Form 10-Q
period 2019-03-31
DiamondPeak Holdings Corp.
filed 2019-05-15
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38821

DIAMONDPEAK HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	83-2533239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 W 57th Street, 29th Floor New York, New York 10019
(Address of Principal Executive Offices, including zip code)

(212) 716-2000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one Warrant	DPHCU	NASDAQ Capital Market
Class A common stock, $0.0001 par value per share	DPHC	NASDAQ Capital Market
Warrants to purchase Class A common stock	DPHCW	NASDAQ Capital Market

As of May 13, 2019, there were 28,000,000 shares of Class A common stock, $0.0001 par value, and 7,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DIAMONDPEAK HOLDINGS CORP.

Quarterly Report on Form 10-Q

i

DIAMONDPEAK HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,345,822	$20,000
Prepaid expenses	159,562	—
Total Current Assets	1,505,384	20,000

Deferred offering costs	—	100,000
Cash and marketable securities held in Trust Account	280,431,214	—
Total Assets	$281,936,598	$120,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$79,095	$1,650
Accrued offering costs	18,538	57,500
Income taxes payable	80,055	—
Promissory note – related party	—	37,500
Total Current Liabilities	177,688	96,650

Deferred underwriting fee payable	9,800,000	—
Total Liabilities	9,977,688	96,650

Commitments and contingencies (Note 6)

Common stock subject to possible redemption, 26,695,890 shares at $10.00 per share	266,958,900	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,304,110 and -0- shares issued and outstanding (excluding 26,695,890 and -0- shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	130	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,000,000 and 7,187,500 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	700	719
Additional paid in capital	4,737,934	24,281
Retained earnings (Accumulated deficit)	261,246	(1,650)
Total Stockholders’ Equity	5,000,010	23,350
Total Liabilities and Stockholders’ Equity	$281,936,598	$120,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIAMONDPEAK HOLDINGS CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

General and administrative expenses	$88,263
Loss from operations	(88,263)

Other income:
Interest earned on marketable securities held in Trust Account	431,214

Income before provision for income taxes	342,951
Provision for income taxes	(80,055)
Net income	$262,896

Weighted average shares outstanding of Class A redeemable common stock	26,444,444
Basic and diluted net income per share, Class A	$0.01

Weighted average shares outstanding of Class B non-redeemable common stock	7,000,000
Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIAMONDPEAK HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019(1)	—	$—	7,187,500	$719	$24,281	$(1,650)	$23,350

Sale of 28,000,000 Units, net of underwriting discounts and offering costs	28,000,000	2,800	—	—	264,067,038	—	264,069,838

Sale of 5,066,667 Private Placement Warrants	—	—	—	—	7,600,000	—	7,600,000

Forfeiture of 812,500 shares of Class B common stock by Sponsor	—	—	(812,500)	(81)	81	—	—

Issuance of Class B common stock to Anchor Investor	—	—	812,500	81	2,745	—	2,826

Forfeiture of 187,500 shares of Class B common stock by Sponsor	—	—	(187,500)	(19)	19	—	—

Common stock subject to possible redemption	(26,695,890)	(2,670)	—	—	(266,956,230)	—	(266,958,900)

Net income	—	—	—	—	—	262,896	262,896
Balance – March 31, 2019 (unaudited)	1,304,110	$130	7,000,000	$700	$4,737,934	$261,246	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

(1)	This number included up to 937,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 18, 2019, the underwriters elected to partially exercise their over-allotment option.

DIAMONDPEAK HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$262,896
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in the Trust Account	(431,214)
Changes in operating assets and liabilities:
Prepaid expenses	(159,562)
Accounts payable and accrued expenses	77,445
Income taxes payable	80,055
Net cash used in operating activities	(170,380)

Cash Flows from Investing Activities:
Cash invested in Trust Account	(280,000,000)
Net cash used in investing activities	(280,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Anchor Investor	2,826
Proceeds from sale of Units, net of underwriting fee paid	274,400,000
Proceeds from sale of Private Placement Warrants	7,600,000
Proceeds from promissory note - related party	185,970
Repayment of promissory note - related party	(223,470)
Payment of offering costs	(469,124)
Net cash provided by financing activities	281,496,202

Net Change in Cash	1,325,822
Cash – Beginning of period	20,000
Cash – End of period	$1,345,822

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$18,538
Initial classification of common stock subject to possible redemption	$266,693,780
Change in value of common stock subject to possible redemption	$265,120
Deferred underwriting fee payable	$9,800,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

DiamondPeak Holdings Corp. (the “Company”) was incorporated in Delaware on November 13, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in the real estate sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2019, the Company had not commenced any operations. All activity for the period from November 13, 2018 (inception) through March 31, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and its efforts to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants.

The registration statement for the Company’s Initial Public Offering was declared effective on February 27, 2019. On March 4, 2019, the Company consummated the Initial Public Offering of 25,000,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $250,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s sponsor, DiamondPeak Sponsor LLC, a Delaware limited liability company (the “Sponsor”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”; together with the Sponsor, the “initial stockholders”), generating gross proceeds of $7,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 4, 2019, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

On March 18, 2019, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 3,000,000 Units at $10.00 per Unit and sold an additional 400,000 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total gross proceeds of $30,600,000. Following such closing, an additional $30,000,000 of net proceeds ($10.00 per Unit) was deposited in the Trust Account, resulting in $280,000,000 ($10.00 per Unit) in aggregate deposited into the Trust Account.

Transaction costs amounted to $15,930,162, consisting of $5,600,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $530,162 of other offering costs. In addition, as of March 31, 2019, $1,345,822 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the exercise of the over-allotment option and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially approximately $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until March 4, 2021 to complete a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders or any of their respective affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 28, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on March 8, 2019, and March 22, 2019. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Cash and Marketable Securities Held in Trust Account

At March 31, 2019, the assets held in the Trust Account were invested in money market funds.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $15,930,162 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $8,000 and $0, respectively, which has a full valuation allowance recorded against it.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2019, the Company recorded income tax expense of approximately $80,000, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2019 was approximately 23.3%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted income (loss) per share, does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement Warrants, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 14,400,000 shares of Class A common stock in the aggregate.

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes) of approximately $301,000, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the quarter ended March 31, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures moving forward until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters on March 18, 2019 upon the underwriters’ election to partially exercise their over-allotment option at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Anchor Investor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,000,000. On March 18, 2019, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 400,000 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $600,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering and the exercise of the over-allotment option held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Placement Warrants.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 13, 2018, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In February 2019, the Sponsor forfeited 812,500 Founder Shares and the Anchor Investor purchased 812,500 Founder Shares for an aggregate purchase price of $2,826, or approximately $0.003 per share. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to partially exercise their over-allotment option, 187,500 Founder Shares were forfeited and 750,000 Founder Shares are no longer subject to forfeiture.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note – Related Party

On November 13, 2018, Company issued the Sponsor a promissory note, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of March 31, 2019 or the completion of the Initial Public Offering. The borrowings outstanding under the Promissory Note of $223,470 were repaid upon the consummation of the Initial Public Offering on March 4, 2019.

Related Party Loans

 In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the March 1, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. For the three months ended March 31, 2019, the Company incurred $10,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 27, 2019, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On March 18, 2019, the underwriters elected to partially exercise their over-allotment option to purchase 3,000,000 Units at a purchase price of $10.00 per Unit.

In connection with the closing of the Initial Public Offering and the over-allotment option, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,600,000. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,800,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock —The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 1,304,110 and -0- shares of Class A common stock issued and outstanding, excluding 26,695,890 and -0- shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock —The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 7,000,000, and 7,187,500 shares of Class B common stock issued and outstanding, respectively.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Warrants —Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue any shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its reasonable best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemptions of Warrants for Cash — Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to each warrant holder.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants for Shares of Class A Common Stock — Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price equal to a number of shares of Class A common stock to be determined, based on the redemption date and the fair market value of the Company’s Class A common stock;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;
●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of the Company’s Class A common stock) as the Company’s outstanding Public Warrants, as described above; and
●	if, and only if, there is an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto is available throughout the 30-day period after the written notice of redemption is given.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at a newly issued price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to our initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable for cash so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$280,431,214

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to DiamondPeak Holdings Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to DiamondPeak Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 13, 2018 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We intend to complete our Business Combination using cash from the proceeds from our Initial Public Offering, the exercise of over-allotment option and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our common stock in a Business Combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2019, we had net income of $262,896, which consists of interest earned on marketable securities held in the Trust Account of $431,214, offset by general and administrative expenses of $88,263 and a provision for income taxes of $80,055.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $1,345,822. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of Class B common stock by the Sponsor and the Anchor Investor and loans from our Sponsor.

On March 4, 2019, we consummated the Initial Public Offering of 25,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,666,667 Private Placement Warrants to the Sponsor and the Anchor Investor at a price of $1.50 per warrant, generating gross proceeds of $7,000,000.

On March 18, 2019, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 3,000,000 Units and the sale of an additional 400,000 Private Placement Warrants, generating total gross proceeds of $30,600,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $280,000,000 was placed in the Trust Account. We incurred $15,930,162 in transaction costs, including $5,600,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $530,162 of other costs.

For the three months ended March 31, 2019, cash used in operating activities was $170,380. Net income of $262,896 was offset by interest earned on marketable securities of $431,214. Changes in operating assets and liabilities used $2,062 of cash from operating activities.

At March 31, 2019, we had cash and marketable securities held in the Trust Account of $280,431,214. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us for franchise and income taxes payable and deferred underwriting commissions) to complete our Business Combination. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. During the three months ended March 31, 2019, we did not withdraw any interest income. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2019, we had cash of $1,345,822 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support to the Company. We began incurring these fees on March 1, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the quarter ended March 31, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures moving forward until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on February 28, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on February 28, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2018, we issued 7,187,500 Founder Shares to our Sponsor for an aggregate purchase price of $25,000. In February 2019, the Sponsor forfeited 812,500 Founder Shares and the Anchor Investor purchased 812,500 Founder Shares for an aggregate purchase price of $2,826. As a result of the underwriters’ election to partially exercise their over-allotment option, 187,500 Founder Shares were forfeited, resulting in an aggregate of 7,000,000 Founder Shares outstanding. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On March 4, 2019, we consummated our Initial Public Offering of 25,000,000 Units. On March 18, 2019, in connection with underwriters’ election to partially exercise their over-allotment option, we sold an additional 3,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $280,000,000. Deutsche Bank Securities Inc. acted as the sole book running manager of the offering The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-229286). The SEC declared the registration statement effective on February 27, 2019.

Simultaneously with the consummation of the Initial Public Offering and the partial exercise of the over-allotment option, we consummated a private placement of 5,066,667 Private Placement Warrants to our Sponsor and the Anchor Investor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,600,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the Private Placement Warrants, $280,000,000 was placed in the Trust Account.

We paid a total of $5,600,000 underwriting discounts and commissions and $530,162 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $9,800,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 27, 2019, by and between the Company Deutsche Bank Securities Inc., as representatives of the several underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated February 27, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent. (1)
10.1	Letter Agreement, dated February 27, 2019, by and among the Company, its officers, directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated February 27, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee. (1)
10.3	Registration Rights Agreement, dated February 27, 2019, by and among the Company and the certain security holders. (1)
10.4	Administrative Support Agreement, dated February 27, 2019, by and between the Company and the Sponsor. (1)
10.5	Private Placement Warrants Purchase Agreement, dated February 27, 2019, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 5, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDPEAK HOLDINGS CORP.

Date: May 15, 2019		/s/ David T. Hamamoto
	Name:	David T. Hamamoto
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019		/s/ Kyriakos Mihalitsis
	Name:	Kyriakos Mihalitsis
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)