Form 10-Q
period 2019-06-30
DiamondPeak Holdings Corp.
filed 2019-08-13
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2019, there were 28,000,000 shares of Class A common stock, $0.0001 par value, and 7,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DIAMONDPEAK HOLDINGS CORP.

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DIAMONDPEAK HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,206,823	$20,000
Prepaid expenses	166,250	—
Total Current Assets	1,373,073	20,000

Deferred offering costs	—	100,000
Cash and marketable securities held in Trust Account	281,644,496	—
Total Assets	$283,017,569	$120,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$119,120	$1,650
Accrued offering costs	—	57,500
Income taxes payable	36,784	—
Promissory note – related party	—	37,500
Total Current Liabilities	155,904	96,650

Deferred underwriting fee payable	9,800,000	—
Total Liabilities	9,955,904	96,650

Commitments and contingencies (Note 6)

Common stock subject to possible redemption, 26,806,166 shares at $10.00 per share	268,061,660	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,193,834 and -0- shares issued and outstanding (excluding 26,806,166 and -0- shares subject to possible redemption) at June 30, 2019 and December 31, 2018, respectively	119	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,000,000 and 7,187,500 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	700	719
Additional paid in capital	3,635,185	24,281
Retained earnings (Accumulated deficit)	1,364,001	(1,650)
Total Stockholders’ Equity	5,000,005	23,350
Total Liabilities and Stockholders’ Equity	$283,017,569	$120,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIAMONDPEAK HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019

General and administrative expenses	$153,798	$242,061
Loss from operations	(153,798)	(242,061)

Other income:
Interest earned on marketable securities held in Trust Account	1,577,282	2,008,496

Income before provision for income taxes	1,423,484	1,766,435
Provision for income taxes	(320,729)	(400,784)
Net income	$1,102,755	$1,365,651

Weighted average shares outstanding of Class A redeemable common stock	28,000,000	27,644,068
Basic and diluted net income per share, Class A	$0.04	$0.05

Weighted average shares outstanding of Class B non-redeemable common stock	7,000,000	7,000,000
Basic and diluted net loss per share, Class B	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIAMONDPEAK HOLDINGS CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019(1)	—	$—	7,187,500	$719	$24,281	$(1,650)	$23,350

Sale of 28,000,000 Units, net of underwriting discounts and offering costs	28,000,000	2,800	—	—	264,067,038	—	264,069,838

Sale of 5,066,667 Private Placement Warrants	—	—	—	—	7,600,000	—	7,600,000

Forfeiture of 812,500 shares of Class B common stock by Sponsor	—	—	(812,500)	(81)	81	—	—

Issuance of Class B common stock to Anchor Investor	—	—	812,500	81	2,745	—	2,826

Forfeiture of 187,500 shares of Class B common stock by Sponsor	—	—	(187,500)	(19)	19	—	—

Common stock subject to possible redemption	(26,695,890)	(2,670)	—	—	(266,956,230)	—	(266,958,900)

Net income	—	—	—	—	—	262,896	262,896
Balance – March 31, 2019 (unaudited)	1,304,110	130	7,000,000	700	4,737,934	261,246	5,000,010

Change in value of common stock subject to possible redemption	(110,276)	(11)	—	—	(1,102,749)	—	(1,102,760)

Net income	—	—	—	—	—	1,102,755	1,102,755
Balance – June 30, 2019 (unaudited)	1,193,834	$119	7,000,000	$700	$3,635,185	$1,364,001	$5,000,005

(1)	This number included up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 18, 2019, the underwriters elected to partially exercise their over-allotment option and, as a result, 187,500 shares were forfeited (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIAMONDPEAK HOLDINGS CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,365,651
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in the Trust Account	(2,008,496)
Changes in operating assets and liabilities:
Prepaid expenses	(166,250)
Accounts payable and accrued expenses	117,470
Income taxes payable	36,784
Net cash used in operating activities	(654,841)

Cash Flows from Investing Activities:
Cash invested in Trust Account	(280,000,000)
Cash withdrawn from Trust Account to pay income taxes	364,000
Net cash used in investing activities	(279,636,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Anchor Investor	2,826
Proceeds from sale of Units, net of underwriting fee paid	274,400,000
Proceeds from sale of Private Placement Warrants	7,600,000
Proceeds from promissory note - related party	185,970
Repayment of promissory note - related party	(223,470)
Payment of offering costs	(487,662)
Net cash provided by financing activities	281,477,664

Net Change in Cash	1,186,823
Cash – Beginning of period	20,000
Cash – End of period	$1,206,823

Supplementary cash flow information:
Cash paid for income taxes	$364,000

Non-Cash investing and financing activities:
Value of common stock subject to possible redemption	$268,061,660
Deferred underwriting fee payable	$9,800,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from November 13, 2018 (inception) through June 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and its efforts to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the investment of the net proceeds derived from the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants.

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

Transaction costs amounted to $15,930,162, consisting of $5,600,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $530,162 of other offering costs. In addition, as of June 30, 2019, $1,206,823 of cash was held outside of the Trust Account and is available for working capital purposes.

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

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors (except for the independent registered public accounting firm), service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 28, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on March 8, 2019, and March 22, 2019. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future periods.

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

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Cash and Marketable Securities Held in Trust Account

At June 30, 2019, the assets held in the Trust Account were invested in money market funds.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $15,930,162 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2019 and December 31, 2018, the Company has a deferred tax asset of approximately $30,000 and $0, respectively, which has a full valuation allowance recorded against it.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs (net of applicable franchise taxes) are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $321,000 and $401,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2019 was approximately 22.5% and 22.7%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 14,400,000 shares of Class A common stock in the aggregate.

The Company’s condensed statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes) of approximately $1,207,000 and $1,508,000 for the three and six months ended June 30, 2019, respectively, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the March 1, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. For the three and six months ended June 30, 2019, the Company incurred $30,000 and $40,000, respectively, in fees for these services, of which $10,000 of such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheet as of June 30, 2019.

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

In connection with the closing of the Initial Public Offering and the over-allotment option, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,600,000. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,800,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. A portion of the deferred fees may be paid to third parties who did not participate in the Initial Public Offering (but who are members of FINRA) that assist the Company in consummating its Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion; provided, that no single third party (together with its affiliates) may be paid an amount in excess of the portion of the aggregate deferred underwriting commission paid to the underwriter unless the parties otherwise agree.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock —The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 1,193,834 and -0- shares of Class A common stock issued and outstanding, excluding 26,806,166 and -0- shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock —The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 7,000,000, and 7,187,500 shares of Class B common stock issued and outstanding, respectively.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$281,644,496

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2019, we had net income of $1,102,755, which consisted of interest earned on marketable securities held in the Trust Account of $1,577,282, offset by general and administrative expenses of $153,798 and a provision for income taxes of $320,729.

For the six months ended June 30, 2019, we had net income of $1,365,651, which consisted of interest earned on marketable securities held in the Trust Account of $2,008,496, offset by general and administrative expenses of $242,061 and a provision for income taxes of $400,784.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of Class B common stock by the Sponsor and the Anchor Investor and loans from our Sponsor.

On March 4, 2019, we consummated the Initial Public Offering of 25,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 4,666,667 Private Placement Warrants to the Sponsor and the Anchor Investor at a price of $1.50 per warrant, generating gross proceeds of $7,000,000.

On March 18, 2019, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 3,000,000 Units and the sale of an additional 400,000 Private Placement Warrants, generating total gross proceeds of $30,600,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $280,000,000 was placed in the Trust Account. We incurred $15,930,162 in transaction costs, including $5,600,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $530,162 of other costs in connection with the Initial Public Offering and the sale of the Private Placement Warrants.

For the six months ended June 30, 2019, net cash used in operating activities was $654,841. Net income of $1,365,651 was offset by interest earned on marketable securities of $2,008,496. Changes in operating assets and liabilities used $11,996 of cash from operating activities.

At June 30, 2019, we had cash and marketable securities held in the Trust Account of $281,644,496. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us for franchise and income taxes payable and deferred underwriting commissions) to complete our Business Combination. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. During the six months ended June 30, 2019, we withdrew $364,000 of interest earned on the Trust Account to pay income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At June 30, 2019, we had cash of $1,206,823 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support to the Company. We began incurring these fees on March 1, 2019 and will continue to incur these fees on a monthly basis until the earlier of the completion of the Business Combination and the Company’s liquidation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 4, 2019, we consummated our Initial Public Offering of 25,000,000 Units. On March 18, 2019, in connection with underwriters’ election to partially exercise their over-allotment option, we sold an additional 3,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $280,000,000. Deutsche Bank Securities Inc. acted as the sole book running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-229286). The SEC declared the registration statement effective on February 27, 2019.

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

DIAMONDPEAK HOLDINGS CORP.

Date: August 13, 2019		/s/ David T. Hamamoto
	Name:	David T. Hamamoto
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019		/s/ Kyriakos Mihalitsis
	Name:	Kyriakos Mihalitsis
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)