Form 10-K
period 2019-12-31
DiamondPeak Holdings Corp.
filed 2020-03-25
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38821

DIAMONDPEAK HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	83-2533239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

40 W 57th Street, 29th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 716-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one Warrant	DPHCU	The Nasdaq Stock Market LLC
Class A common stock, $0.0001 par value per share	DPHC	The Nasdaq Stock Market LLC
Warrants to purchase Class A common stock	DPHCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 28, 2019, as reported on the Nasdaq Capital Market, was approximately $272,160,000.

As of March 20, 2020, there were 28,000,000 shares of Class A common stock, $0.0001 par value, and 7,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

ii

Unless otherwise stated in this report, or the context otherwise requires, references to:

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

•	“management” or our “management team” are to our officers and directors;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

•	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

•	“sponsor” are to DiamondPeak Sponsor LLC, a Delaware limited liability company;

•	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

•	“we,” “us,” “company” or “our company” are to DiamondPeak Holdings Corp.

iii

PART I

Item 1. Business.

Introduction

We are an early stage blank check company recently incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

Our sponsor, DiamondPeak Sponsor LLC, is a joint venture between an entity controlled by David T. Hamamoto and an entity controlled by the principals of Silverpeak. We intend to capitalize on the ability of our management team and the broader Silverpeak platform to identify, acquire and operate a business in any industry or sector; however, given the experience of our founders, we expect to focus on acquiring a business with a real estate related component. We believe the experience of our management team makes us well situated to identify, source, negotiate and execute an initial business combination with an attractive company or business with a real estate related component or where our management team has significant expertise.

We intend to identify and acquire a business that could benefit from a hands-on partner with extensive operational, capital markets and investment management experience in the broader real estate sector and that presents potential for an attractive risk-adjusted return profile under our management. Even companies with strong fundamentals can under-perform their potential due to dislocation in the markets in which they operate, inefficient capital allocation, over-levered capital structures, excessive cost structures, incomplete management teams, and/or incongruous business strategies. Our management team and the broader Silverpeak platform have extensive experience in identifying and executing such full-potential acquisitions across the broader real estate sector. In addition, our management team has a history of preparing for and executing initial public offerings and scaling early stage investment platforms.

Our management team is led by David Hamamoto, our Chief Executive Officer and Chairman. Mr. Hamamoto is the founder of Diamond Head Partners, LLC, which he established in 2017. Mr. Hamamoto has significant experience across the real estate public markets as the former head of the NorthStar companies, which he founded as a private company in 1997, took public in 2004 with an approximately $300 million equity market capitalization, and sold to Colony Capital in 2017 at a $6 billion equity market capitalization. At the time of the sale, NorthStar had total assets under management of $39.3 billion. NorthStar generated 13.4% annualized returns from its initial public offering in October 2004 through sale in January 2017, compared to 8.7% for the RMZ public REIT index and 8.2% for the S&P 500. Prior to NorthStar, Mr. Hamamoto spent 14 years in the Real Estate Department at Goldman Sachs, where he founded the Real Estate Principal Investments Area, raised the first Whitehall real estate private equity fund, and raised four additional Whitehall funds and one emerging market fund. Mr. Hamamoto’s private real estate investing background and public market track record and Silverpeak’s extensive private markets experience provide complementary sources of real estate expertise and market knowledge, which we believe will benefit us in identifying and executing a business combination.

Silverpeak

Led by its partners Kaushik Amin, Brett Bossung and Mark Walsh, Silverpeak is an alternative investment management firm focused on creating long-term value for investors in three specific sectors: real estate, energy and credit. Today, the sector-focused platform includes more than 100 employees — based primarily in New York and Atlanta — who have invested, as of September 30, 2019, in over $19 billion in gross asset value since the firm’s founding in 2010.

We believe that we will benefit from Silverpeak’s investment experience across the real estate sector. Silverpeak’s real estate investment team maintains an extensive network of relationships that we believe provide us with a distinct advantage for sourcing opportunities and unlocking their long-term value. The group has a long and established track record and senior team members average more than a decade working together. Since its formation in 2010, the group, together with partners, has acquired, as of September 30, 2019, over $18 billion of gross asset value in more than 200 transactions across various property types and U.S. geographic regions.

Business Strategy

Our business strategy is to utilize our management team’s existing investment identification and evaluation platforms to identify, acquire and, after our initial business combination, implement an operating strategy with a view of creating value for our shareholders through growth, operational improvements, capital infusion or future acquisitions. Our focus on value creation is driven by a disciplined investment strategy supported by a fundamental approach. This includes comprehensive due diligence, thoughtful underwriting and deep strategic analysis, resulting in a thorough evaluation of each investment opportunity. Mr. Hamamoto and Silverpeak have leveraged their longstanding relationships, network of industry connections and their ability to uncover unique opportunities and support them with market expertise. We intend to source initial business combination opportunities through our management team’s network of real estate owners and investors, operating partners, financial firms, brokers and lenders. The members of our management team have communicated and will continue communicating with their networks to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.

Market Opportunity

While we are not limited to a particular industry or geographic region, given the experience of our management team and Silverpeak, we expect to focus on acquiring a business with a real estate component or where our management team has significant expertise. Our management team is looking to identify business combination targets which are in need of strategic growth capital, will benefit from becoming a publicly listed company or which need to repurchase debt, target strategic acquisitions or require working capital. We are seeking candidates with an enterprise value of between $350 million and $2.0 billion. We believe that the middle-market segment provides the greatest number of opportunities for investment, and it is where we believe our management team has the strongest network to identify opportunities.

Acquisition Criteria

We are seeking to identify companies that have compelling growth potential and a combination of the following characteristics. We have used these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

●	Competitive market position. We are seeking candidates that operate in one or more markets that exhibit strong or improving fundamentals. We intend to evaluate each market based on several factors including competitive dynamics, demand drivers, barriers to entry and the potential for sustainable competitive advantages.

●	Strong target management teams. We are seeking candidates who have strong management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will spend significant time assessing a target company’s leadership and personnel and evaluating what we can do to augment and/or upgrade the team over time if needed.

●	Opportunity to benefit from our management team’s expertise. We are seeking candidates whose performance can be enhanced by the skill sets provided by our management team, including operating and growing real estate businesses in both the public and private markets.

●	At an inflection point. We are seeking candidates where we believe we can drive improved financial performance and where an acquisition may help facilitate growth. We believe that we are well-positioned to evaluate and improve a target company’s growth prospects and help them realize the opportunities to create shareholder value following the consummation of a business combination.

●	Opportunity for operational improvements. We are seeking to identify businesses that we believe would benefit from our ability to drive improvements in the target company’s revenue-generating strategies, product or service offering, sales and marketing efforts, geographical presence and/or cost structure.

●	Growth opportunities through capital investment. We are seeking candidates who will benefit from additional capital investment through a business combination. These opportunities may include increasing profitability through the recapitalization of existing financial obligations, capital investments in existing facilities or capital investment in new facilities or expansion opportunities.

●	Opportunities for add-on acquisitions. We are seeking to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute such transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Appropriate valuations. We are seeking to be a disciplined and valuation-centric investor that will invest on terms that we believe provide significant upside potential with limited downside risk.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Management Team

Our management team is led by our Chief Executive Officer and Chairman, David Hamamoto, who is complemented by the Silverpeak platform. Mark A. Walsh, a principal of Silverpeak, serves as one of our directors. Mr. Hamamoto and the principals of Silverpeak have had a relationship for more than 25 years and, among the four individuals, average more than 30 years of real estate and alternatives investing experience across the public and private markets. As real estate industry leaders, Mr. Hamamoto and Silverpeak have experience building out real estate companies organically, including growing investment teams, developing networks of partners and implementing thorough investment processes.

Mr. Hamamoto is the Founder of Diamond Head Partners, LLC which he established in 2017. Previously, he served as Executive Vice Chairman of Colony NorthStar (now Colony Capital (NYSE:CLNY)), a real estate and investment management firm, The NorthStar companies, which he founded, were sold to Colony Capital in January 2017. Prior to the sale, Mr. Hamamoto was Executive Chairman of NSAM having previously served as its Chairman and Chief Executive Officer. Mr. Hamamoto was the Chairman of the board of directors of NRF, a real estate investment trust for ten years and served as one of its directors for almost 14 years. Mr. Hamamoto previously served as NRF’s Chief Executive Officer and President. He was also Chairman of the board of directors of NorthStar Realty Europe Corp.Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to NorthStar Realty Finance, for which he served as Co-Chief Executive Officer. Prior to NorthStar, Mr. Hamamoto was a general partner and co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds.

Mr. Walsh is a partner and co-founder of Silverpeak. He is responsible for the platform’s strategic initiatives and origination activities, and also serves as Chairman of Silverpeak Argentic, the firm’s commercial real estate lending platform. Before founding Silverpeak, Mr. Walsh headed Lehman Brothers’ Global Real Estate Group and served as Global Co-Head of Lehman Brothers Real Estate Private Equity. During his 20 years at Lehman Brothers, the firm became a leading debt and equity investment platform both domestically and globally. Prior to joining Lehman Brothers, Mr. Walsh was a lawyer where he represented financial institutions in all aspects of commercial mortgage loan origination, workouts and secondary market transactions. Mr. Walsh is also a Founding Member of the Ziman Center for Real Estate at UCLA’s Anderson School of Management.

Our board of directors also includes Andrew Richardson, who currently serves as the Chief Operating Officer of Waypoint Real Estate Investments, a private real estate investment firm focused on the U.S. residential sector, Steven R. Hash, who currently serves as the President and Chief Operating Officer of Renaissance Macro Research, LLC, an equity research and trading firm focused on macro research in the investment strategy, economics, and Washington policy sectors, and Judith A. Hannaway, a financial industry consultant and former Managing Director of Scudder Investments responsible for Special Product Development including closed-end funds, offshore funds and REIT funds.

The past performance of our management team or of Silverpeak is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. Neither our management team nor Silverpeak have had management experience with special purpose acquisition corporations in the past. You should not rely on the historical record of our management team’s or Silverpeak’s performance as indicative of our future performance.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may, at our option, pursue an acquisition opportunity jointly with one or more entities affiliated with Silverpeak, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Report. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of our initial public offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Acquisition Process

We believe that conducting comprehensive due diligence on prospective investments is particularly important within the real estate sector. We will utilize the diligence, rigor, and expertise of Silverpeak’s platform to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s extensive tenure investing in the real estate sector, we are often familiar with the prospective target’s end-market, competitive landscape and business model.

In evaluating a prospective initial business combination, we conduct a thorough diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities and financial analyses as well as a review of other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Silverpeak, our sponsor, our officers, or our directors, subject to certain approvals and consents. In the event we seek to complete our initial business combination with a company that is affiliated with Silverpeak, our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to us from a financial point of view. Currently, we are not aware of an affiliate of Silverpeak that would make a suitable target for our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers and directors have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by March 4, 2021.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following March 4, 2024, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available in the trust account for a business combination in the amount of $273,781,860 (as of December 31, 2019), after payment of $9,800,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to complete our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

We have received a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities of our management team and Silverpeak. In addition to the proprietary deal flow, we anticipate that additional target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our management team and Silverpeak, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with Silverpeak, our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, there is no assurance that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. There is no assurance that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers,directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2019 is approximately $10.13 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we maintain a listing for our securities on Nasdaq, we are required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsor, officers and directors will count toward this quorum and have agreed to vote their founder shares and any public shares purchased after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our sponsor, officers and directors’ founder shares (and excluding any shares held by our anchor investor), we would need 11,312,501, or 40.4%, of the 28,000,000 public shares sold our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. In addition, as a result of the founder shares and private placement warrants that our anchor investor holds, it may have different interests with respect to a vote on an initial business combination than other public stockholders. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until March 4, 2021.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering, or until March 4, 2021, to complete our initial business combination. If we are unable to complete our business combination by March 4, 2021, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by March 4, 2021.

Our sponsor, officers, directors and anchor investor have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by March 4, 2021. However, if our sponsor, officers, directors or anchor investor acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by March 4, 2021.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2021, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,070,048 of proceeds held outside the trust account (as of December 31, 2019), although there is no assurance that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. There is no assurance that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, there is no assurance that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, there is no assurance that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and there is no assurance that our sponsor would be able to satisfy those obligations. Accordingly, there is no assurance that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to approximately $1,070,048 of proceeds from our initial public offering held outside the trust account (as of December 31, 2019) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by March 4, 2021 may be considered a liquidating distribution under Delaware law. Delaware law provides that if a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by March 4, 2021, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination by March 4, 2021, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 4, 2021 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, there is no assurance that we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. There is no assurance that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our business combination by March 4, 2021, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination by March 4, 2021 or (iii) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we have encountered, and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. There is no assurance that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

You should carefully consider all of the risks described below, together with the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a recently formed early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern in its report.

In its report on our financial statements for the year ended December 31, 2019, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations unless we complete a business combination by March 4, 2021.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased after our initial public offering, in favor of our initial business combination. As a result, in addition to our sponsor, officers and directors’ founder shares (and excluding any shares held by our anchor investor), we would need 11,312,501, or 40.4%, of the 28,000,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. In addition, as a result of the founder shares and private placement warrants that our anchor investor holds, it may have different interests with respect to a vote on an initial business combination than other public stockholders. Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor, officers and directors agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by March 4, 2021. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our initial public offering, or by March 4, 2021. We may not be able to find a suitable target business and complete our initial business combination by such date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2021 and (iii) the redemption of our public shares if we are unable to complete an initial business combination by March 4, 2021, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination by March 4, 2021 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond March 4, 2021 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NASDAQ. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on NASDAQ, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable are limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until March 4, 2021, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until March 4, 2021, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account as of December 31, 2019 are sufficient to allow us to operate until March 4, 2021; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1,070,048 (as of December 31, 2019) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to withdraw interest from the trust account and/or or borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. WithumSmith+Brown, PC, our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2021; or (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 4, 2021 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following March 4, 2021 in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that provides for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by March 4, 2021 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants issued in our initial public offering under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we will use our reasonable best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants issued in our initial public offering are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with our initial public offering, our initial stockholders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A common stock at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we expect to focus our search for a target business with a real estate related component, we may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to complete our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Past performance by our management team and Silverpeak may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with our management team and Silverpeak and its affiliates is presented for informational purposes only. Past performance by our management team and Silverpeak is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Our officers and directors have not had management experience with special purpose acquisition corporations in the past. You should not rely on the historical record of our management team’s and Silverpeak’s performance as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward. Furthermore, an investment in us is not an investment in Silverpeak.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 72,000,000 and 3,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. There are currently no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock to redeem the warrants as described in our final prospectus of our initial public offering or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Our ability to successfully complete our initial business combination and to be successful thereafter will be totally dependent upon the efforts of members of our management team, some of whom may join us following our initial business combination. The loss of such people could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully complete our business combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, cannot presently be ascertained. Although some members of our management team may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Members of our management team may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any members of our management team will remain with us after the completion of our business combination. We cannot assure you that any members of our management team will remain in senior management or advisory positions with us. The determination as to whether any members of our management team will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Silverpeak’s principals, including one of our directors and our Chief Financial Officer, have fiduciary responsibility to dedicate substantially all their business time to its affairs and its portfolio companies and, as a portfolio investment within Silverpeak’s platform, we should receive substantial time and support from the Silverpeak platform. However, this responsibility does not require any of our officers or directors to commit his or her full time to our affairs in particular, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, including other business endeavors for which he or she may be entitled to substantial compensation. We do not intend to have any full-time employees prior to the completion of our initial business combination. In addition, certain of our officers and directors are employed by or affiliated with Silverpeak, which makes investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact (subject to certain approvals and consents) we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Silverpeak. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Silverpeak. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In November 2018, our sponsor acquired 7,187,500 founder shares for an aggregate purchase price of $25,000. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. In February 2019, our sponsor forfeited 812,500 founder shares and our anchor investor purchased 812,500 founder shares for an aggregate purchase price of approximately $3,000, or approximately $0.003 per share. On March 18, 2019, our sponsor forfeited 187,500 founder shares due to the underwriters of our initial public offering not exercising their over-allotment option in full. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and our anchor investor purchased an aggregate of 5,066,667 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of approximately $7,600,000, or $1.50 per whole warrant, that will also be worthless if we do not complete a business combination. Among the private placement warrants, 4,460,000 warrants were purchased by our sponsor and 606,667 warrants were purchased by our anchor investor. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement warrants, $280,000,000 is available to complete our business combination and pay related fees and expenses (which includes approximately $9,800,000 for the payment of deferred underwriting commissions).

We may complete our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to complete our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to complete our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even if a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in some similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than some similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to complete our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrant holders may not support.

In order to complete a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreement. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to complete our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or in our initial business combination. Our initial stockholders, who collectively beneficially own approximately 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 4, 2021, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and working capital amounts released to us), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account (and not previously released to us to pay our taxes) on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by certain of our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we may redeem your warrants after they become exercisable for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to complete our business combination.

We issued warrants to purchase 9,333,333 shares of our Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement warrants to purchase an aggregate of 5,066,667 shares of Class A common stock at $11.50 per share. Our initial stockholders currently own 7,000,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to complete a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor, anchor investor or their permitted transferees, (i) they will not be redeemable by us (except for a number of shares of Class A common stock), (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike most blank check companies, if we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share of common stock, then the exercise price of the warrants will be adjusted to be equal to 115% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight maybe required. As a result, management’s attention maybe diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

If we complete our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we complete our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If we acquire an operating company or business with a real estate component, our future operations may be subject to risks associated with this sector.

While we may pursue an initial business combination target in any business or industry, we expect to focus our search on acquiring an operating company or business with a real estate component. Because we have not yet identified or approached any specific target business, we cannot provide specific risks of any business combination. However, risks inherent in investments in this sector may include, but are not limited to, the following:

●	adverse changes in international, national, regional or local economic, demographic and market conditions;

●	adverse changes in financial conditions of buyers, sellers and tenants of properties;

●	competition from other investors in companies and businesses with a real estate component with significant capital;

●	reductions in the level of demand for commercial space, and changes in the relative popularity of properties;

●	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

●	unanticipated increases in operating expenses, including, without limitation, insurance costs, labor costs, construction materials, energy prices and costs of compliance with laws, regulations and governmental policies;

●	changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws and governmental fiscal policies, and changes in the related costs of compliance with laws, regulations and governmental policies;

●	litigation and other legal proceedings;

●	the ability to effectively adopt or adapt to new or improved technologies;

●	the ability to attract and retain highly skilled employees;

●	environmental risks; and

●	civil unrest, labor strikes, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, which may result in uninsured losses.

We have not yet identified any specific geographic area or jurisdiction in which we intend to pursue our initial business combination. We may acquire a target company or business based inside or outside of the United States, and with operations in a single jurisdiction or across a number of jurisdictions. This will expose us to business and legal considerations and risks associated with companies operating in such jurisdictions. For example, if we pursue a target company with a real estate component, various federal, state and local laws and regulations, including municipal or local ordinances, as well as foreign regulations, may affect our business. These laws could relate to, among other things, environmental regulations and controls, labor and employment practices, tax, disclosure rules and zoning and land use restrictions, fire and safety laws, consumer protection laws, information security and privacy laws, anticorruption laws, and compliance with the Americans with Disabilities Act and similar laws. In addition to laws at a national or federal level, many of the laws applicable to real estate related businesses are regional, state and local in nature, and can vary significantly from jurisdiction to jurisdiction. We may incur significant costs complying with the laws and regulations of the jurisdictions in which we conduct business.

Item 1B.   Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 40 W 57th Street, 29th Floor, New York, New York 10019 and our telephone number is (212) 716-2000. The cost for this space is included in the $10,000 per-month aggregate fee our sponsor charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “DPHCU,” “DPHC” and “DPHCW,” respectively. Our units commenced public trading on March 4, 2019, and our Class A common stock and warrants commenced separate public trading on April 12, 2019.

Holders

On March 20, 2020, there was one holder of record of our units, one holder of record of our Class A common stock and one holder of record of our warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The issuance of additional shares of our common stock in our business combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after our business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 4, 2019 were organizational activities, and those necessary to prepare for our initial public offering, described below. Subsequent to our initial public offering, we have been focused on identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the fiscal year ended December 31, 2019, we had net income of $3,016,201, which consisted of interest earned on marketable securities held in our trust account of $4,547,860, offset by general and administrative expenses of $618,608 and a provision for income taxes of $913,051.

For the period from November 13, 2018 (inception) to December 31, 2018, we had a net loss of $1,650, which consisted of general and administrative expenses of $1,650.

Liquidity and Capital Resources

Until the consummation of our initial public offering, our only source of liquidity was an initial purchase of Class B common stock by our sponsor and our anchor investor and loans from our sponsor.

On March 4, 2019, we consummated our initial public offering of 25,000,000 units at a price of $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of an aggregate of 4,666,667 private placement warrants to our sponsor and our anchor investor at a price of $1.50 per warrant, generating gross proceeds of $7,000,000.

On March 18, 2019, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 3,000,000 units and the sale of an additional 400,000 private placement warrants, generating total gross proceeds of $30,600,000.

Following our initial public offering, the partial exercise of the over-allotment option and the sale of the private placement warrants, a total of $280,000,000 was placed in our trust account. We incurred $15,930,162 in transaction costs, including $5,600,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $530,162 of other costs in connection with our initial public offering and the sale of the private placement warrants.

For the year ended December 31, 2019, net cash used in operating activities was $1,393,616. Net income of $3,016,201 was offset by interest earned on marketable securities of $4,547,860. Changes in operating assets and liabilities provided $138,043 of cash from operating activities.

At December 31, 2019, we had cash and marketable securities held in our trust account of $283,581,860. We intend to use substantially all of the funds held in our trust account, including any amounts representing interest earned on the trust account (less amounts released to us for franchise and income taxes payable and deferred underwriting commissions) to complete our initial business combination. Interest income earned on the balance in the trust account may be available to us to pay taxes. During the year ended December 31, 2019, we withdrew $966,000 of interest earned on the trust account to pay income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

At December 31, 2019, we had cash of $1,070,048 held outside of our trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the private placement warrants, at a price of $1.50 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate our trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 4, 2021.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support to the Company. We began incurring these fees on March 1, 2019 and will continue to incur these fees on a monthly basis until the earlier of the completion of our initial business combination and the Company’s liquidation.

The underwriters of our initial public offering are entitled to a deferred fee of $0.35 per Unit, or $9,800,000 in the aggregate, which will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. A portion of the deferred fees may be paid to third parties who did not participate in our initial public offering (but who are members of FINRA) that assist us in consummating our initial business combination. The election to make such payments to third parties will be solely at the discretion of our management team, and such third parties will be selected by the management team in its sole and absolute discretion; provided, that no single third party (together with its affiliates) may be paid an amount in excess of the portion of the aggregate deferred underwriting commission paid to the underwriter unless the parties otherwise agree.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Our financial statements and notes thereto begin on page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
David T. Hamamoto	60	Chairman and Chief Executive Officer
Kyriakos Mihalitsis	40	Chief Financial Officer
Mark A. Walsh	60	Director
Andrew Richardson	53	Director
Steven R. Hash	55	Director
Judith A. Hannaway	67	Director

David T. Hamamoto our Chairman and Chief Executive Officer since inception, is the Founder of Diamond Head Partners, LLC which he established in 2017. Previously, he served as Executive Vice Chairman of Colony NorthStar (now Colony Capital (NYSE:CLNY)), a real estate and investment management firm, from January 2017 through January 2018. The NorthStar companies, which he founded, were sold to Colony Capital in January 2017. Prior to the sale, Mr. Hamamoto was Executive Chairman of NorthStar Asset Management Group (“NSAM”) since 2015, having previously served as its Chairman and Chief Executive Officer from 2014 until 2015. Mr. Hamamoto was the Chairman of the board of directors of NorthStar Realty Finance Corp. (NYSE:NRF)(“NRF)), a real estate investment trust, from 2007 to January 2017 and served as one of its directors from 2003 to January 2017. Mr. Hamamoto previously served as NRF’s Chief Executive Officer from 2004 until 2015 and President from 2004 until 2011. Mr. Hamamoto was Chairman of the board of directors of NorthStar Realty Europe Corp. from 2015 to January 2017. In 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to NorthStar Realty Finance, for which he served as Co-Chief Executive Officer until 2004. Prior to NorthStar, Mr. Hamamoto was a partner and co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Between April and July 2018, several class actions (and two derivative lawsuit) were filed in connection with the Colony-NorthStar merger and the merged company’s performance thereafter; three in federal court in California, three in state court in California, and two in state court in Maryland. Mr. Hamamoto is named as an individual defendant in each of these lawsuits. The lawsuits generally share a factual nexus, and allege securities law violations and other claims against all defendants, including Mr. Hamamoto. Presently, only one federal and a state case are pending, and the state case is currently stayed. Mr. Hamamoto disputes all such allegations and is defending vigorously against the lawsuits. Mr. Hamamoto received a B.S. from Stanford University and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. He is well qualified to serve as a director due to his extensive real estate, investment and operational experience.

Kyriakos Mihalitsis, our Chief Financial Officer since inception, is a Managing Director in the finance group at Silverpeak. Mr. Mihalitsis has been with Silverpeak since its inception in 2010, having previously been employed by its predecessor, Lehman Brothers Real Estate Partners. Prior to joining Lehman Brothers in 2006, Mr. Mihalitsis was a Manager at EisnerAmper LLC, a full service advisory and accounting firm, where he was responsible for performing and overseeing audits and consulting engagements for both public and private companies, including hedge funds and private equity funds. Mr. Mihalitsis received his B.B.A in Accounting from Baruch College. Mr. Mihalitsis is a Certified Public Accountant and Chartered Financial Analyst.

Mark A. Walsh one of our Directors since inception, is a partner and co-founder of the Silverpeak family of companies, a multi-strategy investment platform with expertise in the real estate, energy and credit sectors. He is responsible for Silverpeak’s strategic initiatives and origination activities, and also serves as Chairman of Silverpeak Argentic, Silverpeak’s commercial real estate lending platform. Before founding Silverpeak in 2010, Mr. Walsh headed Lehman Brothers’ Global Real Estate Group and served as Global Co-Head of Lehman Brothers Real Estate Private Equity. During his 20 years at Lehman Brothers, the firm became a leading debt and equity investment platform both domestically and globally. Prior to joining Lehman Brothers, Mr. Walsh was a lawyer where he represented financial institutions in all aspects of commercial mortgage loan origination, workouts and secondary market transactions. Mr. Walsh is also a Founding Member of the Ziman Center for Real Estate at UCLA’s Anderson School of Management. Mr. Walsh earned his B.A. from the College of the Holy Cross and a J.D. from Fordham Law School. He is well qualified to serve as a director due to his extensive real estate, investment and operational experience.

Andrew Richardson, one of our Directors, is currently the Chief Operating Officer of Waypoint Real Estate Investments, a private real estate investment firm focused on the U.S. rental housing sector. He has held this position since May 2019. Since November 2019, Mr. Richardson has also served as non-executive chairman of Alpine Income Property Trust, an NYSE-listed REIT focused on the net lease sector and is also chair of its audit committee. Previously, Mr. Richardson served as the Chief Financial Officer and President of Land and Development of iStar, Inc. (NYSE: STAR), a real estate investor and developer, and as Chief Financial Officer of Safehold Inc. (NYSE: SAFE), a company focused on ground lease acquisition, management and capitalization from March 2018 to May 2019. Prior to joining iStar and Safehold Inc., Mr. Richardson was the Chief Financial Officer of The Howard Hughes Corporation (NYSE: HHC) from 2011 to 2016, one of the premier master planned community and large-scale mixed use commercial developers in the U.S. Prior to HHC, from 2006 to 2011 Mr. Richardson served as the Chief Financial Officer and Treasurer of NorthStar Realty Finance Corp., a publicly traded commercial real estate finance company focused on investment in real estate loans, fixed income securities and net-leased real estate properties. Before joining NorthStar, from 2000 to 2006, Mr. Richardson was an Executive Vice President with iStar Financial Inc. Mr. Richardson also served in various capacities at Salomon Smith Barney, including Vice President in the real estate investment-banking group focused on mergers and acquisitions and raising capital for public and private companies. Early in his career, Mr. Richardson was a Certified Public Accountant with Ernst & Young LLP. He holds a B.B.A. in Business from the University of Notre Dame and an M.B.A. from the University of Chicago Booth School of Business. He is well qualified to serve as a director due to his extensive real estate, investment, financial, public company and operational experience.

Steven R. Hash, one of our Directors, is the President and Chief Operating Officer of Renaissance Macro Research, LLC, an equity research and trading firm focused on macro research in the investment strategy, economics, and Washington policy sectors, which he co-founded in 2012. Between 1993 and 2012, Mr. Hash held various leadership positions with Lehman Brothers (and its successor, Barclays Capital), including Global Head of Real Estate Investment Banking from 2006 to 2012, Chief Operating Officer of Global Investment Banking from 2008 to 2011, Director of Global Equity Research from 2003 to 2006, Director of U.S. Equity Research from 1999 to 2003, and Senior Equity Research Analyst from 1993 to 1999. From 1990 to 1993, Mr. Hash held various positions with Oppenheimer & Company’s Equity Research Department, including senior research analyst. He began his career in 1988 as an auditor for the accounting and consulting firm of Arthur Andersen & Co. He has served as a director of Alexandria Real Estate Equities, Inc. (NYSE: ARE) since 2013 (and is currently lead director), as a director of The Macerich Company (NYSE: MAC) since 2015 (is currently non-executive chairman) and as the lead director of The Nuveen Global Cities REIT, Inc., a non-traded REIT, since 2018. Mr. Hash received a B.A. in Business Administration from Loyola University and a M.B.A. from the Stern School of Business at New York University. He is well qualified to serve as a director due to his extensive real estate, investment, public company and financial experience.

Judith A. Hannaway, one of our Directors, currently acts as a consultant to various financial institutions. Prior to this, until 2004, Ms. Hannaway was employed by Scudder Investments, a wholly-owned subsidiary of Deutsche Bank Asset Management, as a Managing Director. Ms. Hannaway joined Scudder Investments in 1994 and was responsible for Special Product Development including closed-end funds, offshore funds and REIT funds. Prior to joining Scudder Investments, Ms. Hannaway was employed by Kidder Peabody as a Senior Vice President in Alternative Investment Product Development. She joined Kidder Peabody in 1980 as a Real-Estate Product Manager. Ms. Hannaway has served as an independent director of Fortress Transportation & Infrastructure LLC since 2018, and previously served as an independent director of NorthStar Realty Europe Corp. (NYSE: NRE) from 2015 to 2019, NorthStar Realty Finance Corp. (NYSE: NRF) from 2004 to 2017 and NorthStar Asset Management Group Inc. (NYSE: NSAM) from 2014 to 2017. Ms. Hannaway holds a Bachelor of Arts from Newton College of the Sacred Heart and a Master of Business Administration from Simmons College Graduate Program in Management. She is well qualified to serve as a director due to her extensive real estate, investment, financial and public company experience.

Number and Terms of Office of Officers and Directors

We currently have five directors. Our board of directors has been divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Hash and Ms. Hannaway, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Richardson, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Hamamoto and Walsh, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on February 27, 2019, we have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Richardson, Hash and Ms. Hannaway serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Messrs. Richardson, Hash and Ms. Hannaway meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Richardson qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Richardson and Hash serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Messrs. Richardson and Hash meet the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, until March 4, 2021, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year have not served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Conflicts of Interest

Although we do not believe any conflict currently exists between us and Silverpeak, Silverpeak or its affiliates may compete with us for acquisition opportunities. If such entities decide to pursue an opportunity, we may be precluded from procuring such opportunity. In addition, investment ideas generated within Silverpeak may be suitable for both us and for a Silverpeak affiliate and may be directed to such entity rather than to us. Neither Silverpeak nor members of our management team who are also employed by Silverpeak will have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member specifically in his or her capacity as an officer of the company. Silverpeak and/or our management, in their capacities as employees of Silverpeak or in their other endeavors, may be required to present potential business combinations to future Silverpeak affiliates or third parties, before they present such opportunities to us.

Notwithstanding the foregoing, we may, at our option, pursue an acquisition opportunity jointly with one or more entities affiliated with Silverpeak (“Affiliated Joint Acquisition.”) Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers and directors have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by March 4, 2021.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination, and our anchor investor has agreed to waive its redemption rights with respect to its founder shares in such situation. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by March 4, 2021. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor or our anchor investor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants, the warrants that may be issued upon conversion of working capital loans and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or our anchor investor (as applicable) or their permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, subject to certain approvals and consents. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws permits us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, our nominating committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. We pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to, or in connection with, the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class(1)	Number of Shares Beneficially Owned(2)	% of Class
DiamondPeak Sponsor LLC(3)	-	-	6,187,500	88.4%
BlackRock, Inc. (4)	3,250,000	11.6%	812,500	11.6%
David T. Hamamoto	1,000,000	3.6%	6,187,500	88.4%
Mark A. Walsh	-	-	6,187,500	88.4%
Kyriakos Mihalitsis	-	-	-	-
Andrew Richardson	-	-	-	-
Steven R. Hash	-	-	-	-
Judith A. Hannaway	-	-	-	-
All executive officers and directors as a group (6 individuals)	-	-	6,187,500	88.4%
RP Investment Advisors LP(5)	1,950,000	7.0%	-	-
UBS O’Connor LLC(6)	2,150,000	7.7%	-	-
Deutsche Bank AG (7)	1,699,999	6.1%	-	-
Millennium Management LLC (8)	1,643,799	5.9%	-	-

The table above does not include the shares of common stock underlying the private placement warrants or forward purchase securities held or to be held by our sponsor because these securities are not exercisable within 60 days of this report.

*	Less than 1 percent.

(1)	The percentage was calculated based on 28,000,000 shares of the Company’s Class A common stock outstanding as of March 20, 2020.
(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o DiamondPeak Holdings Corp., 40 W 57th Street, 29th Floor, New York, New York 10019. Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. The percentage was calculated based on 7,000,000 shares of the Company’s Class B common stock outstanding as of March 20, 2020.
(3)	Our sponsor is the record holder of the shares reported herein. DHP SPAC Sponsor LLC, an affiliate of David T. Hamamoto, our Chairman and Chief Executive Officer, and SP SPAC Sponsor LLC, an affiliate of Silverpeak and one of our directors, Mark A. Walsh, each control 50% of our sponsor and as a result each has voting and investment discretion with respect to the common stock held by our sponsor. Each may thus be deemed to have beneficial ownership of the common stock held directly by our sponsor. Certain of our officers and directors are members of our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	Based on a Schedule 13G/A filed with the SEC on February 10, 2020, 3,250,000 shares of Class A common stock are held by BlackRock, Inc. BlackRock, Inc. also holds founder shares, classified as shares of Class B common stock. The registered holders of the referenced shares are funds and accounts under management by investment adviser subsidiaries of BlackRock, Inc. BlackRock, Inc. is the ultimate parent holding company of such investment adviser entities. On behalf of such investment adviser entities, the applicable portfolio managers, as managing directors of such entities, have voting and investment power over the shares held by the funds and accounts which are the registered holders of the referenced shares. Such portfolio managers expressly disclaim beneficial ownership of all shares held by such funds and accounts. The address of such funds and accounts, such investment adviser subsidiaries and such portfolio managers is 55 East 52nd Street, New York, NY 10055.
(5)	Based on a Schedule 13G/A filed with the SEC on February 14, 2020. Such shares are held by RP Debt Opportunities Fund Ltd. and RP Select Opportunities Master Fund Ltd. (the “Funds”), which are managed by RP Investment Advisors LP. RP Investment Advisors LP is the investment advisor of, and may be deemed to beneficially own securities owned by, RP Debt Opportunities Fund Ltd. and RP Select Opportunities Master Fund Ltd. The business address of such holder is 39 Hazelton Avenue, Toronto, Ontario, Canada, M5R 2E3.
(6)	Based on a Schedule 13G filed with the SEC on February 13, 2020. Such shares are held by UBS O’Connor LLC, which serves as the investment manager to (i) Nineteen77 Global Multi-Strategy Alpha Master Limited (“GLEA”) and (ii) Nineteen77 Global Merger Arbitrage Master Limited (“OGMA”). In such capacity, UBS O’Connor LLC exercises voting and investment power over the shares of Class A common stock held for the account of GLEA and OGMA, and may be deemed to have beneficial ownership of these shares of Class A common stock. The business address of such holder is One North Wacker Drive, 32nd Floor, Chicago, Illinois 60606.
(7)	Based on a Schedule 13G filed with the SEC on February 13, 2020. Deutsche Bank AG holds 1,699,999 Class A common stock (excluding 544,534 warrants) and has the sole power to dispose or to direct the disposition of these securities. The business address of such holder is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany.
(8)	Based on a Schedule 13G/A filed with the SEC on December 31, 2019. Integrated Core Strategies (US) LLC (“Integrated Core Strategies”), beneficially owned 1,200,000 shares of Class A common stock. Riverview Group LLC (“Riverview Group”), beneficially owned 443,799 shares of Class A common stock, which collectively with Integrated Core Strategies, represented 1,643,799 shares of Class A common stock. Millennium Management LLC (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and Riverview Group and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Group Management LLC (“Millennium Group Management”) is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. The managing member of Millennium Group Management is a trust of which Israel A. Englander currently serves as the sole voting trustee and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. The business address of Millennium Management and is Millennium Group Management is 666 Fifth Avenue, New York, New York 10103.

Changes in Control

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

In November 2018, our sponsor acquired 7,187,500 founder shares for an aggregate purchase price of $25,000. Prior to the initial investment in our company of $25,000 by our sponsor, our company had no assets, tangible or intangible. In February 2019, our sponsor forfeited 812,500 founder shares and our anchor investor purchased 812,500 founder shares for an aggregate purchase price of approximately $3,000, or approximately $0.003 per share. Up to 937,500 founder shares were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the underwriters’ election to partially exercise their over-allotment option, 187,500 founder shares were forfeited and 750,000 founder shares are no longer subject to forfeiture. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Simultaneously with the closing of our initial public offering, our sponsor and the anchor investor purchased an aggregate of 4,666,667 private placement warrants at a price of $1.50 per private placement warrant, for an aggregate purchase price of $7,000,000. On March 18, 2019, in connection with the underwriters’ election to partially exercise their over-allotment option, we sold an additional 400,000 private placement warrants to our sponsor, at a price of $1.50 per private placement warrant, generating additional gross proceeds of $600,000. Among the private placement warrants, 4,460,000 warrants were purchased by our sponsor and 606,667 warrants were purchased by our anchor investor. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The private placement warrants (including the warrants that may be issued upon conversion of working capital loans and the Class A common stock issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

As more fully discussed in the section of this Report entitled “Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, including Silverpeak, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Although we are a portfolio investment of SP SPAC Sponsor LLC (and our sponsor is a vehicle formed in part by Silverpeak to effect a portfolio investment) and the private placement, our officers and directors currently have certain relevant fiduciary duties or contractual obligations to other entities that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our anchor investor purchased $32,500,000 of units in our initial public offering. Further, our anchor investor has agreed with us that, if it does not own 3,250,000 public shares, at the time of any stockholder vote with respect to an initial business combination or the business day immediately prior to the consummation of our initial business combination, it will transfer to our sponsor a portion of the 812,500 founder shares it purchased prior to our initial public offering on a pro rata basis; provided, however, that the anchor investor will not be obligated to transfer to our sponsor any founder shares to the extent that its remaining number of founder shares would be less than 203,125. There can be no assurance that what amount of equity our anchor investor will retain, if any, upon the consummation of our initial business combination. In the event that such anchor investor purchases additional units and votes them in favor of our initial business combination, it is possible that no votes from other public stockholders would be required to approve our initial business combination, depending on the number of shares that are present at the meeting to approve such transaction. As a result of the founder shares and private placement warrants that our anchor investor may hold, it may have different interests with respect to a vote on an initial business combination than other public stockholders.

Our Chairman and Chief Executive Officer purchased $10,000,000 of units in our initial public offering.

In addition, we have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses related to our initial public offering. This loan was non-interest bearing, unsecured and is payable on the earlier of March 31, 2019 or the completion of our initial public offering. The borrowings outstanding under such loan of $223,470 were repaid upon the consummation of our initial public offering on March 4, 2019.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration rights agreement on February 27, 2019 with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we have adopted is filed as an exhibit to the registration statement filed in connection with our initial public offering.

In addition, our audit committee, pursuant to a written charter that we adopted upon the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that we have adopted upon the consummation of our initial public offering is filed as an exhibit to the registration statement filed in connection with our initial public offering. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Payment to our sponsor of $10,000 per month, until March 4, 2021, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Richardson and Hash and Ms. Hannaway are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14 . Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 and for the period from November 13, 2018 (inception) through December 31, 2018 totaled $67,465 and $27,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2019 and for the period from November 13, 2018 (inception) through December 31, 2018.

Tax Fees. We did not pay Wihum for tax planning and tax advice for the year ended December 31, 2019 and for the period from November 13, 2018 (inception) through December 31, 2018.

All Other Fees. We did not pay Withum for other services for the year ended December 31, 2019 and for the period from November 13, 2018 (inception) through December 31, 2018.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 27, 2019, by and between the Company and Deutsche Bank Securities Inc., as representatives of the several underwriters. (1)
3.1	Certificate of Incorporation. (2)
3.2	Amended and Restated Certificate of Incorporation. (1)
3.3	Bylaws. (2)
4.1	Warrant Agreement, dated February 27, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent. (1)
4.2	Description of Securities.*
10.1	Letter Agreement, dated February 27, 2019, by and among the Company, its officers, directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated February 27, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee. (1)
10.3	Registration Rights Agreement, dated February 27, 2019, by and among the Company and certain security holders. (1)
10.4	Administrative Support Agreement, dated February 27, 2019, by and between the Company and the Sponsor. (1)
10.5	Private Placement Warrants Purchase Agreement, dated February 27, 2019, by and between the Company and the Sponsor. (1)
10.6	Securities Subscription Agreement, dated November 13, 2018, between the Company and DiamondPeak Sponsor LLC. (2)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification pursuant to 18 U.S.C. 1350.**
32.2	Certification pursuant to 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on March 4, 2019.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on January 18, 2019.

DIAMONDPEAK HOLDINGS CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

DiamondPeak Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of DiamondPeak Holdings Corp. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity and cash flows, for the year ended December 31, 2019 and the period from November 13, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from November 13, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company does not complete a business combination by March 4, 2021 then the Company will cease all operations except for the purpose of winding down and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York

March 25, 2020

DIAMONDPEAK HOLDINGS CORP.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
Current assets
Cash	$1,070,048	$20,000
Prepaid income taxes	52,949	—
Prepaid expenses	97,125	—
Total Current Assets	1,220,122	20,000

Deferred offering costs	—	100,000
Marketable securities held in Trust Account	283,581,860	—
Total Assets	$284,801,982	$120,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$289,767	$1,650
Accrued offering costs	—	57,500
Promissory note – related party	—	37,500
Total Current Liabilities	289,767	96,650

Deferred underwriting fee payable	9,800,000	—
Total Liabilities	10,089,767	96,650

Commitments and contingencies (Note 6)

Common stock subject to possible redemption, 26,971,221 shares at $10.00 per share	269,712,210	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,028,779 and no shares issued and outstanding (excluding 26,971,221 and no shares subject to possible redemption) at December 31, 2019 and 2018, respectively	103	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,000,000 and 7,187,500 shares issued and outstanding at December 31, 2019 and 2018, respectively	700	719
Additional paid-in capital	1,984,651	24,281
Retained earnings (accumulated deficit)	3,014,551	(1,650)
Total Stockholders’ Equity	5,000,005	23,350
Total Liabilities and Stockholders’ Equity	$284,801,982	$120,000

The accompanying notes are an integral part of the financial statements.

DIAMONDPEAK HOLDINGS CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from November 13, 2018 (Inception) Through December 31,
	2019	2018

General and administrative expenses	$618,608	$1,650
Loss from operations	(618,608)	(1,650)

Other income:
Interest earned on marketable securities held in Trust Account	4,547,860	—

Income (loss) before provision for income taxes	3,929,252	(1,650)
Provision for income taxes	(913,051)	—
Net income (loss)	$3,016,201	$(1,650)

Weighted average shares outstanding of Class A redeemable common stock	27,860,927	—
Basic and diluted net income per share, Class A	$0.12	$—

Weighted average shares outstanding of Class B non-redeemable common stock	7,000,000	6,250,000
Basic and diluted net loss per share, Class B	$(0.06)	$(0.00)

 The accompanying notes are an integral part of the financial statements.

DIAMONDPEAK HOLDINGS CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – November 13, 2018 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(1,650)	(1,650)

Balance – December 31, 2018	—	—	7,187,500	719	24,281	(1,650)	23,350

Sale of 28,000,000 Units, net of underwriting discounts and offering costs	28,000,000	2,800	—	—	264,067,038	—	264,069,838

Sale of 5,066,667 Private Placement Warrants	—	—	—	—	7,600,000	—	7,600,000

Forfeiture of 812,500 shares of Class B common stock by Sponsor	—	—	(812,500)	(81)	81	—	—

Issuance of Class B common stock to Anchor Investor	—	—	812,500	81	2,745	—	2,826

Forfeiture of 187,500 shares of Class B common stock by Sponsor	—	—	(187,500)	(19)	19	—	—

Common stock subject to possible redemption	(26,971,221)	(2,697)	—	—	(269,709,513)	—	(269,712,210)

Net income	—	—	—	—	—	3,016,201	3,016,201

Balance – December 31, 2019	1,028,779	$103	7,000,000	$700	$1,984,651	$3,014,551	$5,000,005

(1)	This number included up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 18, 2019, the underwriters elected to partially exercise their over-allotment option and, as a result, 187,500 shares were forfeited (see Note 5).

The accompanying notes are an integral part of the financial statements.

DIAMONDPEAK HOLDINGS CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from November 13, 2018 (Inception) Through December 31,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$3,016,201	$(1,650)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in the Trust Account	(4,547,860)	—
Changes in operating assets and liabilities:
Prepaid income taxes	(52,949)	—
Prepaid expenses	(97,125)	—
Accounts payable and accrued expenses	288,117	1,650
Net cash used in operating activities	(1,393,616)	—

Cash Flows from Investing Activities:
Cash invested in Trust Account	(280,000,000)	—
Cash withdrawn from Trust Account to pay income taxes	966,000	—
Net cash used in investing activities	(279,034,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock	2,826	25,000
Proceeds from sale of Units, net of underwriting fee paid	274,400,000	—
Proceeds from sale of Private Placement Warrants	7,600,000	—
Proceeds from promissory note - related party	185,970	—
Repayment of promissory note - related party	(223,470)	—
Payment of offering costs	(487,662)	(5,000)
Net cash provided by financing activities	281,477,664	20,000

Net Change in Cash	1,050,048	20,000
Cash – Beginning of period	20,000	—
Cash – End of period	$1,070,048	$20,000

Supplementary cash flow information:
Cash paid for income taxes	$966,000	$—

Non-cash investing and financing activities:
Value of common stock subject to possible redemption	$269,712,210	$—
Deferred underwriting fee payable	$9,800,000	$—
Offering costs included in accrued offering costs	$—	$57,500
Payment of offering costs through promissory note	$—	$37,500

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from November 13, 2018 (inception) through December 31, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and its efforts to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investment of the net proceeds derived from the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,666,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to the Company’s sponsor, DiamondPeak Sponsor LLC, a Delaware limited liability company (the “Sponsor”) and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “Anchor Investor”; and together with the Sponsor, the “initial stockholders”), generating gross proceeds of $7,000,000, which is described in Note 4.

Following the closing of the Initial Public Offering on March 4, 2019, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

Transaction costs amounted to $15,930,162, consisting of $5,600,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $530,162 of other offering costs. In addition, as of December 31, 2019, cash of $1,070,048 was held outside of the Trust Account and is available for working capital purposes.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors (except for the independent registered public accounting firm), service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

At December 31, 2019, the assets held in the Trust Account were invested in money market funds.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $15,930,162 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $4,547,860, net of applicable franchise and income taxes of $1,113,101 for the year ended December 31, 2019, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A redeemable common stock of $3,434,759, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2019 and 2018, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

In July 2017, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): Part I. Accounting for Certain Financial Instruments with Down Round Features; Part II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Also, entities must adjust their basic Earnings Per Share (“EPS”) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this guidance during the quarter ended March 31, 2019. The adoption of this guidance enabled the Company to record the warrants as equity instruments and is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures moving forward until a trigger event occurs. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update are not expected to have an impact on the Company.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 13, 2018, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. In February 2019, the Sponsor forfeited 812,500 Founder Shares and the Anchor Investor purchased 812,500 Founder Shares for an aggregate purchase price of approximately $3,000, or approximately $0.003 per share. The Founder Shares will automatically convert into Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding Working Capital Loan balances as of December 31, 2019.

Administrative Support Agreement

The Company entered into an agreement, commencing on the February 27, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. For the year ended December 31, 2019, the Company incurred $100,000 in fees for these services.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock —The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 1,028,779 and no shares of Class A common stock issued and outstanding, excluding 26,971,221 and no shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock —The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 7,000,000, and 7,187,500 shares of Class B common stock issued and outstanding, respectively.

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

NOTE 8. INCOME TAX

The Company’s deferred tax assets (liabilities) at December 31, 2018 and the provision for income taxes for the period from November 13, 2018 (inception) through December 31, 2018 was deemed to be de minimis.

The Company’s net deferred tax assets at December 31, 2019 are as follows:

December 31, 2019
Deferred tax asset
Organizational and start-up costs	$87,897
Total deferred tax asset	87,897
Valuation allowance	(87,897)
Deferred tax asset, net of valuation allowance	$—

The income tax provision consists of the following:

December 31, 2019
Federal
Current	$913,051
Deferred	(87,897)

State
Current	—
Deferred	—
Change in valuation allowance	87,897
Income tax provision	$913,051

As of December 31, 2019, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2019, the change in the valuation allowance was $87,897.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	2.2%
Income tax provision	23.2%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$283,581,860

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2020	DIAMONDPEAK HOLDINGS CORP.

	By:	/s/ David T. Hamamoto
	Name:	David T. Hamamoto
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David T. Hamamoto	Chief Executive Officer and Chairman	March 25, 2020
David T. Hamamoto	(Principal Executive Officer)

/s/ Kyriakos Mihalitsis	Chief Financial Officer	March 25, 2020
Kyriakos Mihalitsis	(Principal Financial and Accounting Officer)

/s/ Mark A. Walsh	Director	March 25, 2020
Mark A. Walsh

/s/ Andrew Richardson	Director	March 25, 2020
Andrew Richardson

/s/ Steven R. Hash	Director	March 25, 2020
Steven R. Hash

/s/ Judith A. Hannaway	Director	March 25, 2020
Judith A. Hannaway