Form 10-Q
period 2020-03-31
DiamondPeak Holdings Corp.
filed 2020-05-14
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 14, 2020, there were 28,000,000 shares of Class A common stock, $0.0001 par value, and 7,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

DIAMONDPEAK HOLDINGS CORP.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

DIAMONDPEAK HOLDINGS CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$988,786	$1,070,048
Prepaid income taxes	—	52,949
Prepaid expenses	118,687	97,125
Total Current Assets	1,107,473	1,220,122

Marketable securities held in Trust Account	284,299,967	283,581,860
Total Assets	$285,407,440	$284,801,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$192,279	$289,767
Income Taxes Payable	129,364	—
Total Current Liabilities	321,643	289,767

Deferred underwriting fee payable	9,800,000	9,800,000
Total Liabilities	10,121,643	10,089,767

Commitments and contingencies (Note 6)

Common stock subject to possible redemption, 27,028,579 and 26,971,221 shares at $10.00 per share at March 31, 2020 and December 31, 2019, respectively	270,285,790	269,712,210

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 971,421 and 1,028,779 shares issued and outstanding (excluding 27,028,579 and 26,971,221 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	97	103
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,000,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	700	700
Additional paid-in capital	1,411,077	1,984,651
Retained earnings	3,588,133	3,014,551
Total Stockholders’ Equity	5,000,007	5,000,005
Total Liabilities and Stockholders’ Equity	$285,407,440	$284,801,982

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIAMONDPEAK HOLDINGS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

General and administrative expenses	$162,262	$88,263
Loss from operations	(162,262)	(88,263)

Other income:
Interest earned on marketable securities held in Trust Account	918,157	431,214

Income before provision for income taxes	755,895	342,951
Provision for income taxes	(182,313)	(80,055)
Net income	$573,582	$262,896

Weighted average shares outstanding of Class A redeemable common stock	28,000,000	26,444,444
Basic and diluted net income per share, Class A	$0.02	$0.01

Weighted average shares outstanding of Class B non-redeemable common stock	7,000,000	7,000,000
Basic and diluted net loss per share, Class B	$(0.02)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIAMONDPEAK HOLDINGS CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,028,779	$103	7,000,000	$700	$1,984,651	$3,014,551	$5,000,005

Common stock subject to possible redemption	(57,358)	(6)	—	—	(573,574)	—	(573,580)

Net income	—	—	—	—	—	573,582	573,582

Balance – March 31, 2020 (unaudited)	971,421	$97	7,000,000	$700	$1,411,077	$3,588,133	$5,000,007

THREE MONTHS ENDED MARCH 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019 (1)	—	$—	7,187,500	$719	$24,281	$(1,650)	$23,350

Sale of 28,000,000 Units, net of underwriting discounts and offering costs	28,000,000	2,800	—	—	264,067,038	—	264,069,838

Sale of 5,066,667 Private Placement Warrants	—	—	—	—	7,600,000	—	7,600,000

Forfeiture of 812,500 shares of Class B common stock by Sponsor	—	—	(812,500)	(81)	81	—	—

Issuance of Class B common stock to Anchor Investor	—	—	812,500	81	2,745	—	2,826

Forfeiture of 187,500 shares of Class B common stock by Sponsor	—	—	(187,500)	(19)	19	—	—

Common stock subject to possible redemption	(26,695,890)	(2,670)	—	—	(266,956,230)	—	(266,958,900)

Net income	—	—	—	—	—	262,896	262,896
Balance – March 31, 2019 (unaudited)	1,304,110	$130	7,000,000	$700	$4,737,934	$261,246	$5,000,010

(1)	This number included up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 18, 2019, the underwriters elected to partially exercise their over-allotment option and, as a result, 187,500 shares were forfeited (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIAMONDPEAK HOLDINGS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income	$573,582	$262,896
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in the Trust Account	(918,157)	(431,214)
Changes in operating assets and liabilities:
Prepaid income taxes	52,949	—
Prepaid expenses	(21,562)	(159,562)
Accounts payable and accrued expenses	(97,488)	77,445
Income taxes payable	129,364	80,055
Net cash used in operating activities	(281,312)	(170,380)

Cash Flows from Investing Activities:
Cash invested in Trust Account	—	(280,000,000)
Cash withdrawn from Trust Account to pay franchise taxes	200,050	—
Net cash provided by (used in) investing activities	200,050	(280,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock	—	2,826
Proceeds from sale of Units, net of underwriting fee paid	—	274,400,000
Proceeds from sale of Private Placement Warrants	—	7,600,000
Proceeds from promissory note - related party	—	185,970
Repayment of promissory note - related party	—	(223,470)
Payment of offering costs	—	(469,124)
Net cash provided by financing activities	—	281,496,202

Net Change in Cash	(81,262)	1,325,822
Cash – Beginning of period	1,070,048	20,000
Cash – End of period	$988,786	$1,345,822

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$	$266,693,780
Change in value of common stock subject to possible redemption	$573,580	$265,120
Deferred underwriting fee payable	$—	$9,800,000
Offering costs included in accrued offering costs	$—	$18,538

The accompanying notes are an integral part of the unaudited condensed financial statements.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and its efforts to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investment of the net proceeds derived from the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants.

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

Transaction costs amounted to $15,930,162, consisting of $5,600,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $530,162 of other offering costs. In addition, as of March 31, 2020, cash of $988,786 was held outside of the Trust Account and is available for working capital purposes.

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

MARCH 31, 2020

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

MARCH 31, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 25, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Marketable Securities Held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were invested in money market funds.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $15,930,162 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities within the condensed financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $111,000 and $88,000, respectively, which had a full valuation allowance recorded against it of approximately $111,000 and $88,000, respectively.

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The Company’s currently taxable income primarily consists of interest income earned on the funds in the Trust Account. The Company’s general and administrative costs (net of applicable franchise taxes) are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2020 and 2019, the Company recorded income tax expense of approximately $182,000 and $80,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was approximately 24% and 23%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s condensed statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $918,157 and $431,214 for the three months ended March 31, 2020 and 2019, respectively, net of applicable franchise and income taxes of $232,313 and $130,055 for the three months ended March 31, 2020 and 2019, respectively, by the weighted average number of Class A redeemable common stock outstanding of 28,000,000 shares and 26,444,444 shares for the three months ended March 31, 2020 and 2019, respectively. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing net income, adjusted for income attributable to Class A redeemable common stock of $685,844 and $301,159 for the three months ended March 31, 2020 and 2019, respectively, by the weighted average number of shares of Class B non-redeemable common stock outstanding of 7,000,000 shares for the three months ended March 31, 2020 and 2019. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

MARCH 31, 2020

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

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding Working Capital Loan balances as of March 31, 2020 and December 31, 2019.

Administrative Support Agreement

The Company entered into an agreement, commencing on the February 27, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. For the three months ended March 31, 2020 and 2019, the Company incurred $30,000 and $10,000, respectively, in fees for these services, of which $30,000 and $0 of such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets as of March 31, 2020 and December 31, 2019, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the coronavirus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock —The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 971,421 and 1,028,779 shares of Class A common stock issued and outstanding, excluding 27,028,579 and 26,971,221 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock —The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 7,000,000 shares of Class B common stock issued and outstanding.

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

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

DIAMONDPEAK HOLDINGS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$284,299,967	$283,581,860

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to DiamondPeak Holdings Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to DiamondPeak Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC on March 25, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2020 were organizational activities, and those necessary to prepare for our Initial Public Offering, described below and subsequent to our Initial Public Offering, we have been focused on identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2020, we had net income of $573,582, which consisted of interest earned on marketable securities held in the Trust Account of $918,157, offset by general and administrative expenses of $162,262 and a provision for income taxes of $182,313.

For the three months ended March 31, 2019, we had net income of $262,896, which consisted of interest earned on marketable securities held in the Trust Account of $431,214, offset by general and administrative expenses of $88,263 and a provision for income taxes of $80,055.

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

For the three months ended March 31, 2020, net cash used in operating activities was $281,312. Net income of $573,582 was offset by interest earned on marketable securities of $918,157. Changes in operating assets and liabilities provided $63,263 of cash from operating activities.

For the three months ended March 31, 2019, net cash used in operating activities was $170,380. Net income of $262,896 was offset by interest earned on marketable securities of $431,214. Changes in operating assets and liabilities used $2,062 of cash from operating activities.

At March 31, 2020 and December 31, 2019, we had cash and marketable securities held in our Trust Account of $284,299,967 and $283,581,860, respectively. We intend to use substantially all of the funds held in our Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us for franchise and income taxes payable and deferred underwriting commissions) to complete our initial Business Combination. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Through March 31, 2020 and December 31, 2019, we have withdrawn $1,166,050 and $966,000, respectively, of interest earned on the Trust Account to pay franchise and income taxes, of which $200,050 and $0 were withdrawn during the three months ended March 31, 2020 and 2019, respectively. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2020 and December 31, 2019, we had cash of $988,786 and $1,070,048, respectively, held outside of our Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our Business Combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020 and December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters of our Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $9,800,000 in the aggregate, which will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial Business Combination, subject to the terms of the underwriting agreement. A portion of the deferred fees may be paid to third parties who did not participate in our Initial Public Offering (but who are members of FINRA) that assist us in consummating our initial Business Combination. The election to make such payments to third parties will be solely at the discretion of our management team, and such third parties will be selected by the management team in its sole and absolute discretion; provided, that no single third party (together with its affiliates) may be paid an amount in excess of the portion of the aggregate deferred underwriting commission paid to the underwriter unless the parties otherwise agree.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020 and December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020 and December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 25, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” COVID-19 has caused a widespread health crisis that has adversely affected the economies and financial markets worldwide as well as the businesses of many potential business combination targets. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

DIAMONDPEAK HOLDINGS CORP.

Date: May 14, 2020		/s/ David T. Hamamoto
	Name:	David T. Hamamoto
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020		/s/ Kyriakos Mihalitsis
	Name:	Kyriakos Mihalitsis
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)