Form 10-Q
period 2020-09-30
Lordstown Motors Corp.
filed 2020-11-16
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38821

LORDSTOWN MOTORS CORP.
(Exact name of registrant as specified in its charter)

Delaware	83-2533239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Hallock Young Road Lordstown, Ohio 4481
(Address of Principal Executive Offices, including zip code)

(2343) 285-4001
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	RIDE	The Nasdaq Stock Market LLC
Warrants to purchase Class A common stock	RIDEW	The Nasdaq Stock Market LLC

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

As of November 16, 2020, there were 164,948,923 shares of Class A common stock, $0.0001 par value, issued and outstanding.

LORDSTOWN MOTORS CORP.

(successor to DiamondPeak Holdings Corp.)

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$68,875	$1,070,048
Prepaid income taxes	174,949	52,949
Prepaid expenses	52,979	97,125
Total Current Assets	296,803	1,220,122

Marketable securities held in Trust Account	284,008,310	283,581,860
Total Assets	$284,305,113	$284,801,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability - accounts payable and accrued expenses	$2,203,182	$289,767
Deferred underwriting fee payable	9,800,000	9,800,000
Total Liabilities	12,003,182	10,089,767

Commitments and contingencies (Note 6)

Common stock subject to possible redemption, 26,730,193 and 26,971,221 shares at $10.00 per share at September 30, 2020 and December 31, 2019, respectively	267,301,930	269,712,210

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,269,807 and 1,028,779 shares issued and outstanding (excluding 26,730,193 and 26,971,221 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	127	103
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,000,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	700	700
Additional paid-in capital	4,394,907	1,984,651
Retained earnings	604,267	3,014,551
Total Stockholders’ Equity	5,000,001	5,000,005
Total Liabilities and Stockholders’ Equity	$284,305,113	$284,801,982

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

General and administrative expenses	$2,631,901	$149,771	$3,278,784	$391,832
Loss from operations	(2,631,901)	(149,771)	(3,278,784)	(391,832)

Other income:
Interest earned on marketable securities held in Trust Account	26,301	1,411,990	1,059,500	3,420,486

(Loss) income before (provision)/benefit for income taxes	(2,605,600)	1,262,219	(2,219,284)	3,028,654
Benefit (provision) for income taxes	4,977	(286,029)	(191,000)	(686,813)
Net (loss) income	$(2,600,623)	$976,190	$(2,410,284)	$2,341,841

Weighted average shares outstanding of Class A redeemable common stock, basic	28,000,000	28,000,000	28,000,000	27,800,000
Basic net income per share, Class A	$0.00	$0.04	$0.03	$0.09

Weighted average shares outstanding of Class A redeemable common stock, diluted	33,816,441	28,000,000	33,487,561	28,000,000

Diluted net income per share, Class A	$0.00	$0.04	$0.02	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	7,000,000	7,000,000	7,000,000	7,000,000
Basic and diluted net loss per share, Class B	$(0.37)	$(0.01)	$(0.45)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,028,779	$103	7,000,000	$700	$1,984,651	$3,014,551	$5,000,005

Change in value of common stock subject to possible redemption	(57,358)	(6)	—	—	(573,574)	—	(573,580)

Net income	—	—	—	—	—	573,582	573,582
Balance – March 31, 2020	971,421	97	7,000,000	700	$1,411,077	3,588,133	5,000,007

Change in value of common stock subject to possible redemption	38,324	4	—	—	383,236	—	383,240

Net loss	—	—	—	—	—	(383,243)	(383,243)
Balance – June 30, 2020	1,009,745	101	7,000,000	700	1,794,313	3,204,890	5,000,004

Change in value of common stock subject to possible redemption	260,062	26	—	—	2,600,594	—	2,600,620

Net loss	—	—	—	—	—	(2,600,623)	(2,600,623)
Balance – September 30, 2020	1,269,807	$127	7,000,000	$700	$4,394,907	$604,267	$5,000,001

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019 (1)	—	$—	7,187,500	$719	$24,281	$(1,650)	$23,350

Sale of 28,000,000 Units, net of underwriting discounts and offering costs	28,000,000	2,800	—	—	264,067,038	—	264,069,838

Sale of 5,066,667 Private Placement Warrants	—	—	—	—	7,600,000	—	7,600,000

Forfeiture of 812,500 shares of Class B common stock by Sponsor	—	—	(812,500)	(81)	81	—	—

Issuance of Class B common stock to Anchor Investor	—	—	812,500	81	2,745	—	2,826

Forfeiture of 187,500 shares of Class B common stock by Sponsor	—	—	(187,500)	(19)	19	—	—

Common stock subject to possible redemption	(26,695,890)	(2,670)	—	—	(266,956,230)	—	(266,958,900)

Net income	—	—	—	—	—	262,896	262,896
Balance – March 31, 2019	1,304,110	130	7,000,000	700	4,737,934	261,246	5,000,010

Change in value of common stock subject to possible redemption	(110,276)	(11)	—	—	(1,102,749)	—	(1,102,760)

Net income	—	—	—	—	—	1,102,755	1,102,755
Balance – June 30, 2019	1,193,834	119	7,000,000	700	3,635,185	1,364,001	5,000,005

Change in value of common stock subject to possible redemption	(97,619)	(9)	—	—	(976,181)	—	(976,190)

Net income	—	—	—	—	—	976,190	976,190
Balance – September 30, 2019	1,096,215	$110	7,000,000	$700	$2,659,004	$2,340,191	$5,000,005

(1)	This number included up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 18, 2019, the underwriters elected to partially exercise their over-allotment option and, as a result, 187,500 shares were forfeited (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(2,410,284)	$2,341,841
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in the Trust Account	(1,059,500)	(3,420,486)
Changes in operating assets and liabilities:
Prepaid income taxes	(122,000)	(37,187)
Prepaid expenses	44,146	(131,687)
Accounts payable and accrued expenses	1,913,415	232,678
Net cash used in operating activities	(1,634,223)	(1,014,841)

Cash Flows from Investing Activities:
Cash invested in Trust Account	—	(280,000,000)
Cash withdrawn from Trust Account to pay franchise taxes and income taxes	633,050	724,000
Net cash provided by (used in) investing activities	633,050	(279,276,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock	—	2,826
Proceeds from sale of Units, net of underwriting fee paid	—	274,400,000
Proceeds from sale of Private Placement Warrants	—	7,600,000
Proceeds from promissory note - related party	—	185,970
Repayment of promissory note - related party	—	(223,470)
Payment of offering costs	—	(487,662)
Net cash provided by financing activities	—	281,477,664

Net Change in Cash	(1,001,173)	1,186,823
Cash – Beginning of period	1,070,048	20,000
Cash – End of period	$68,875	$1,206,823

Supplementary cash flow information:
Cash paid for income taxes	$313,000	$724,000

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(2,410,280)	$269,037,850
Deferred underwriting fee payable	$—	$9,800,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Lordstown Motors Corp., formerly known as DiamondPeak Holdings Corp. (the “Company”) was incorporated in Delaware on November 13, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Business Combination

On October 23, 2020 (the “Closing Date”), the Company consummated the transactions contemplated by the agreement and plan of merger (the “Merger Agreement”), dated August 1, 2020, among the Company, Lordstown EV Corporation (formerly known as Lordstown Motors Corp.), a Delaware corporation (“Legacy LMC”), and DPL Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy LMC with Legacy LMC surviving the merger (the “Merger”). Upon consummation of the Merger, the Company was renamed Lordstown Motors Corp. and Legacy LMC became a wholly owned subsidiary of the Company.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $0.0001 per share, of Legacy LMC (“Legacy LMC Common Stock”) was converted into 55.8817 shares (the “Exchange Ratio”) of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”), resulting in an aggregate of 75,918,063 shares of Class A Common Stock to be issued to Legacy LMC stockholders. At the Effective Time, each outstanding option to purchase Legacy LMC Common Stock (“Legacy LMC Options”), whether vested or unvested, was automatically converted into an option to purchase a number of shares of Class A Common Stock equal to the product of (x) the number of shares of Legacy LMC Common Stock subject to such Legacy LMC Option and (y) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of Legacy LMC Common Stock of such Legacy LMC Option immediately prior to the Effective Time divided by (B) the Exchange Ratio.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as in effect prior to the closing of the Merger (the “Closing”), each outstanding share of the Company’s Class B common stock, par value $0.0001 per share, was automatically converted into one share of Class A Common Stock.

Stockholders holding 970 shares of the Company’s Class A Common Stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account (“Trust Account”). As a result, approximately $9,835 (or approximately $10.14 per share) was paid to such holders.

In connection with the Closing, the Company (a) issued and sold an aggregate of 50,000,000 shares of Class A Common Stock for $10.00 per share at an aggregate purchase price of $500,000,000 pursuant to previously announced subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”), (b) issued an aggregate of 4,031,830 shares of Class A Common Stock to holders of $40,000,000 in aggregate principal amount, plus accrued interest, upon automatic conversion of Legacy LMC convertible promissory notes into Class A Common Stock at a conversion price of $10.00 per share (the “Note Conversions”), and (c) issued warrants to purchase 1,649,489 shares of Class A Common Stock at a purchase price of $10.00 per share to Brown Gibbons Lang & Company (“BGL”).

The Merger, together with the foregoing transactions, are collectively referred to as the “Business Combination.” See the Form 8-K filed by the Company with the SEC on October 29, 2020 for more details.

Business Prior to the Business Combination

Prior to the Business Combination, the Company’s only subsidiary was DPL Merger Sub Corp.

All activity through September 30, 2020 related to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a business combination and consummating the acquisition of Legacy LMC.

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Transaction costs amounted to $15,930,162, consisting of $5,600,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $530,162 of other offering costs. In addition, as of September 30, 2020, cash of $68,875 was held outside of the Trust Account and is available for working capital purposes.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 25, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills.

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $15,930,162 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities within the condensed consolidated financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $745,000 and $88,000, respectively, which had a full valuation allowance recorded against it of approximately $745,000 and $88,000, respectively.

The Company’s currently taxable income primarily consists of interest income earned on the funds in the Trust Account. The Company’s general and administrative costs (net of applicable franchise taxes) are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded income tax benefit (expense) of approximately $5,000 and ($191,000), respectively, primarily related to interest income earned on the Trust Account. During the three and nine months ended September 30, 2019, the Company recorded income tax benefit (expense) of approximately ($286,000) and ($687,000), respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rates for the three and nine months ended September 30, 2020 were approximately 0.2% and (8.6%), and for each of the three and nine months ended September 30, 2019 were approximately 22.7%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the entity.

For the three and nine months ended September 30, 2020, the Company had potentially dilutive securities in the form of 14,400,000 warrants, including 9,333,333 warrants issued as part of the Public Units and 5,066,667 Private Placement Warrants issued in the Private Placement. Of the total Public and Private Placement warrants outstanding for the three and nine months ended September 30, 2020, 3,769,915 and 2,046,526 and 3,556,752 and 1,930,809, respectively represent incremental shares of common stock, based on their assumed exercise, to be included in the weighted average number of shares of Class A common stock outstanding under the treasury stock method for the calculation of diluted income per share of Class A common stock.

The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for common stock at the beginning of the period.

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company’s condensed consolidated statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $26,301 and $1,059,500 for the three and nine months ended September 30, 2020, respectively, net of applicable franchise and income taxes of $26,301 and $341,000 for the three and nine months ended September 30, 2020, respectively, by the weighted average number of Class A redeemable common stock outstanding for the three and nine months ended September 30, 2020. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $1,411,990 and $3,420,486 for the three and nine months ended September 30, 2019, respectively, net of applicable franchise and income taxes of $336,029 and $836,813 for the three and nine months ended September 30, 2019, respectively, by the weighted average number of Class A redeemable common stock outstanding for the three and nine months ended September 30, 2019. Net income (loss) per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing net income (loss), adjusted for income attributable to Class A redeemable common stock of $0 and $718,500 for the three and nine months ended September 30, 2020 and $1,075,961 and $2,583,673 for the three and nine months ended September 30, 2019, respectively, by the weighted average number of shares of Class B non-redeemable common stock outstanding of 7,000,000 shares for each of the three and nine months ended September 30, 2020 and 2019. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The Founder Shares automatically converted into common stock upon the consummation of the Business Combination on a one-for-one basis.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. There are no outstanding Working Capital Loan balances as of September 30, 2020 and December 31, 2019.

Administrative Support Agreement

The Company entered into an agreement, commencing on the February 27, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support. For each of the three months ended September 30, 2020 and 2019, the Company incurred $30,000 in fees for these services. For the nine months ended September 30, 2020 and 2019, the Company incurred $90,000 and $70,000 in fees for these services, of which $40,000 of such fees were included in accounts payable and accrued expenses in the condensed balance sheet as of September 30, 2019. As of September 30, 2020 and December 31, 2019, $30,000 and $0 of such fees were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. As of October 23, 2020, the Company completed the Business Combination and at that time ceased paying administrative support fees.

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management evaluated the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the coronavirus had a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not material as the Company completed its Business Combination on October 23, 2020. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the closing of the Initial Public Offering and the over-allotment option, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,600,000. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $9,800,000 in the aggregate. The deferred fee was paid in cash upon the closing of the Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. A portion of the deferred fees were paid to third parties who did not participate in the Initial Public Offering (but who are members of FINRA) that assisted the Company in consummating the Business Combination. The election to make such payments to third parties was solely at the discretion of the Company’s management team, and such third parties were selected by the management team in their sole and absolute discretion.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock —The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,269,807 and 1,028,779 shares of Class A common stock issued and outstanding, excluding 26,730,193 and 26,971,221 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock —The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 7,000,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock automatically converted into shares of Class A common stock at the time of the Business Combination on a one-for-one basis.

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

LORDSTOWN MOTORS CORP.

(SUCCESSOR TO DIAMONDPEAK HOLDINGS CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$284,008,310	$283,581,860

On October 23, 2020, in connection with the Business Combination, the Company liquidated the Trust Account to fund the Business Combination and related expenses. See Note 1.

NOTE 9. SUBSEQUENT EVENTS

As described in Note 1, the Company completed the Business Combination on October 23, 2020.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, except as indicated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On October 30, 2020, the Company, along with Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, as the executive officers, and certain of Company employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). The lawsuit asserts claims against us and the executive officers under (i) federal law for violation of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act, (ii) California law for misappropriation of trade secrets and unfair competition and (iii) common law for breach of contract and tortious interference with contract. These claims are made in connection with consideration by the Company of a venture with Karma regarding Karma’s development of an infotainment system for the Endurance and assert that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. Karma is seeking injunctive relief and various types of damages. On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order.

The Company is continuing to evaluate the matters asserted in the lawsuit but intend to vigorously defend against these claims and believe have strong defenses to the claims and the damages demanded. At this time, however, we cannot predict the outcome of this matter or estimate the possible loss or range of possible loss, if any. The proceedings are subject to uncertainties inherent in the litigation process.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a former blank check company incorporated on November 13, 2018 under the name DiamondPeak Holdings Corp. as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We completed our Initial Public Offering on March 4, 2019 and completed the Business Combination on October 23, 2020.

Recent Developments

On October 23, 2020 (the “Closing Date”), the Company consummated the previously announced Business Combination with Legacy LMC, and Merger Sub, pursuant to which Merger Sub merged with and into Legacy LMC with Legacy LMC surviving the merger (the “Merger”). Upon the Business Combination, the Company was renamed Lordstown Motors Corp. and Legacy LMC became a wholly owned subsidiary of the Company.

Results of Operations

Our entire activity from inception up to March 4, 2019 was in preparation for our Initial Public Offering. From the consummation of our Initial Public Offering through September 30, 2020, our activity was limited to the evaluation of business combination candidates and the proposed Business Combination. We did not generate any operating revenues until the closing and completion of the Business Combination. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $2,600,623, which consisted of general and administrative expenses of $2,631,901, offset by interest earned on marketable securities held in the Trust Account of $26,301 and an income tax benefit of $4,977.

For the nine months ended September 30, 2020, we had a net loss of $2,410,284, which consisted of general and administrative expenses of $3,278,784 and a provision for income taxes of $191,000, offset by interest earned on marketable securities held in the Trust Account of $1,059,500.

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

Liquidity and Capital Resources

As of September 30, 2020, we had cash held in the Trust Account of $284,008,310 (including approximately $4,008,000 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through September 30, 2020, we withdrew $1,599,050 of funds from the interest earned on the Trust Account to pay our franchise and income tax obligations, of which $633,050 was withdrawn during the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, net cash used in operating activities was $1,634,223. Net loss of $2,410,284 was impacted by interest earned on marketable securities of $1,059,500. Changes in operating assets and liabilities provided $1,835,561 of cash from operating activities.

For the nine months ended September 30, 2019, net cash used in operating activities was $1,014,841. Net income of $2,341,841 was offset by interest earned on marketable securities of $3,420,486. Changes in operating assets and liabilities provided $63,804 of cash from operating activities

We used substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting fees) to complete the Business Combination.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support to the Company. We began incurring these fees on March 1, 2019 and continued to incur these fees monthly until the completion of the Business Combination.

In addition, we agreed to pay the underwriters a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $9,800,000.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On October 30, 2020, we, along with Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, as our executive officers, and certain of our other employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). The lawsuit asserts claims against us and the executive officers under (i) federal law for violation of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act, (ii) California law for misappropriation of trade secrets and unfair competition and (iii) common law for breach of contract and tortious interference with contract. These claims are made in connection with consideration by us of a venture with Karma regarding Karma’s development of an infotainment system for the Endurance and assert that we unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. Karma is seeking injunctive relief and various types of damages. On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order.

We are continuing to evaluate the matters asserted in the lawsuit but intend to vigorously defend against these claims and believe we have strong defenses to the claims and the damages demanded. At this time, however, we cannot predict the outcome of this matter or estimate the possible loss or range of possible loss, if any. The proceedings are subject to uncertainties inherent in the litigation process.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in (i) our Annual Report on Form 10-K filed with the SEC on March 25, 2020, (ii) our Definitive Proxy Statement on Schedule 14A relating to the Business Combination, initially filed with the SEC on August 3, 2020 and as amended through October 9, 2020, or (iii) our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 11, 2020, the Company’s board of directors appointed Rich Schmidt as President.

Mr. Schmidt (53) had served as the Company’s Chief Production Officer since October 2020.  Mr. Schmidt served as Chief Production Officer of our subsidiary, Lordstown EV Corporation (f/k/a Lordstown Motors Corp.), from October 2019 until October 2020. Mr. Schmidt has over 30 years of automotive industry expertise, including experiences at Toyota and Nissan as a Manager in the company’s Plant, Body and Plastics Engineering divisions; Hyundai as Senior Manager of Paint; Volkswagen as Senior Manager of Paint Engineering; and Tesla Motors as Director of Manufacturing, where he oversaw the company’s Paint, Plastics, and Coatings divisions, as well as general assembly, body, high pressure die cast and special projects. Mr. Schmidt has served as a Senior Automotive Consultant for the North American Fiat Chrysler Automotive Plants from July 2017 to July 2019. In that role, Mr. Schmidt provided training to manufacturing teams and worked to improve the Fiat Chrysler Automotive Plants’ quality, productivity and cost.

Also effective November 11, 2020, John Lafleur will serve as the Company’s Director of Service and will no longer serve as the Company’s Chief Operating Officer.

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

LORDSTOWN MOTORS CORP.

Date: November 16, 2020		/s/ Stephen S. Burns
	Name:	Stephen S. Burns
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020		/s/ Julio Rodriguez
	Name:	Julio Rodriguez
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)