Form 10-K
period 2020-12-31
Lordstown Motors Corp.
filed 2021-03-25
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38821

Lordstown Motors Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		83-2533239 (I.R.S. Employer Identification Number.)
2300 Hallock Young Road Lordstown, Ohio 44481 (Address of principal executive offices)

Registrant’s telephone number: (234) 285-4001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	RIDE	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2020, as reported on the Nasdaq Capital Market, was approximately $288,400,000.

As of March 5, 2021 there were 176,579,376 shares of Class A common stock, $0.0001 par value, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate, and any other statements that are not statements of current or historical facts.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of this report and the following:

●
our ability to execute our business model, including market acceptance of our planned products;
●
risks related to our limited operating history, the rollout of our business and the timing of expected business milestones, including our ability to complete the engineering of the Endurance our all electric full-size pick-up truck and retooling of our facility, to establish appropriate supplier relationships and to start production of the Endurance, on time and on budget;
●
our ability to obtain binding purchase orders and build customer relationships, including uncertainties as to whether and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●
our ability to deliver on the expectations of customers with respect to the quality, reliability, safety and efficiency of the Endurance and to provide the levels of service and support that they will require;
●
our future capital requirements and sources and uses of cash;
●
our ability to source suppliers for our critical components, and to complete building out our supply chain;
●
the availability and cost of raw materials and components;
●
our ability to obtain funding for our operations and manage costs, particularly as we expand our capacity and invest in research and development of additional products;
●
our ability to attract and retain key personnel;
●
our business, expansion plans and opportunities;
●
the effects on our future business of competition;
●
the pace and depth of electric vehicle adoption generally;
●
our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●
changes in laws, regulatory requirements, governmental incentives and fuel and energy prices;
●
the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●
litigation, regulatory proceedings, complaints, product liability claims and/or adverse publicity;
●
the possibility that we may be adversely affected by other economic, business and/or competitive factors; and
●
other risks and uncertainties described in this report, including those under the section entitled “Risk Factors,” and that may be set forth in any subsequent filing, including under any similar caption.

In light of these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this report speaks only as of the date of such statement, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

Unless the context indicates otherwise, references in this prospectus to the “Company,” “Lordstown,” “we,” “us,” “our” and similar terms refer to Lordstown Motors Corp. (f/k/a DiamondPeak Holdings Corp.) and its consolidated subsidiaries (including Legacy Lordstown (as defined below)). References to “DiamondPeak” refer to our predecessor company prior to the consummation of the Business Combination (as defined below).

PART I

ITEM 1: Business.

Corporate History and Background

Lordstown Motors Corp. was originally known as DiamondPeak Holdings Corp. (“DiamondPeak”), was incorporated in Delaware on November 13, 2018 as a blank check company for the purpose of effecting a business combination and completed its initial public offering in March 2019 (the “Initial Public Offering”). On October 23, 2020 (the “Closing Date”), DiamondPeak consummated the merger pursuant to the Agreement and Plan of Merger, dated as of August 1, 2020 (the “Business Combination Agreement”), by and among DiamondPeak, DPL Merger Sub Corp. (“Merger Sub”) and Lordstown Motors Corp. (“Legacy Lordstown” and now known as Lordstown EV Corporation), pursuant to which Merger Sub merged with and into Legacy Lordstown, with Legacy Lordstown surviving the merger as a wholly-owned subsidiary of DiamondPeak (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), DiamondPeak changed its name to Lordstown Motors Corp.

The Business Combination has been accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, DiamondPeak was treated as the “acquired” company for financial reporting purposes. Operations prior to the Business Combination are those of Legacy Lordstown and the historical financial statements of Legacy Lordstown became the historical financial statements of the combined company, upon the consummation of the Business Combination.

Pursuant to the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”):

~~●~~	Each share of common stock, par value $0.0001 per share, of Legacy Lordstown (“Legacy Lordstown common stock”) issued and outstanding at the Effective Time converted into 55.8817 shares of our Class A common stock (the “Exchange Ratio”).
●	Each outstanding share of Class B common stock, $0.0001 par value, of DiamondPeak (the “Class B common stock”) converted into one share of Class A common stock, resulting in an issuance of 7,000,000 shares of Class A common stock in the aggregate.
●	Each convertible promissory note issued by Legacy Lordstown evidencing indebtedness of an aggregate of $40.0 million plus accrued interest (the “Convertible Promissory Notes”) automatically converted, in accordance with the terms thereof, into shares of Class A common stock at a price of $10.00 per share, resulting in an issuance of 4,031,830 shares of Class A common stock in the aggregate.
●	Each stock option to purchase Legacy Lordstown common stock (each, a “Legacy Lordstown Option”) that was outstanding immediately prior to the Effective Time automatically converted into an option (each, an “Exchanged Option”), which continued to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable immediately prior to the Effective Time.

In connection with the entry into the Business Combination Agreement, we entered into Subscription Agreements, each dated as of August 1, 2020 (the “Subscription Agreements”), with certain investors (the “PIPE Investors”), including GM EV Holdings LLC (together with General Motors LLC and their respective affiliates, as applicable, “GM”), pursuant to which we sold an aggregate of 50 million shares of Class A common stock to the PIPE Investors for aggregate consideration of $500 million (the “PIPE Investment” and, together with the Business Combination, the “Transactions”). The proceeds from the PIPE Investment provided us with additional capital. Concurrently with the Closing, we also issued to Brown Gibbons Lang & Company (“BGL”) redeemable warrants entitling BGL to purchase, in the aggregate, 1,649,489 shares of Class A common stock (the “BGL Warrants”).

On January 27, 2021, we redeemed all of the public warrants (the “Public Warrants”) originally issued in the Initial Public Offering that remained outstanding. The BGL Warrants and the private placement warrants issued to DiamondPeak’s sponsor, DiamondPeak Sponsor LLC (the “Sponsor”), and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “anchor investor”) (including any such warrants transferred to the Sponsor’s or anchor investor’s affiliates, the “Private Placement Warrants”) were not subject to redemption and as of March 1, 2021, 2,306,627 Private Placement Warrants and 1,649,489 BGL Warrants were outstanding. Prior to the redemption, the term “Warrants” collectively refers to the Public Warrants, the Private Placement Warrants and the BGL Warrants and, after the redemption, collectively refers to the Private Placement Warrants and the BGL Warrants. The rights of holders of the Warrants are governed by a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”).

Overview

Our mission is to be a catalyst in the world’s transition to sustainable energy. We design, develop, and are in the process of manufacturing the Endurance, the first electric full-size pickup truck targeted for sale to fleet customers. In addition, we are leveraging our technologies by investing in the development additional all-electric vehicles geared for the commercial market. Located in Lordstown, Ohio, our factory (the “Lordstown Complex”) spans 6.2 million square feet and is in a near-production-ready state. We also intend to build company-owned service centers where we offer maintenance, repair, parts, and other services related to our products.

Since inception, we have been developing our flagship vehicle, the Endurance™, an electric full-size pickup truck. We introduced the Endurance™ in June 2020 and expect to build beta and pre-production vehicles during the first half of 2021. We are targeting commencement of commercial production of the Endurance in September 2021 and initial sales starting in late 2021.

Our Strengths and Strategy

Our goal is to achieve a leadership position as an original equipment manufacturer (“OEM”) vehicle supplier to the commercial fleet industry. We intend to do so by focusing on the following strengths.

●	Highly experienced and proven team. Our senior executive team has over 180 years of collective experience in the automotive and electric vehicle industries from prominent OEM. The team’s collective experience includes established electric vehicle production, design-to-scaled production development and traditional OEM processes. This team possesses a deliberate, calculated vision to design, develop and produce commercial electric vehicle platforms and to lead us towards commercial production and sales growth. Our founder and Chairman of the Board and Chief Executive Officer, Stephen S. Burns, is the founder and former Chief Executive Officer of Workhorse Group, Inc. (“Workhorse Group”), where he led the development of the W-15, a plug-in hybrid prototype pickup truck. After 12 years at Workhorse Group, Mr. Burns left in February 2019 to found Lordstown and to pursue the opportunity to develop an all-electric pickup truck specifically targeted at the commercial fleet market.
●	Near-production-ready plant to build electric vehicles and strategic location. The Lordstown Complex is a former GM assembly plant that is in a near-production-ready state, with manufacturing lines and equipment already in place. We benefit from the industry-leading machinery and equipment in the Lordstown Complex that has been serviced and maintained using best practices. Consequently, the Lordstown Complex provides us with a modern manufacturing complex with a recent history of producing a high volume of conventional vehicles. It is strategically located in Lordstown, Ohio, in close proximity to the major interstate highway between Cleveland, Ohio, and Pittsburgh, Pennsylvania. Lordstown, Ohio, and the surrounding area is home to a highly trained workforce with experience working in the Lordstown Complex and manufacturing vehicles.
●	The Endurance has a unique and efficient design with proven technology. The technology and engineering developed by us to date have led to operational prototype vehicles that are being tested to meet commercial fleet performance standards. The design of the Endurance features in-wheel hub motors, which eliminate the need for many parts found in both traditional and existing electric vehicles. As a result, we believe that the Endurance will have among the fewest moving parts of any highway-capable production vehicle ever produced. We believe this design will also improve performance, range and safety while meaningfully reducing total cost of ownership due to lower operating and maintenance costs. As a result, we expect the total cost of ownership of the Endurance to be significantly lower than that of comparable internal combustion engine vehicles.
●	Significant opportunity exists in the commercial fleet market. We believe we are the only light duty electric truck OEM focusing primarily on commercial fleets and expect to offer fleet operators the first commercially available full-size electric pickup truck. By being a first mover and focusing the Endurance’s design on the particular needs of this market, our goal is to build strong customer relationships with fleet operators and companies that rent or lease vehicles to fleet operators and to capture a significant market opportunity as the broad trend of vehicle electrification continues. Within this trend, we believe that fleet operators, in particular, will be drawn to the lower total cost of ownership of electric vehicles as opposed to the higher initial purchase price, which has been a factor limiting the pace of adoption of electric vehicles. We also believe that fleet usage, which in many cases may involve multiple shorter trips within range of a central base rather than long-distance travel, can reduce the range anxiety that has also been a limiting factor in electric vehicle adoption. As a result, we expect strong demand for safe, reliable electric vehicles with a significantly reduced total cost of ownership and believe the Endurance has an opportunity to achieve a leadership position in this market.

Industry and Competition

The electric vehicle industry has grown rapidly over the past 10 years. We believe this growth will continue into the future as increased offerings, technological developments, reduced costs, and additional charging infrastructure are expected to drive broader adoption. In addition, we expect countries around the world to become increasingly focused on meeting climate goals, in part, by reducing the environmental effects of internal combustion engine vehicles. This increased focus may include offering financial incentives to promote the use of electric vehicles and commitments from major automotive manufacturers to electrification as part of their long-term plans.

Our target market is the commercial fleet market, which is defined as commercial and governmental organizations with three or more vehicles. This market is represented by companies such as logistics companies, service providers, utilities, airlines and airport operators, telecommunication companies and insurance companies, as well as small- to mid-sized companies with less than 10 vehicles in their fleets. Government entities, states and municipalities are another segment of the market that we believe will participate in the transition to electric vehicles and represent potential customers.

The commercial fleet market presents a large potential market with strong demand for vehicles. We believe that there is significant opportunity to gain a share of this market by offering electric vehicles. We believe that commercial demand for electric trucks will be driven by the potential for lower total cost of ownership in comparison to the cost of ownership associated with traditional gasoline and diesel internal combustion engine pickup trucks. In addition, the specific use cases for electric trucks by fleet operators which often involve multiple shorter trips, can alleviate the range anxiety that has been a limiting factor in electric vehicle adoption to date. By effectively marketing to commercial fleet operators, we believe we have the potential to secure significant and recurring purchases for our electric vehicles.

Although competition within the broader electric vehicle and pickup market is intense, we believe that our focus on fleet customers will limit direct competition, at least initially. While established OEMs and new entrants to the industry have announced plans to develop electric pickup trucks, most of these potential competitors are expected to focus on the consumer market as their point of entry into the market. In such cases, the vehicles produced may focus more on attributes that provide for mass consumer appeal, which can be either costly or limit the functionality required by the fleet market. By comparison, we are focusing on the specific needs of commercial fleets with the development and production of the Endurance and expect to have significantly less direct competition in this market at the outset.

The Endurance

Our flagship vehicle will be the Endurance. The Endurance will be composed of three main components: (1) the frame and body; (2) four electric in-wheel hub motors; and (3) the battery pack. The design of the Endurance body will follow the same design principles that have made pickup trucks ideal for the fleet market, while its chassis will be designed for safety, efficiency and flexibility. Our use of in-wheel hub motors together with the Endurance’s proprietary software, is expected to lead to better traction and handling, making it an ideal vehicle for fleet operators. The Endurance will have a unique design with the use of electric in-wheel hub motors and a proprietary battery configuration. With this design, we believe that the Endurance will have among the fewest moving parts of any highway- capable production vehicle ever produced and will have a total cost of ownership that is significantly lower than comparable pickup trucks that are currently commercially available.

Based on our estimated specifications, we expect the Endurance to have a 0-60 miles per hour acceleration time of 5.5 seconds, a towing capacity of 7,500 pounds, a curb weight of 4,200 pounds and a total gross vehicle weight of 7,300 pounds — making it competitive with comparable internal combustion engine vehicles. We believe we will be able to achieve a 5-star safety rating for the Endurance and have conducted software-based simulated crash testing that supports this belief.

We expect to introduce the Endurance at a base retail price of $52,500, which would result in a net cost to the buyer of $45,000 if the currently available U.S. federal tax credit of $7,500 for the purchase of alternative fuel vehicles remains in effect.

While we believe the initial purchase price for the Endurance will be competitive with the purchase prices for comparable internal combustion engine and diesel-fueled pickup trucks, we believe that many consumers, especially in the commercial fleet market, consider the total cost of ownership of a vehicle to be more important than the initial purchase price of a vehicle. We expect the total cost of ownership of the Endurance to be significantly lower than the total cost of ownership of internal combustion engine and diesel-fueled pickup trucks due to lower operating and maintenance costs.

In regard to operating costs, we estimate that the Endurance will have 500% better fuel economy than competing internal combustion engine pickups. This is based on management estimates of 75 miles per gallon equivalent (“MPGe”) for the Endurance, compared to approximately 15 miles per gallon for competing internal combustion engine pickups. Management’s estimate of 75 MPGe for the Endurance is the result of our simulations based on the Endurance’s propulsion power requirements for its planned weight and other specifications, as well as modeled requirements for supporting systems. As a result of these simulations, management estimates the Endurance will utilize 0.45 kilowatt-hour (“kWh”) per mile. This would be equivalent to approximately 75 MPGe based on the estimated energy equivalence of one gallon of gasoline to 33.7 kWh of electricity, per the U.S. Environmental Protection Agency’s (the “EPA”) MPGe methodology.

In regard to maintenance costs, we believe that the capabilities of electric vehicles generally and in particular the low number of parts that will be included in the Endurance will lead to lower maintenance costs. Because it is electric and by incorporating in-wheel hub motors, the Endurance will not include many parts that are included in internal combustion engine vehicles. This will significantly reduce the need for routine maintenance and eliminate the need to service parts and materials for internal combustion engines, such as spark plugs, oil, oil filters, lubricants and transmission fluid, as well as eliminate the potential replacement of those components. In addition, the Endurance’s brake pads and rotors are expected to last longer than those in internal combustion engine pickup trucks due to regenerative braking from the hub motors on all four wheels, representing another maintenance cost saving.

Based on these assumptions, over a five-year period, we estimate that the average total cost of ownership of the Endurance will be significantly less than the average total cost of ownership of a comparable internal combustion engine pickup truck.

Frame and Body

We have designed the Endurance to have similar functionality and a comparable look and feel to other commercially available pickup trucks and expect this design to appeal to commercial fleet customers seeking a familiar design and style. The absence of a traditional internal combustion engine and drivetrain has allowed us to focus the design of the Endurance frame around the cabin to better protect the occupants and the batteries. By using existing and proven design concepts, we hope to reduce engineering costs and minimize issues in meeting safety and technical requirements and in obtaining necessary certifications.

The Endurance body is designed to be fully compatible with existing third-party parts, upfitting options and accessories. Depending on how our timing and demand aligns with the availability and cost of these parts, this design provides us with the option to source certain parts under an agreement we have entered into with GM. This agreement provides us with access to certain non-customer-facing GM parts, including airbags, steering columns and steering wheels, based on the supply GM has available. To the extent we utilize this arrangement, we expect that it will reduce the time that it will take to build out these aspects of our supply chain and bring the Endurance to market and reduce our tooling and development costs. We expect to develop some parts in house where such development provides us with better economics and certainty regarding production timing.

Electric In-Wheel Hub Motors

The Endurance will have four electric in-wheel hub motors. We have entered into a licensing agreement with Elaphe Propulsion Technologies Ltd. (“Elaphe”) to produce and manufacture the hub motors at the Lordstown Complex. As we retool the Lordstown Complex and ramp up production, Elaphe will initially manufacture its Model L-1500 in-wheel hub motors for us. As part of the retooling of the Lordstown Complex, we are in the process of developing our own manufacturing line for the in-wheel hub motors, and upon completion, we expect to manufacture the in-wheel hub motors at the Lordstown Complex under license from Elaphe. We believe the hub motors will provide efficiency, reliability and design flexibility and offer a number of advantages over traditional internal combustion engines. For example, in-wheel hub motors place the entire propulsion system within the wheels, providing a significant amount of design flexibility for the remainder of the vehicle. In-wheel hub motors also eliminate the need for many parts found in both traditional and hybrid vehicles, including a drivetrain, gears, axles, differentials, universal joints, transmissions, oil, oil filters, spark plugs and engine valves, which will reduce the number of moving parts in the Endurance compared to other traditional, hybrid and electric vehicles available today and are expected to drive lower maintenance costs.

By integrating its software system with the hub motors, we aim to effectively have a motor and mind in each wheel of the Endurance, providing favorable four-wheel drive traction, control and efficiency when compared to other pickup trucks currently available to commercial fleets. The use of in-wheel hub motors and the absence of a traditional internal combustion engine create a large front crush zone, enhancing the safety of the vehicle and enabling the Endurance to have a “frunk” (a small trunk located at the front of the cab).

The motors will be equipped with a regenerative braking mechanism that captures and stores power generated by deceleration of the vehicle. Many of the systems that will enable the use of in-wheel hub motors, such as the software that will interact and direct each of the four motors, as well as the independent front suspension, are proprietary to us.

Battery Pack

The Endurance will be powered by battery packs in a configuration that we believe will be unique. The battery packs will be completely encased in the chassis, which is intended to better protect the batteries, and enhance durability, and increase safety. Further, the location of the battery packs in the Endurance’s floor results in a low center of gravity, which is intended to give the vehicle a strong yet lightweight frame with advanced handling capabilities. We expect that our all-electric and all-wheel drive vehicles will result in an approximately 250-mile battery range and the equivalent of 75 miles per gallon fuel consumption due to the size and number of battery cells that can be placed in the Endurance. If achieved, we believe this range would make the Endurance highly suitable for most commercial fleet vehicles and should significantly reduce range anxiety.

We have purchased units of the Samsung 21700 battery cell for use in engineering and pre- production vehicles and have demonstrated successful use of this cell in Lordstown-designed and built prototype battery packs, which will ultimately be used in production vehicles. We have entered into supply agreements with Samsung and LG Energy Solution to purchase lithium-ion cylindrical battery cells. The agreements generally have initial four- to five-year terms, subject to earlier termination rights, and provide for certain pricing and minimum quantity parameters.

Facilities

The Lordstown Complex, a 785-acre manufacturing facility that we acquired on November 7, 2019, is strategically located in Lordstown, Ohio, in close proximity to I-80, the major interstate highway between Cleveland, Ohio, and Pittsburgh, Pennsylvania. Lordstown, Ohio, and the surrounding area is home to a highly trained workforce experienced with working in the Lordstown Complex and manufacturing vehicles. In light of the Lordstown Complex’s convenient and central location, we envision transforming Lordstown, Ohio, and the surrounding Mahoning Valley into “Voltage Valley,” an epicenter for electric vehicle production in the United States with multiple suppliers and other industry participants establishing operations in and around the area.

The Lordstown Complex consists of four main facilities in one location, in addition to multiple support buildings: (1) General Assembly, (2) a Body Shop, (3) Stamping and (4) Paint Shop. The Lordstown Complex is in near-production-ready condition with modern robotics, painting, assembly and stamping equipment and requires a retooling investment in order to commence full production of the Endurance.

Construction is in process on an 800,000 square foot propulsion production area, which will house production lines for in-wheel motors and lithium-ion battery packs, and is expected in time for the targeted start of production of the Endurance in September 2021.

As part of these retooling efforts, we will purchase and install new machines, tooling, fixtures and quality and testing equipment, make additional investments in software, control and other information technology systems, modify conveyor and robotics systems, convert the existing paint line from dry powder to a “wet on wet” process and create new hub motor and battery packing assembly lines.

We expect to complete the retooling in the first half of 2021 in order to enable commercial production of the Endurance to commence in September 2021.

Key Agreements, Partnerships and Technology

GM

We have entered into several agreements with GM and its affiliates related to the acquisition and operation of the Lordstown Complex and to provide financing arrangements. On November 7, 2019, we entered into an Asset Transfer Agreement, Operating Agreement and Mortgage Agreement (collectively, the “GM Property Agreements”) with GM providing for our acquisition and the continued operation of the Lordstown Complex. See “Certain Relationships and Related Party Transactions” for additional information.

On April 3, 2020, we entered into an agreement under which GM provides us with access to certain non-customer-facing GM parts, including airbags, steering columns and steering wheels.

Elaphe Propulsion Technologies Ltd.

We have partnered with Elaphe to produce its hub motors. We entered into a license agreement with Elaphe, pursuant to which Elaphe granted us a perpetual license to manufacture the Elaphe Model L-1500 Endurance Motor for use in the United States, Canada and Mexico in exchange for a license fee calculated on a per motor basis. Elaphe is required to obtain our consent before it is permitted to market, sell or otherwise distribute (i) the L-1500 hub motor, any replacement for it or a hub motor for a pickup truck replacing the Endurance within the United States, Canada and Mexico, or (ii) the Elaphe Model L-1500 Endurance Motor for our Endurance or our substitute model pickup truck, or any replacement or substitute Elaphe design hub motor product for our Endurance or our substitute model pickup truck. As we retool the Lordstown Complex and ramp up production, Elaphe will initially manufacture its Model L-1500 in-wheel hub motors for us. We also entered into a facilities and support agreement with Elaphe, and as we transition manufacturing operations to the Lordstown Complex, Elaphe will provide consultation services to us for manufacturing processes, vendor relations and product support relationships as well as on-site support for the manufacturing line set-up, testing and final operations.

Workhorse Group Inc.

On November 7, 2019, the Company entered into a transaction with Workhorse Group Inc., for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales. In November 2020, we pre-paid a royalty payment to Workhorse Group in the amount of $4.75 million. The upfront royalty payment represents an advance on royalties due on 1% of the gross sales price of the first 200,000 vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceeds the amount paid upfront.

Other Partners

As production of the Endurance ramps up, we may partner with key service providers to enable us to serve fleet operators and other customers efficiently and effectively for aftermarket parts and service and charging infrastructure. We are in discussions with major service providers that could provide access to their nationwide networks of service centers. For example, we are in discussions with Camping World Holdings, Inc. (“Camping World”) to build out a national service and parts network. Camping World has a national footprint of service and collision centers and the ability to offer roadside assistance through an affiliate. By working with Camping World, we believe that these capabilities can be leveraged to provide a comprehensive service and support system for our customers.

We believe that most fleet operators use service agreements with third-party service providers to maintain and repair their fleets and to provide aftermarket parts, and that an arrangement with a national service provider might be attractive to fleet customers considering purchasing the Endurance. In March 2021, we announced a series of agreements with affiliates of Holman Enterprises, including a co-marketing agreement that establishes a framework for us and ARI, Holman’s leasing and fleet management services organization, to co-market and co-develop business opportunities with our respective customers and a vehicle procurement agreement that establishes a framework pursuant to which ARI would use reasonable efforts to obtain orders for the Endurance from its clients at specified volumes over a three-year term on the terms set forth in the agreement.

We are also evaluating partnerships with electric vehicle charging station providers to provide Endurance purchasers with access to their networks. As fleet operators also typically bring their vehicles back to a central location each day, vehicle charging infrastructure can also be installed at those locations.

Research and Development

We have made and expect to continue to make significant investments in research and development in order to complete the design and engineering, testing and certification of the Endurance and to commence commercial production and sales. We expect these costs will primarily relate to research and development activities as we produce, test and validate engineering and pre-production vehicles, integrate third-party components, develop certain of our own components, develop our proprietary software and systems, complete cabin design work and prepare for commercial production. Our research and development also includes efforts to seek to leverage our technologies to develop additional all-electric vehicles geared for the commercial market and electric vehicle related technologies. We expect that most of these activities will be completed at the Lordstown Complex, in Irvine, California and in Farmington Hills, Michigan, by our employees and intend to hire additional research and development personnel in the near term. However, we have utilized third party design and engineering firms for certain development activities to date and may continue to do so as we continue to ramp up operations.

Sourcing

The Endurance’s bill of materials is expected to consist of approximately 2,000 components with its 10 most expensive components representing almost 90% of the anticipated cost of the Endurance. As discussed above, we have an agreement with Elaphe to license and provide manufacturing services with respect to its in-wheel hub motors, and we have entered into agreements with battery manufacturers to purchase lithium-ion cylindrical battery cells. Motor and battery cells represent two of the Endurance’s most critical components. We also expect that the flexible and compatible design of the Endurance and our agreement with GM that provides access depending on availability to certain non-customer-facing GM parts, including airbags, steering columns and steering wheels, will offer significant benefits as we build out and finalize our supply chain.

We believe we will be able to obtain adequate sources of supply for the equipment, components and raw materials necessary to manufacture and sell the Endurance in accordance with our plans. Disruptions to the supply chain due to the COVID-19 pandemic have resulted in challenges in obtaining certain components and raw materials in a timely manner and/or at favorable pricing. As a result, we have adjusted and may continue to adjust our design, production processes and cost structure to adapt to these limitations. Further changes in business conditions, the impact of COVID-19 or other pandemics, governmental changes and other factors beyond our control or that we do not presently anticipate could affect our ability to receive the material we need for production. As we and the broader electric vehicle industry grow in the future, there is no guarantee that battery cell manufacturers will be able and willing to continue to grow their capacity to meet increased demand. In addition, the automotive and other industries are currently experiencing a global supply shortage of semiconductors, which could impact our testing and production costs, volume and timeline. Prices and supply of the key raw materials that will be included in the Endurance and its components, such as steel, aluminum, copper, neodymium, nickel and cobalt, have been and can continue to be volatile and an increased demand for certain materials, whether due to electric vehicle growth or other factors, or reduced supply for certain materials, whether due to trade restrictions or other factors, may increase our costs or delay the timing to obtain the materials or components and impact our profitability.

Intellectual Property

Intellectual property is important to our business. We intend to establish and protect the intellectual property and proprietary technology that we develop through a combination of trademarks, patents, trade secrets and know-how. We have filed several trademark applications with the United States Patent and Trademark Office, but as of this date no trademarks have issued.

We expect to develop additional intellectual property and proprietary technology as the Endurance’s engineering and validation activities proceed. Technologies that we have and intend to invest in and develop include engineering software, powertrain systems and controls, infotainment, cybersecurity, telematics and electrical architecture hardware and software. As we develop our technology, we will continue to assess whether additional trademark or patent applications or other intellectual property registrations are appropriate. We also seek to protect our intellectual property and proprietary technology, including trade secrets and know-how, through limited access, confidentiality and other contractual agreements.

In addition to the intellectual property that we own, we license and utilize key technologies under our agreements with Elaphe. See “— Key Agreements, Partnerships and Technology” above for more information.

We cannot be certain that we will be able to adequately develop and protect our intellectual property rights, or that other companies will not claim that we are infringing upon their intellectual property rights. See “Risk Factors — Risks Related to Our Business Operations and Industry.”

Sales and Marketing

We plan to focus our sales and marketing efforts on direct sales through our subsidiary, Lordstown EV Sales, LLC, to commercial fleet operators and fleet management companies rather than through third-party dealerships.

An important aspect of our sales and marketing strategy involves pursuing relationships with specialty upfitting and fleet management companies to incorporate the Endurance into their fleet management programs. Fleet management companies sometimes purchase vehicles and then lease them to their own customers. In other instances, fleet management companies facilitate purchasing or leasing of vehicles by their customers which are generally large fleets. For example, in March 2021, we announced a series of agreements with an affiliate of Holman Enterprises, including a co-marketing agreement that establishes a framework for us and ARI, Holman’s fleet management services organization, to co-market and co-develop business opportunities with our respective customers and a vehicle procurement agreement that establishes a framework pursuant to which ARI would use reasonable efforts to facilitate orders from its leasing clients for the Endurance over a three-year time period on the terms set forth in the agreement.

Human Capital Resources

As of December 31, 2020, we employed approximately, 320 full-time personnel in the areas of manufacturing, engineering, marketing, sales, facilities, human resources, IT, supply chain, accounting and finance. These employees are engineering the Endurance and preparing the plant for mass production. We anticipate significant employee growth in the near term as we prepare for full production of the Endurance. We expect to end 2021 with over 1,000 employees.

Governmental Support and Regulation

We operate in an industry that is subject to extensive vehicle safety and testing and environmental regulations, some of which evolve over time as new technologies are introduced to the market. Government regulations regarding the manufacture, sale and implementation of products and systems similar to our electric vehicles are subject to future change. We cannot predict what effect, if any, such changes will have upon our business. Violations of these regulations may result in substantial civil and criminal fines, penalties and/or orders to cease the operations in violation or to conduct or pay for corrective work. In some instances, violations may also result in the suspension or revocation of permits and licenses. In addition to the domestic regulations and standards discussed below, we expect to comply with Canadian standards and believe these standards are substantially similar to the domestic standards. Based on our initial business plan, we do not expect to be subject to regulatory requirements outside of the U.S. and Canada.

Government Support

We believe that our operations at the Lordstown Complex and our business plan can have a meaningful, beneficial effect in a region that has seen significant job losses and adverse economic effects. Our management expects to continue to engage in discussions with local, state and federal officials about these benefits and will explore the availability of appropriate grant, loan and tax incentives.

We have accepted an invitation from the U.S. Department of Energy to start the due diligence process toward securing an Advanced Technology Vehicles Manufacturing (“ATVM”) loan. Established in 2007, ATVM supports the development of fuel-efficient, advanced technology vehicles in the United States. The program provides loans to automotive or component manufacturers for establishing manufacturing facilities in the United States that produce fuel-efficient vehicles.

Vehicle Safety and Testing Regulation

Our vehicles will be subject to, and must comply with, many regulations established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. federal motor vehicle safety standards (“FMVSS”). As an OEM, we must self-certify that our vehicles meet or otherwise are exempt from all applicable FMVSS and the NHTSA bumper standards before a vehicle can be imported into or sold in the United States. There are many FMVSS that will apply to our vehicles, including crashworthiness and crash avoidance requirements and electric vehicle requirements (e.g., those relating to limitations on electrolyte spillage, battery retention and the avoidance of electric shock after certain crash tests). We expect that our vehicles will meet or otherwise be exempt from all applicable FMVSS. Additionally, there are regulatory changes being considered for several FMVSS, and though we expect to comply with such FMVSS, there is no assurance of compliance until the final regulatory changes have been enacted.

In addition to FMVSS, we must comply with other NHTSA requirements and other federal laws and regulations administered by NHTSA, including early warning reporting requirements regarding warranty claims, field reports, death and injury reports, recalls and owner’s manual requirements. We also must comply with the Automobile Information and Disclosure Act, which requires OEMs to disclose certain information regarding the OEM’s suggested retail price, optional equipment and pricing. Further, this law allows inclusion of fuel economy ratings, as determined by the U.S. EPA, and crash test ratings, as determined by NHTSA, if such tests are conducted.

Battery Safety and Testing Regulations

Our battery packs must conform to mandatory regulations governing the transport of “dangerous goods” that may present a risk in transportation, which items include lithium-ion batteries and are subject to regulations issued by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the UN Recommendations on the Safe Transport of Dangerous Goods - Model Regulations and related UN Manual Tests and Criteria. The regulations vary by the mode of transportation by which these items are shipped (e.g., by ocean vessel, rail, truck or air).

Environmental Credits

In connection with the delivery and placement into service of our zero-emission vehicles (“ZEV”), under the U.S. EPA’s and California’s Greenhouse Gas (“GHG”) rules and standards and the U.S. DOT’s Corporate Average Fuel Economy (“CAFÉ”) standards for mobile sources, and under California’s ZEV standard, we will earn tradable credits that can be sold to other OEMs. Like the United States, California also has its own GHG emissions standard that seeks to reduce GHGs over time. Other U.S. states, including Colorado, Connecticut,

Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont, have adopted some or all of California’s standards. We intend to take advantage of these regulatory frameworks by registering and selling GHG, CAFÉ and ZEV credits. In addition, we have entered into an emissions credit agreement with GM pursuant to which, and subject to the terms of which, during the first three annual production/model years wherein we produce vehicles at least ten months out of the production/model year, the counterparty will have the option to purchase such emissions credits as well as emissions credits from any other U.S. state, country or jurisdiction generated by vehicles produced by us not otherwise required by us to comply with emissions laws and regulations at a purchase price equal to 75% of the fair market value of such credits. While we expect that our first three annual production/model years for the purpose of this agreement will be 2022, 2023 and 2024, it is possible that this agreement could extend beyond these model years if we do not achieve ten or more months of production during those annual production/model years.

Environmental Regulations

We are subject to extensive environmental laws and regulations, involving, among other matters, water use, discharge air emissions, use of chemicals and recycled materials, energy sources, storage, handling, treatment, transportation and disposal of hazardous materials, the protection of the environment, natural resources and endangered species and the remediation of environmental contamination. We are required to obtain and comply with the terms and conditions of environmental permits, many of which may be difficult and expensive to obtain and must be renewed on a periodic basis. A failure to comply with these laws, regulations or permits could result in substantial civil and criminal fines and penalties and the suspension or loss of such permits, and possibly orders to cease the non-compliant operations.

The U.S. Clean Air Act requires that we obtain a Certificate of Conformity from the U.S. EPA for our vehicles prior to their entry into commerce in all 50 states. In addition, we must obtain an Executive Order from the California Air Resources Board (“CARB”) in order to sell vehicles in California and those states that have adopted its standards. The Certificate of Conformity and Executive Order are required for each model year. A failure to apply for and obtain a Certificate of Conformity or Executive Order will result in delays in the sale of the Endurance and adversely affect our business.

As part of the acquisition of the Lordstown Complex, we were required to accept the plant and all property in “as is — where is” condition, including environmental responsibilities. Prior to entering into the Asset Transfer Agreement, with GM (the “Asset Transfer Agreement”), GM completed an investigation and remediation program pursuant to an Administrative Order on Consent (“AOC”) under the U.S. EPA’s Resource Conservation and Recovery Act (“RCRA”) Corrective Action Program. Upon the U.S. EPA’s approval of GM’s investigation and remediation program, GM placed an environmental covenant on the real property, which requires, among other things, (i) the maintenance of nominal financial assurance, (ii) the limitation of the real property to commercial/industrial use, (iii) the prohibition of groundwater for potable use, (iv) the implementation of a dust control plan and (v) and the maintenance of impermeable surfaces on certain areas of the real property. We assumed these responsibilities under the environmental covenant as a condition to the consummation of the transactions contemplated by the Asset Transfer Agreement. We retained the same environmental consultant used by GM to develop and implement the investigation and remediation effort that ultimately led to the U.S. EPA’s approval. This consultant has intimate familiarity with the Lordstown Complex and has allowed us to develop quickly a thorough understanding of the comprehensive nature of the environmental response actions taken by GM and to implement steps to ensure ongoing compliance with the environmental covenant on the real property. To further manage potential environmental risk, we have obtained an environmental liability policy providing certain coverages up to the amount of $25.0 million as required under the Asset Transfer Agreement. In addition, to mitigate the risk associated with the Ohio EPA’s authority to require future remediation activities at the Lordstown Complex related to historic environmental conditions, in April 2020 we entered into an Administrative Order wherein the Ohio EPA agreed to not pursue enforcement actions against us for historical environmental conditions provided that we comply with the terms of the environmental covenant.

Regulatory Matters

On February 17, 2021, the Company received a request from the SEC for the voluntary production of documents and information, including relating to the merger between DiamondPeak and Legacy Lordstown and pre-orders of vehicles.  The Company is responding to the SEC’s requests and intends to cooperate with its inquiry.

Corporate Information

The mailing address of our principal executive office is 2300 Hallock Young Road, Lordstown, Ohio 44481. Our telephone number is (234) 285-4001. Our website address is www.lordstownmotors.com. Our Class A common stock is listed on the NASDAQ Global Stock Market under the symbol “RIDE”. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this report.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), exemptions from or delays in being required to comply with new or revised financial accounting standards and being able to take advantage of the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. See “Risk Factors - The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.”

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following March 4, 2024, the fifth anniversary of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700.0 million as measured on the last business day of our most recently completed second fiscal quarter, or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with such term as used in the JOBS Act. We could be subject to the additional requirements associated with being deemed a large accelerated filer as early as of the end of the 2021 fiscal year.

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

Summary Risk Factor

Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our Class A common stock risky include, among others:

●	our ability to execute our business model, including market acceptance of our planned products;
●	risks related to our limited operating history, the rollout of our business and the timing of expected business milestones, including our ability to complete the engineering of the Endurance and retooling of our facility, to establish appropriate supplier relationships and to start production of the Endurance, on time and on budget;
●	our ability to obtain binding purchase orders and build customer relationships, including uncertainties as to whether and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●	our ability to deliver on the expectations of customers with respect to the quality, reliability, safety and efficiency of the Endurance and to provide the levels of service and support that they will require;
●	our future capital requirements and sources and uses of cash;
●	our ability to source suppliers for our critical components, and to complete building out our supply chain;
●	the availability and cost of raw materials and components;
●	our ability to ability to attract and retain key personnel;
●	our business, expansion plans and opportunities;
●	the effects on our future business of competition;
●	the pace and depth of electric vehicle adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	changes in laws, regulatory requirements, governmental incentives and fuel and energy prices;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	litigation, regulatory proceedings, complaints, product liability claims and/or adverse publicity; and
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors.

Risks Related to Our Business Operations and Industry

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with an extremely limited operating history, and have generated no revenue to date. As we attempt to transition from research and development activities to commercial production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. There can be no assurance that our estimates related to the costs and timing necessary to complete the design and engineering of the Endurance and to retool the Lordstown Complex will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. In addition, we have engaged in limited marketing activities to date, so even if we are able to bring the Endurance to market on time and on budget, there can be no assurance that fleet customers will embrace our product in significant numbers. Market conditions, many of which are outside of our control and subject to change, including general economic conditions, the availability and terms of financing, the impacts and ongoing uncertainties created by the COVID-19 pandemic, fuel and energy prices, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for the Endurance and ultimately our success.

Since our inception, we have experienced losses and expect to incur additional losses in the future.

Since inception, we have incurred, and we expect in the future while we grow to incur, losses and negative cash flow, either or both of which may be significant. The working capital funding necessary to start a new electric vehicle manufacturing company is significant, and other companies have tried and failed over the last several years with billions of dollars of investment capital. While we expect to benefit from our management’s experience, the technology we have licensed and developed to date and the advantages offered by the Lordstown Complex, we do not expect to be profitable in the near term as we invest in our business, build capacity and ramp up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Failure to become profitable may materially and adversely affect the value of your investment. If we are ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of electric pickup trucks such as the Endurance, which may not occur.

Additional funding is likely to be required in the future for a variety of reasons. There can be no assurance that financing will be available to us on favorable terms or at all. If we were not able to continue as a going concern, or if there were doubt about our ability to do so, the value of your investment would be materially and adversely affected.

We are subject to risks related to health epidemics and pandemics, including the ongoing COVID-19 pandemic, which could adversely affect our business and operating results.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the ongoing COVID-19 pandemic. The effects and potential effects of COVID-19, including, but not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior and continuity in business operations, create significant uncertainty.

The spread of COVID-19 has also disrupted the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world. In particular, the COVID-19 crisis may cause a decrease in demand for our vehicles if fleet operators delay purchases of vehicles or if fuel prices for internal combustion engine vehicles remain low. In addition, the COVID-19 crisis may cause (i) disruptions to our supply chain, including our access to critical raw materials and components, many of which require substantial lead time, or cause a substantial increase in the price of those items, (ii) an increase in other costs as a result of our efforts to mitigate the effects of COVID-19, and (iii) delays in our schedule to full commercial production of the Endurance, among other negative effects.

The pandemic has resulted in government authorities implementing many measures to contain the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place and stay-at- home orders and business shutdowns. These measures may be in place for a significant period of time and may be reinstituted if conditions deteriorate, which could adversely affect our start-up and manufacturing plans. Measures that have been relaxed may be reimplemented if COVID-19 or variants of COVID-19 continue to spread or if vaccination programs are slower or less effective than anticipated . If, as a result of these measures, we have to limit the number of employees and contractors at the Lordstown Complex at a given time, it could cause a delay in retooling efforts or in the production schedule of the Endurance. Further, our sales and marketing activities may be adversely affected due to the cancellation or reduction of in-person sales activities, meetings, events and conferences. If our workforce is unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19 or variants of COVID-19, our operations will be adversely affected. Our planned operations at a single facility, the Lordstown Complex, concentrate these risks.

The extent to which the COVID-19 pandemic may continue to affect our business will depend on continued developments, which are uncertain and cannot be predicted, and the pandemic has and may continue to exacerbate the other risks described in this report. Even after the COVID-19 pandemic has subsided, we may continue to suffer an adverse effect on our business due to the global economic effect of COVID-19, including continued supply chain disruption and any economic recession. If the immediate or prolonged effects of the COVID-19 pandemic have a significant adverse impact on government finances, it would create uncertainty as to the continuing availability of incentives related to electric vehicle purchases and other governmental support programs.

We expect to require continued capital investment.

The design, manufacture and sale of vehicles is a capital-intensive business. Our business plan to design, produce, sell and service commercial electric pickup trucks, including the Endurance, is expected to require continued capital investment to fund operations, to continue research and development and to improve infrastructure, and our budget continues to evolve as we seek to expand production capacity more quickly than originally anticipated, face challenges due to volatility in the supply chain and refine our design and production process. We also intend to leverage our technologies to develop additional all-electric vehicles geared for the commercial market, which will require additional capital investment with returns and timelines that will be uncertain. Unlike established OEMs that have greater financial resources than we do, there can be no assurance that we will have access to the capital we need on favorable terms when required or at all. If we cannot raise additional funds when we need them, our financial condition and business could be materially adversely affected.

We may need additional capital in the future, and it may not be available on acceptable terms, if at all.

We may need to access the debt and equity capital markets. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with any agreements governing our then-outstanding debt. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, references or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations or raise additional capital, our successful operation and growth could be impeded.

We have accepted an invitation from the U.S. Department of Energy to start the due diligence process toward securing an ATVM loan. Established in 2007, ATVM supports the development of fuel-efficient, advanced technology vehicles in the United States. The program provides loans to automotive or component manufacturers for establishing manufacturing facilities in the United States that produce fuel-efficient vehicles. There can be no assurance that this loan will be available to us.

Failure to successfully retool the Lordstown Complex to support commercial production of electric vehicles could adversely affect our business and results of operations.

While we believe the Lordstown Complex provides significant competitive advantages, retooling and modifying the Lordstown Complex for production of electric vehicles is complicated and presents significant challenges. The size of the Lordstown Complex is massive, spanning over 6.2 million square feet, and many areas need to be retooled and modified. The stamping, body shop, paint and final assembly areas need to be converted from manufacturing traditional internal combustion engine vehicles to manufacturing electric vehicles. We also have started construction of our production facilities to create lines to assemble battery packs. As with any large-scale capital project, it could be subject to delays, cost overruns or other complications. These risks could be exacerbated because we are attempting to modify a complex, originally designed to build traditional internal combustion engine vehicles, to support the emerging technologies behind electric vehicles. In order to commence commercial production at the Lordstown Complex, we will also need to hire and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. A failure to commence commercial production at the Lordstown Complex on schedule would lead to additional costs and would delay our ability to generate meaningful revenues. In addition, it could diminish the

“first mover” advantage we aim to attain, prevent us from gaining the confidence of potential customers and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.

We will rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We will rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plant will consist of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed.

Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency of the Lordstown Complex. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

With our vehicle still under development, we do not have any current customers or any pending orders and there is no assurance non-binding pre-orders and other indications of interest will be converted into binding orders or sales.

Our business model is focused on building relationships with large fleet customers. To date, we have engaged in limited marketing activities and we have no binding purchase orders or commitments from customers. The previously-reported non-binding pre-orders that we have signed do not require customer deposits and may not be converted into binding orders or sales. We have also engaged in discussions with fleet managers and other organizations that have indicated interest from their customers or stakeholders in the Endurance. Until the time that the Endurance’s design and development is complete and tested, we intend to have our beta vehicles available for demonstration to potential customers and the Endurance is commercially available for purchase, and until we are able to scale up our marketing function to support sales, there will be uncertainty as to customer demand for the Endurance. The potentially long wait from the time a non-binding pre-order is made or other indication of interest is provided until the time the Endurance is delivered, and any delays beyond expected wait times, could also impact user decisions on whether to ultimately make a purchase. Even if we are able to obtain binding orders, customers may limit their volume of purchases initially as they assess our vehicles and whether to make a broader transition to electric vehicles.

This may be a long process and will depend on the safety, reliability, efficiency and quality of our vehicles, as well as the support and service that we offer. It will also depend on factors outside of our control, such as general market conditions and broader trends in fleet management and vehicle electrification, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our products and the pace and levels of growth that we will be able to achieve.

Our future growth depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.

Our success will be dependent upon our ability to enter into supply agreements and maintain our relationships with suppliers who are critical and necessary to the output and production of our vehicles. We also rely on a small group of suppliers to provide us with the components for our vehicles. The supply agreements we have or may enter into with key suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause, or may not provide for access to supplies in accordance with our timeline or budget. If these suppliers become unable to provide, experience delays in providing or impose significant increases in the cost of, components, or if the supply agreements we have in place are terminated, it may be difficult to find replacement components. Changes in business conditions, pandemics, governmental changes and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers.

Further, we have not secured supply agreements for all of our components. We may be at a disadvantage in negotiating supply agreements for the production of our vehicles due to our limited operating history and continued refinement of our component requirements through the design and testing process. In addition, there is the possibility that finalizing the supply agreements for the parts and components of our vehicles will cause significant disruption to our operations, or such supply agreements could be at costs that make it difficult for us to operate profitably or delay our production schedule.

If we do not enter into long-term supply agreements with guaranteed pricing and availability for our parts or components, we may be exposed to fluctuations in prices, quality and timing of components, materials and equipment. Agreements for the purchase of battery cells contain or are likely to contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or operating results.

We may experience delays in realizing our projected timelines and cost and volume targets for the production, launch and ramp up of the Endurance and the retooling of the Lordstown Complex, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to develop, manufacture, market and sell or lease the Endurance. Any delay in the financing, design, testing, manufacture and launch of Endurance, or in the retooling of the Lordstown Complex, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, testing, manufacture and commercial release of new products.

To the extent we experience delays in the retooling of the Lordstown Complex or delays in the launch of the Endurance, our growth prospects could be adversely affected. In addition, it could diminish the “first mover” advantage we aim to attain, prevent us from gaining the confidence of potential customers and open the door to increased competition. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, or we need to find alternative sources or develop our own components, whether due to COVID-19 or other reasons, we could experience delays in meeting our projected timelines.

Further, we have no experience to date in high volume manufacturing of our vehicles. Even if we are successful in developing our high volume manufacturing capability and processes and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or in satisfaction of the requirements of customers.

We will initially depend on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.

We will initially depend on revenue generated from a single vehicle model and in the foreseeable future will be significantly dependent on a single or limited number of models. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. Given that for the foreseeable future our business will depend on a single or limited number of models, to the extent a particular model is not well- received by the market, our sales volume, business, prospects, financial condition and operating results could be materially and adversely affected.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our electric vehicles could be harmed.

As a new entrant to the industry attempting to build brand recognition and establish relationships with commercial fleets and fleet managers, it is very important that our vehicles and our service and support meet the expectations of our customers when we commence production and sales. If our vehicles were to contain defects in design and/or manufacture that cause them not to perform as expected or that require repair, our ability to develop, market and sell or lease our vehicles could be harmed. We currently have a limited frame of reference by which to evaluate the long-term quality, reliability and performance characteristics of our trucks, battery packs and other products. There can be no assurance that we will be able to detect and repair any defects in our products before commencing the sale of our vehicles. In addition, the operation of our vehicles will be highly dependent on software that will require modification and updates over time. Software products are inherently complex and often contain defects and errors when first introduced. Any product defects or any other failure of our vehicles to perform as expected, including during testing or with respect to our initial deliveries to customers, could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims or significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects. Until we are able build customer relationships and earn trust, any of these effects could be particularly significant to us.

If we fail to scale our business operations or otherwise manage future growth effectively as we attempt to rapidly grow our company, we may not be able to produce, market, service and sell or lease our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results or financial condition. We plan to commence limited commercial production of the Endurance at the Lordstown Complex in September 2021 and are targeting significant growth thereafter. We also intend to leverage our technologies to develop additional all-electric vehicles geared for the commercial market that will require us to commit additional resources and management attention. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. However, we have no experience to date in high volume manufacturing of our vehicles. We cannot assure that we will be able to develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our vehicles. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could stunt our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. Since inception, we have already revised our production capacity plans to address what we believe to be a significant increase in interest, which has increased our ramp up costs and impacted research and development needs. We have been and will continue to be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is no historical basis for making judgments on the demand for our vehicles or our ability to develop, manufacture and deliver vehicles, or on our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms, widespread supply shortages and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and operating results.

Our future growth is dependent upon the willingness of operators of commercial vehicle fleets to adopt electric vehicles and upon our ability to produce, sell and service vehicles that meet their needs. If the market for commercial electric vehicles does not develop as we expect, or if it develops slower than we expect, our business, prospects, financial condition and operating results will be adversely affected.

Our growth is dependent upon the adoption of electric vehicles by operators of commercial vehicle fleets and on our ability to produce, sell and service vehicles that meet their needs. The entry of commercial electric pickup trucks and vehicles into the medium-duty commercial vehicle market is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards and customer views of the merits of using electric vehicles in their businesses. This process has been slow to date. As part of our sales efforts, we must educate fleet managers as to the economical savings during the life of the vehicle and the lower “total cost of ownership” of our vehicles. As such, we believe that operators of commercial vehicle fleets will consider many factors when deciding whether to purchase our commercial electric vehicles (or commercial electric vehicles generally) or vehicles powered by internal combustion engines, particularly diesel-fueled or natural gas-fueled vehicles. We believe these factors include:

●	the difference between the initial purchase prices of commercial electric vehicles and comparable vehicles powered by internal combustion engines, both including and excluding the effect of government and other subsidies and incentives designed to promote the purchase of electric vehicles;
●	the total cost of ownership of the vehicle over its expected life, which includes the initial purchase price and ongoing operating and maintenance costs;
●	the availability and terms of financing options for purchases of vehicles and, for commercial electric vehicles, financing options for battery systems;
●	the availability of tax and other governmental incentives to purchase and operate electric vehicles and future regulations requiring increased use of nonpolluting vehicles;
●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
●	fuel prices, including volatility in the cost of diesel or a prolonged period of low gasoline and natural gas costs that could decrease incentives to transition to electric vehicles;
●	the cost and availability of other alternatives to diesel-fueled vehicles, such as vehicles powered by natural gas;
●	corporate sustainability initiatives;
●	commercial electric vehicle quality, performance and safety (particularly with respect to lithium-ion battery packs);
●	the quality and availability of service for the vehicle, including the availability of replacement parts;
●	the limited range over which commercial electric vehicles may be driven on a single battery charge;
●	access to charging stations and related infrastructure costs, and standardization of electric vehicle charging systems;
●	electric grid capacity and reliability; and
●	macroeconomic factors.

If, in weighing these factors, operators of commercial vehicle fleets determine that there is not a compelling business justification for purchasing commercial electric vehicles, particularly those that we will produce and sell, then the market for commercial electric vehicles may not develop as we expect or may develop more slowly than we expect, which would adversely affect our business, prospects, financial condition and operating results.

In addition, any reduction, elimination or selective application of tax and other governmental incentives and subsidies because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle, fiscal tightening or other reasons may result in the diminished competitiveness of the electric vehicle industry generally or our electric vehicles in particular, which would adversely affect our business, prospects, financial condition and operating results. Further, we cannot assure that the current governmental incentives and subsidies available for purchasers of electric vehicles will remain available.

If we are unable to address the service requirements of our future customers or if there is inadequate access to charging stations, our business will be materially and adversely affected.

Demand for the Endurance will depend in part on the availability of service providers and charging infrastructure. Servicing electric vehicles is different than servicing internal combustion engine or hybrid vehicles and requires specialized skills, including high voltage training and servicing techniques. As the Endurance is not in production yet, we do not have experience servicing the Endurance. The Endurance also will require the use of charging stations to recharge its batteries. While the prevalence of charging stations has been increasing, charging station locations are significantly less widespread than gas stations. We plan to have our own service centers and also expect to partner with third-party service providers to maintain and repair the Endurance. We plan to partner with third-party electric vehicle station providers to offer installation of charging stations to our customers. We have limited arrangements in place with such third parties to date and will need to establish a network that provides sufficient availability and convenience to attract customers and convert interest in our vehicles into sales. Some potential customers may choose not to purchase the Endurance because of the lack of a more widespread service network or charging infrastructure at the time of sale. If we are unable to satisfactorily service our future customers or provide seamless access to charging infrastructure, our ability to generate customer loyalty, grow our business and sell Endurance could be impaired.

We may be unable to adequately control the costs or maintain adequate supply of components and raw materials associated with our operations.

We may be unable to adequately control the costs associated with our operations. We expect to incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles. The prices for and availability of these raw materials fluctuate depending on factors beyond our control. Our business also depends on the continued supply of battery cells for our vehicles. We are exposed to multiple risks relating to availability and pricing of quality lithium-ion battery cells. In addition, a global semiconductor supply shortage is having wide-ranging effects across the automotive industry and may negatively impact the supply needed for our testing and production timeline.

Furthermore, currency fluctuations, tariffs or shortages in petroleum, steel and aluminum or other raw materials and other economic or political conditions have resulted and may continue to result in significant increases in freight charges and raw material costs, delays in obtaining critical materials or changes in the specifications for those materials. Substantial increases in the prices for our raw materials or components would increase our operating costs, and could reduce our margins. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity or sufficient availability of semiconductors could result in shortages, which would increase our cost of materials or impact our prospects. These factors could also delay our overall production timeline.

We depend upon key personnel and will need to hire and train additional personnel.

Our success depends on the continuing services of key employees. We believe the depth and quality of the experience of our management team in the automotive and electric vehicle markets is a key to our ability to be successful. The loss of any of these individuals could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant business experience and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. The challenge will be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.

We will also need to hire and train a significant number of employees to engage in full-scale commercial manufacturing operations. This needs to be accomplished in a very short period of time in order for us to commence commercial production and sales in the second half of 2021 as targeted. There are various risks and challenges associated with hiring, training and managing a large workforce, and these risks and challenges will be exacerbated by the short period of time in which we intend to scale up our workforce. Although the area surrounding the Lordstown Complex is home to a highly trained workforce with experience working in the Lordstown Complex and manufacturing vehicles, this workforce does not have experience with electric vehicle manufacturing and many jobs will require significant training. Furthermore, in the event employees hired by us seek to join or form a labor union, we could be subject to risks as we engage in and attempt to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays and increased costs. If we are unsuccessful in hiring and training a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.

We are highly dependent on the services of Stephen S. Burns, our Chairman of the Board and Chief Executive Officer.

We are highly dependent on the services of Stephen S. Burns, our Chairman of the Board and Chief Executive Officer, and our largest stockholder. Mr. Burns is our founder and a significant influence on and driver of our business plan. If Mr. Burns were to discontinue his service to us due to death, disability or any other reason, we would be significantly disadvantaged.

We face intense competition and associated risks, including that we may not be the first to market with an electric pickup truck. Many of our competitors have significantly greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish significant market share.

We face intense competition in our industry, which we may be unable to manage, including the risk that we may not be the first to market with an electric pickup truck. Established OEMs and new entrants to the industry have announced their intent and timelines to compete in the electric pickup truck market. In addition, established OEMs currently offer alternative fuel and hybrid medium-duty pickup trucks to the commercial fleet market, which includes government fleets. In the electric medium-duty pickup truck market in the United States, at least initially, we believe we will compete with few other manufacturers and will have fairly limited competition in the commercial fleet electric pickup truck category. However, if fleet operators begin transitioning to electric vehicles on a mass scale, which will be necessary for us to be successful, we expect that more competitors will enter the market and competition will become intense. Certain potential competitors, for example, have more significant financial resources, established market positions, long-standing relationships with customers and dealers who have more resources available to develop new products and introduce them into the marketplace than are currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we may be able to. This expected competition places significant pressure on our ability to achieve our goals of completing the development of the Endurance, retooling of the Lordstown Complex and commencing commercial production and sales in the near term. If we are unable to do this successfully and leverage a “first mover” advantage to build strong customer relationships, we may not be able to compete successfully. This intense competitive environment may require us to make changes to our products, pricing, licensing, services, distribution or marketing to develop a market position, any of which could have an adverse effect on our financial condition, results of operations or prospects.

We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our vehicles and components and our business, revenues and prospects.

Our business and prospects heavily depend on our ability to develop, maintain and strengthen our brand. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen our brand will depend heavily on the success of our marketing efforts. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the European Union and China, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Our electric vehicles will compete for market share with vehicles powered by other vehicle technologies that may prove to be more attractive than our vehicle technologies.

Our target market currently is serviced by manufacturers with existing customers and suppliers using proven and widely accepted fuel technologies. Additionally, our competitors are working on developing technologies that may be introduced in our target market. If any of these alternative technology vehicles can provide lower fuel costs, greater efficiencies, greater reliability or otherwise benefit from other factors resulting in an overall lower total cost of ownership, this may negatively affect the commercial success of our vehicles or make our vehicles uncompetitive or obsolete.

We may be unable to keep up with changes in electric vehicle technology as new entrants and existing, larger manufacturers enter the electric vehicle space.

The Endurance is being designed for use with, and is dependent upon, existing electric vehicle technology. As new companies and larger, existing vehicle manufacturers enter the electric vehicle space, we may lose any technological advantage we may have had in the marketplace and suffer a decline in our position in the market. As technologies change, we will attempt to upgrade or adapt our products to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology to effectively compete. As a result, our potential inability to adapt to and develop the necessary technology may harm our competitive position.

We will not have a third-party retail product distribution network.

Third-party dealer networks are the traditional method of vehicle sales distribution. Because we plan to sell directly to commercial fleet managers, we will not have a traditional dealer product distribution network. Our building an in-house sales and marketing function may be expensive and time- consuming. If the lack of a traditional dealer product distribution network results in lost opportunities to generate sales, it could limit our ability to grow. If our use of an in-house sales and marketing team is not effective, our results of operations and financial conditions could be adversely affected.

If we are unable to establish and maintain confidence in our long-term business prospects among commercial fleet operators, analysts and others within our industry, then our financial condition, operating results and business prospects may suffer materially.

Commercial fleet operators may be less likely to purchase our products now if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, to build, maintain and grow our business, we must maintain confidence among commercial fleet operators, suppliers, analysts and other parties with respect to our liquidity and long-term business prospects.

Maintaining such confidence may be particularly complicated by certain factors, such as our limited operating history, others’ unfamiliarity with our products, competition and uncertainty regarding the future of electric vehicles. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional capital in the future.

There are complex software and technology systems that need to be developed in coordination with vendors and suppliers in order to reach production for our electric vehicles, and there can be no assurance such systems will be successfully developed.

Our vehicles will use a substantial amount of third-party and in-house software codes and complex hardware to operate. The development of such advanced technologies are inherently complex, and we will need to coordinate with our vendors and suppliers in order to reach production for our electric vehicles. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop the necessary software and technology systems may harm our competitive position.

We are relying on third-party suppliers to develop a number of emerging technologies for use in our products, including lithium-ion battery technology. These technologies are not today, and may not ever be, commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing and volume requirements to support our business plan. In addition, the technology may not comply with the cost, performance useful life and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims which could adversely affect our business, prospects and results of operations.

Our success may be dependent on our development and protection of intellectual property rights.

We rely on confidentiality and trade secret protections to protect our proprietary technology. All new developments by us will be owned by us. Our success will, in part, depend on our ability to obtain patents and trademarks and protect our trade secrets and proprietary technology. We are currently maintaining our engineering under confidentiality agreements and other agreements to preserve our trade secrets and other proprietary technology. We have filed several trademark applications with the United States Patent and Trademark Office but have not received any federal registrations of any applications as of the date of filing of this report. Although we have entered into confidentiality agreements with our employees, consultants and contractors, our agreements may not adequately protect our intellectual property, particularly with respect to conflicts of ownership relating to work product generated by our employees, consultants and contractors, and we cannot be certain that others will not gain access to our trade secrets and other proprietary technology. See “Legal Proceedings.” Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Risks Relating to Regulation and Claims

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We have in the past been and may in the future be subject to, or become a party to, litigation, regulatory actions, and government investigations and inquiries. For example, on February 17, 2021, we received a request from the SEC for the voluntary production of documents and information, including relating to the merger between DiamondPeak and Legacy Lordstown and pre-orders of vehicles.  We are responding to the SEC’s requests and intend to cooperate with its inquiry. Additionally, on March 18 and 19, 2021, two related putative class action lawsuits were filed against us and certain of our officers in the U.S. District Court for the Northern District of Ohio (Case Nos. 21-cv-616 and 21-cv-633), asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. We expect these actions will be consolidated, and we intend to vigorously defend against the claims, but there can be no assurances as to the outcome. In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with collaboration partners, intellectual property disputes, and other business matters. Any such lawsuits, claims, or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business or result of operations.

Product liability or other claims could have a material adverse effect on our business.

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the manufacturing, marketing and sale of all vehicles, including electric vehicles. Although we have liability insurance policies in place, that insurance may be inadequate to cover all potential product claims. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional liability insurance coverage on acceptable terms or at reasonable costs when needed or at all. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot provide assurance that such claims and/or recalls will not be made in the future.

The acquisition of the Lordstown Complex required us to accept all environmental responsibility for the real property.

The Asset Transfer Agreement between us and GM, pursuant to which we acquired the Lordstown Complex, required us to accept the condition of the real property in “as is — where is” condition, including accepting all environmental conditions. The Lordstown Complex and all of its facilities and real property present environmental risk, both known and unknown. Prior to entering into the Asset Transfer Agreement, GM completed an investigation and remediation project pursuant to an AOC under the U.S. EPA’s RCRA Corrective Action Program. As part of the U.S. EPA’s approval of GM’s investigation and remediation project, GM placed an environmental covenant on the real property, which requires, among other things, (i) the maintenance of nominal financial assurance, (ii) the limitation of the real property to commercial/industrial use, (iii) the prohibition of groundwater for potable use, (iv) the implementation of a dust control plan and (v) and the maintenance of impermeable surfaces on certain areas of the real property. We assumed these responsibilities under the environmental covenant as a condition to the consummation of the transactions contemplated by the Asset Transfer Agreement. In addition, to further manage potential environmental risk, we have secured environmental liability insurance coverage as required under the Asset Transfer Agreement. Finally, to mitigate the risk associated with the Ohio EPA’s authority to require future remediation activities at the Lordstown Complex, related to historic environmental conditions, we have entered into an Administrative Order with the Ohio EPA wherein the Ohio EPA agreed to not pursue enforcement actions against us for historic environmental conditions at the Lordstown Complex site provided that we comply with the terms of the environmental covenant. Notwithstanding the efforts that we have taken to mitigate environmental risk, there is no assurance that claims, lawsuits, fines or penalties will not arise. Our assumption of environmental liabilities at the Lordstown Complex could expose us to potential costs and liabilities that could exceed or fall outside of our available insurance coverage and adversely impact our financial condition.

Regulatory requirements may have a negative effect upon our business.

All vehicles sold must comply with international, federal and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Endurance will be subject to substantial regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. EPA, the CARB, the NHTSA, the PHMSA and various state boards, and compliance certification is required for each new model year. These laws and standards are subject to change from time to time and we could become subject to additional regulations in the future. In addition, federal, state and local laws and industrial standards for electric vehicles are still developing. Compliance with these regulations, including obtaining necessary approvals, could be challenging, burdensome, time-consuming and expensive. If compliance and obtaining approvals results in delays or substantial expenses, our business could be adversely affected.

We may be exposed to liability for infringing upon other companies’ intellectual property rights.

Our success will, in part, depend on our ability to operate without infringing on others’ proprietary rights. Although we are starting with a new design and development and are relying on the licensed rights from Elaphe, and while we are not aware of any patents and trademarks which would cause our products or their use to infringe the rights of any third parties, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to a great amount of time lost, in defending any patent, trademark or other intellectual property infringement suits or in asserting any patent, trademark or other intellectual property rights in a suit with another party. See “Legal Proceedings.”

Changes in laws or regulations, or a failure to comply with any laws and regulations, or any litigation that we may be subject to or involved in may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the Nasdaq Global Select Market on which our securities are listed. In particular, we are required to comply with certain SEC, Nasdaq and other legal and regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time-consuming and costly.

Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. For example, it is difficult to predict what impact, if any, changes in federal laws and policies, including those relating to tax, environmental, labor and employment, as a result of recent U.S. federal elections will have on our business and industry, the economy as a whole, consumer confidence and discretionary spending. A failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are or may be subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters may involve claims by customers, suppliers, vendors, contractors, competitors, government agencies, stockholders or other parties regarding our products, development and advertising, as well as contract disputes and intellectual property infringement matters, among other matters. We are also subject to employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability or violation of wage and labor laws. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The ongoing expense of any resulting lawsuits, and any substantial settlement payment by us or damage award enforceable against us, could adversely affect our business and results of operations. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

The Endurance will make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flames. If such events occur in the Endurance, we could face liability for damage or injury, adverse publicity and a potential safety recall, any of which could adversely affect our business, prospects, financial condition and operating results.

The battery packs in the Endurance will use lithium-ion cells, which have been used for years in laptop computers and cell phones. On rare occasions, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. This has occurred in our testing as we refine our software and other systems. Although we believe we can appropriately control this risk in our commercial vehicles for sale, there can be no assurance we will be able to entirely eliminate the risk. We could face liability for damage or injury, adverse publicity and a potential safety recall, any of which could adversely affect our business, prospects, financial condition and operating results. To limit any losses associated with such event, we will carry commercial general liability, commercial automobile liability and umbrella insurance, which may not be adequate to ensure against all losses.

We may be exposed to delays, limitations and risks related to the environmental permits and other operating permits required to operate the Lordstown Complex.

Operation of an automobile manufacturing facility requires land use and environmental permits and other operating permits from federal, state and local government entities. While we have all permits necessary to carry out and perform our current plans and operations at the Lordstown Complex, we are in the process of applying for and securing the environmental, wastewater and land use permits necessary for the commercial operation of the Lordstown Complex. Delays, denials or restrictions on any of the applications for or assignment of the permits to operate the Lordstown Complex could adversely affect our ability to execute on our business plans and objectives.

We may face legal challenges in one or more states in our attempting to sell directly to customers that could adversely affect our costs.

Our business plan includes the direct sale of vehicles to commercial fleet operators, and potentially, to retail consumers. The laws governing licensing of dealers and sales of motor vehicles vary from state to state. Most states require a dealer license to sell new motor vehicles within the state, and many states prohibit manufacturers from being a licensed dealer and directly selling new motor vehicles to retail consumers. We recently became a licensed dealer in California and anticipate that we may become a licensed dealer in additional states.

We may face legal challenges to this distribution model. For instance, in states where direct sales are not permitted, dealers and their lobbying organizations may complain to the government or regulatory agencies that we are acting in the capacity of a dealer without a license. In some states, regulators may restrict or prohibit us from directly providing warranty repair service, or from contracting with third parties who are not licensed dealers to provide warranty repair service. Because the laws vary from state to state, our distribution model must be carefully established and the sales and service process must be continually monitored for compliance with the various state requirements, which change from time to time. Regulatory compliance and likely challenges to the distribution model will add to the cost of our business.

We may be compelled to undertake product recalls or take other actions, which could adversely affect our business, prospects, operating results, reputation and financial condition.

Any product recall in the future may result in adverse publicity, damage our reputation and adversely affect our business, prospects, operating results and financial condition. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our electric vehicles or components (including our battery cells) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, financial condition and operating results.

Insufficient warranty reserves to cover future warranty claims could adversely affect our business, prospects, financial condition and operating results.

Once our electric pickup trucks are in production, we will need to maintain warranty reserves to cover any warranty-related claims. If our warranty reserves are inadequate to cover such future warranty claims, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

We intend to collect and process certain information about our customers and will be subject to various privacy and data protection laws.

We intend to collect and process certain information about our customers, in accordance with applicable law and our own privacy policies. Any failure by us to comply with our privacy policy or any federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. A failure by any of our vendors or business partners to comply with contractual or legal obligations regarding the protection of information about our customers could carry similar consequences. Should we become subject to additional privacy or data protection laws, we may need to undertake compliance efforts that could carry a large cost. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data security incident notification requirements if a third party accesses or acquires the personal information of our customers without authorization or if we otherwise experience a data security incident or loss of customers’ personal information. A major breach of our network security and systems could have negative effects on our business and future prospects, including possible fines, penalties and damages, and could result in reduced demand for our vehicles and harm to our reputation and brand. Such a breach could also compromise or lead to a loss of protection of our intellectual property or trade secrets.

Interruption or failure of, or unauthorized access to, our or the Endurance’s information technology and communications systems could adversely affect our operating results and reputation.

We are currently developing information technology and communications systems to assist us in the management of our business. The production of our vehicles will require the development, maintenance and improvement of information technology and communications systems in the United States, which will include product data management, procurement, inventory management, production planning and execution, sales, service and logistics, financial, tax and regulatory compliance systems. The availability and effectiveness of operating our business will depend on these systems.

In addition, software, information technology and communications systems will be integral to the operation and functionality of the Endurance. The Endurance will be designed with built-in data connectivity to accept and install periodic remote updates to improve or update its functionality. Although these systems will be designed and tested for resiliency and security, they involve complex technologies and we cannot be certain they will be entirely free from vulnerabilities.

As a result, all of these systems may be vulnerable to damage or interruption from, among other things, data breaches, cyber-attacks, fire, natural disasters, power loss, telecommunications failures, computer viruses and other attempts to harm our systems or the operation of Endurance vehicles. We cannot be certain that these systems or their required functionality will be effectively and timely developed, implemented and maintained, and any disaster recovery planning cannot account for all eventualities. Any compromise of our proprietary information or of our systems or those of the Endurance could adversely affect our reputation and could result in lengthy interruptions to our ability to operate our business and our customers’ ability to operate the Endurance.

General Risk Factors

Our insurance strategy may not be adequate to protect us from all business risks.

In the ordinary course of business, we may be subject to losses resulting from products liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. While we currently carry commercial general liability, commercial automobile liability, excess liability, workers’ compensation, cyber security and directors’ and officers’ insurance policies, we may not maintain as much insurance coverage as other OEMs do, and in some cases, we may not maintain any at all.

Additionally, the policies that we do have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

Our facility could be damaged or adversely affected as a result of disasters or other unpredictable events. Any prolonged disruption in the operations of our facility would adversely affect our business, prospects, financial condition and operating results.

We plan to assemble our electric vehicles at a single facility, the Lordstown Complex. Any prolonged disruption of operations at the Lordstown Complex, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions or other natural disaster, the COVID-19 pandemic or otherwise, whether short- or long-term, would adversely affect our business, prospects, financial condition and operating results.

We are or may be subject to risks associated with strategic alliances or acquisitions.

We may from time to time consider entering into strategic alliances, including joint ventures, minority equity investments or other transactions with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non-performance by the third party and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to its reputation from events relating to its business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of an acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that Legacy Lordstown did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities that Legacy Lordstown had not done previously. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if our auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It is also more expensive to obtain directors’ and officers’ liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand our business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

Our management may not successfully or effectively manage our transition to a public company.

Our management team may not successfully or effectively manage our transition to a public company, which transition subjects us to significant regulatory oversight and reporting obligations under federal securities laws. Its limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of management's time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Risks Related to Our Securities and Being a Public Company

Stephen S. Burns has significant influence over us and the concentration of ownership among our current executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

As of March 1, 2021, Stephen S. Burns beneficially owned Class A common stock representing approximately 26.3% of our outstanding voting power. As long as Mr. Burns owns or controls a significant percentage of our outstanding voting power, he will have the ability to influence certain corporate actions requiring stockholder approval.

As of March 1, 2021, our directors and executive officers as a group (including Stephen S. Burns) beneficially owned approximately 29.7% of our outstanding Class A common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our second amended and restated certificate of incorporation (the “Charter”) and the approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and would make the approval of certain transactions difficult or impossible without the support of these significant stockholders.

Sales of a substantial number of shares of our securities in the public market could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of Class A common stock in the public market could occur at any time, including sales pursuant to a resale prospectus covering shares issued in the Business Combination and registered pursuant to the Registration Rights and Lock-up Agreement (defined below). These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Class A common stock.

As of March 1, 2021, we had outstanding 176,579,376 shares of our Class A common stock and Warrants to purchase 3,956,116 shares of our Class A common stock. The exercise price of the BGL Warrants is $10.00 per share and of the Private Placement Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and will increase the number of shares eligible for resale in the public market. In addition, as of March 1, 2021, an aggregate of 17,785,580 shares of Class A common stock are subject to outstanding awards or available for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”). Sales, or the potential sales, of substantial numbers of shares in the public market, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of our Class A common stock or adversely affect the market price of our Class A common stock.

The Registration Rights and Lock-up Agreement (the “Registration Rights and Lock-up Agreement”) that we entered into effective as of the Closing of the Business Combination provides that certain of our securities held by the parties to such agreement are locked-up as follows: (i) any shares of Class A common stock held by the Sponsor (or its permitted transferees) will be locked-up until October 23, 2021, subject to certain exceptions based on the trading price of the Class A common stock described below, (ii) any shares of Class A common stock held by GM, Workhorse Group or BGL (which shares account for approximately 14.2% of the Class A common stock outstanding, assuming the full exercise of all outstanding Warrants as of March 1, 2021) will be locked-up until April 23, 2021 and (iii) any shares of Class A common stock held by

Stephen S. Burns will be locked-up until October 23, 2021, and 50% of such shares will continue to be locked-up until October 23, 2022.

In addition, Stephen S. Burns agreed not to transfer any shares of Class A common stock held by him if, immediately following such transfer, the shares owned by him would be fewer than the number of shares that would be required to satisfy any outstanding indemnification claim made by us pursuant to the Business Combination Agreement.

The lock-up restrictions provided in the Registration Rights and Lock-up Agreement do not apply to our anchor investor, which will remain subject to the lock-up provisions set forth in the Subscription Agreements, which it entered into with DiamondPeak in connection with its investment, and provide that its Class A common stock received upon conversion of its Class B common stock will be locked-up until the earlier of (A) October 23, 2021 or (B) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

In addition, each of the Sponsor (and its permitted transferees) and the anchor investor may transfer shares of Class A common stock owned by them if the volume weighted average share price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and similar transactions) for at least 20 out of 30 consecutive trading days and such 30 consecutive trading days fall after March 22, 2021.

Because we have no current plans to pay cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we incur. As a result, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it. See the section entitled “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Dividend Policy.”

Our stock price is volatile, and you may not be able to sell the shares of our Class A common stock at or above the price you paid.

The trading price of our Class A common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of our competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate in general;
●	stock price performance of other companies that investors deem comparable to us;
●	our ability to complete the engineering of the Endurance, start production and bring it to market on the expected timeline and budget;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	our focus on long-term goals over short-term results;
●	the timing and magnitude of our investments in the growth of our business;
●	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, investigations, inquiries or litigation;
●	changes in our capital structure, including future issuances of securities or the incurrence of debt;
●	the volume of shares of our Class A common stock available for public sale;
●	major changes in our board of directors or management;
●	sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. Trading of stock on a national securities exchange has experienced and is expected to continue to experience price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In addition, in the past, securities class action litigation has often been commenced against companies following periods of volatility in the overall market or the market price of the particular company’s securities. This type of litigation, which has in the past been, and may in the future be, instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. For example, on March 18 and 19, 2021, two related putative class action lawsuits were filed against us and certain of our officers in the U.S. District Court for the Northern District of Ohio (Case Nos. 21-cv-616 and 21-cv-633), asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. We expect these actions will be consolidated.  We intend to vigorously defend against the claims but there can be no assurances as to the outcome, and these securities class actions may result in substantial costs and/or diversion of management’s attention and resources.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) the exemption permitting reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important.

In addition, Section 107 of the JOBS Act provides that we, as an emerging growth company, can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can, therefore, delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (A) following March 4, 2024, the fifth anniversary of the Initial Public Offering, (B) in which we have total annual gross revenue of at least $1.07 billion or (C) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700.0 million as measured on the last business day of our most recently completed second fiscal quarter, or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We could be subject to the additional requirements associated with being deemed a large accelerated filer as early as of the end of the 2021 fiscal year.

We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures could result in material weaknesses which could lead to errors in our financial reporting and adversely affect our business.

We are subject to the SEC’s internal control over financial reporting requirements and will become subject to the auditor attestation requirements in the year in which we are deemed to be a large accelerated filer, which would occur once the market value of our Class A common stock held by non-affiliates exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter, or once we otherwise lose our “emerging growth company” status. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of December 31, 2020 as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for our business post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2020 and has excluded management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations. We will be required to include a report on management’s assessment of our internal control over financial reporting as of December 31, 2021 irrespective of whether we remain an emerging growth company.

Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and its attestation reports.

If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors timely, our financial statements could be misstated and we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the market price of our Class A common stock.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Class A common stock is currently listed on Nasdaq. Our continued eligibility for listing may depend on, among other things, compliance with minimum price and corporate governance requirements. If Nasdaq delists our Class A common stock from trading on its exchange for failure to meet the Nasdaq listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and could possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock is currently listed on Nasdaq, it is a covered security. Although states are preempted from regulating the sale of our securities, the federal statute does allow states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us provide negative recommendations or change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who covers us were to cease its coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Provisions in our Charter may prevent or delay an acquisition of us, which could decrease the trading price of our Class A common stock, or otherwise may make it more difficult for certain provisions of the Charter to be amended.

The Charter contains provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include:

●	a board of directors that is divided into three classes with staggered terms;
●	the right of our board of directors to issue preferred stock without stockholder approval;
●	restrictions on the right of stockholders to remove directors without cause; and
●	restrictions on the right of stockholders to call special meetings of stockholders.

These provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in our and our stockholders’ best interests.

Our Charter designates state courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

The Charter provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, a state court located within the State of Delaware (or, if no court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for any internal or intra-corporate claim or any action asserting a claim governed by the internal affairs doctrine as defined by the laws of the State of Delaware, including, but not limited to (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or stockholders to us or our stockholders; or (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or the Charter or our amended and restated bylaws (the “Bylaws”) (in each case, as they may be amended from time to time), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware.

In addition, the Charter provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district court for the District of Delaware (or, if such court does not have jurisdiction over such action, any other federal district court of the United States) shall be the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act or any rule or regulation promulgated thereunder (in each case, as amended), provided, however, that if the foregoing provisions are, or the application of such provisions to any person or entity or any circumstance is, illegal, invalid or unenforceable, the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act or any rule or regulation promulgated thereunder (in each case, as amended) shall be the Court of Chancery of the State of Delaware.

The Charter provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any rule or regulation promulgated thereunder (in each case, as amended), or any other claim over which the federal courts have exclusive jurisdiction.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We may issue shares of preferred stock or additional shares of Class A common stock, which would dilute the interest of our stockholders.

Our Charter provides for 312,000,000 authorized shares of capital stock, consisting of (i) 300,000,000 shares of Class A common stock and (ii) 12,000,000 shares of preferred stock. We may issue a substantial number of shares of preferred stock and/or additional shares of Class A common stock, which:

●	may significantly dilute the equity interest of our then-current stockholders;
●	may subordinate the rights of holders of shares of Class A common stock if one or more classes of preferred stock are created, and such preferred shares are issued, with rights senior to those afforded to our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect the prevailing market price for our Class A common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Lordstown Complex is a 785-acre manufacturing facility which we acquired on November 7, 2019. See “Business — Key Agreements, Partnerships and Technology” above for additional information about the acquisition and related agreements.

The Lordstown Complex consists of four main facilities in one location, in addition to multiple support buildings: (1) General Assembly, (2) a Body Shop, (3) Stamping and (4) a Paint Shop. The Lordstown Complex has approximately 6.2 million square feet of manufacturing space and significant production capacity that we believe will be more than sufficient to support its targeted ramp up over the next several years and provide ample capacity for further growth thereafter. We also have solar panels on-site, which generate approximately 2.2 megawatts of energy. The Lordstown Complex is in near-production-ready condition with modern robotics, painting, assembly and stamping equipment and requires a retooling investment in order to commence full production of the Endurance.

Construction is in process on an 800,000 square foot propulsion production area, which will house production lines for in-wheel motors and lithium-ion battery packs, and is expected in time for the targeted start of production of the Endurance in September 2021.

As part of the acquisition of the Lordstown Complex, we were required to accept the plant and all property in “as is — where is” condition, including environmental responsibilities. Prior to entering into the Asset Transfer Agreement, GM completed an investigation and remediation program pursuant to an AOC under the U.S. EPA’s RCRA Corrective Action Program. Upon the U.S. EPA’s approval of GM’s investigation and remediation program, GM placed an environmental covenant on the real property, which requires, among other things, (i) the maintenance of nominal financial assurance, (ii) the limitation of the real property to commercial/industrial use, (iii) the prohibition of groundwater for potable use, (iv) the implementation of a dust control plan and (v) and the maintenance of impermeable surfaces on certain areas of the real property. We assumed these responsibilities under the environmental covenant as a condition to the consummation of the transactions contemplated by the Asset Transfer Agreement. We retained the same environmental consultant used by GM to develop and implement the investigation and remediation effort that ultimately led to the U.S. EPA’s approval. This consultant has intimate familiarity with the Lordstown Complex and has allowed us to develop quickly a thorough understanding of the comprehensive nature of the environmental response actions taken by GM and to implement steps to ensure ongoing compliance with the environmental covenant on the real property. To further manage potential environmental risk, we have an environmental liability policy providing certain coverages up to the amount of $25.0 million as required under the Asset Transfer Agreement. In addition, to mitigate the risk associated with the Ohio EPA’s authority to require future remediation activities at the Lordstown Complex related to historic environmental conditions, in April 2020 we entered into an Administrative Order wherein the Ohio EPA agreed to not pursue enforcement actions against us for historical environmental conditions provided that we comply with the terms of the environmental covenant.

In November 2020, we opened a satellite research and development and engineering center in Farmington Hills, Michigan. This facility includes space for vehicle inspection and benchmarking, as well as labs for testing, validation and prototyping.

In Irvine, California, we have established an engineering, technology and service center. We have established Lordstown EV Sales, LLC, to receive direct orders from customers and have received our dealership license from California.

Item 3. Legal Proceedings

From time to time, we have and may become involved in legal proceedings arising in the ordinary course of business. We are currently not a party to any legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

On October 30, 2020, we, along with Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, as our executive officers, and certain of our other employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). The lawsuit asserts claim against us and the executive officers under (i) federal law for violation of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act, (ii) California law for misappropriation of trade secrets and unfair competition and (iii) common law for breach of contract and tortious interference with contract. These claims are made in connection with consideration by us of a venture with Karma regarding Karma’s development of an infotainment system for the Endurance and assert that we unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. Karma is seeking injunctive relief and various types of damages. On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order. We are continuing to evaluate the matters asserted in the lawsuit but intend to vigorously defend against these claims and believe we have strong defenses to the claims and the damages demanded. At this time, however, we cannot predict the outcome of this matter or estimate the possible loss or range of possible loss, if any. The proceedings are subject to uncertainties inherent in the litigation process.

On March 18, 2021, we, along with Mr. Burns, Mr. Rodriguez and Mr. Schmidt, as our executive officers, were named as defendants in a putative class action in the United States District Court in the Northern District of Ohio (“N.D. Ohio”), Case No. 21- 616, by plaintiff Matthew Rico, allegedly on behalf of a class of purchasers of the Company’s stock, asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. On March 19, 2021, a substantially similar putative class action was filed in the N.D. Ohio, Case No. 21-633, by plaintiff Robert Palumbo. We anticipate these actions will be consolidated under the provisions of the Private Securities Litigation Reform Act of 1995. We intend to vigorously defend against these claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol “RIDE.”

Holders

As of March 1, 2021, the shares of Class A common stock issued and outstanding were held of record by approximately 59 holders, which number does not include beneficial owners holding our Class A common stock through nominee names.

Dividend Policy

We have not paid any cash dividends on the Class A common stock to date. We may retain future earnings, if any, for future operations and expansion and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur.

Item 6. Selected Financial Data

None

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Cautionary Note Regarding Forward-Looking Statements" and Item 1A. Risk Factors for a discussion of these risks and uncertainties.

Overview and 2020 Highlights

Our mission is to be a catalyst in the world’s transition to sustainable energy. We design, develop, and are in the process of manufacturing the Endurance, the first electric full-size pickup truck targeted for sale to fleet customers. In addition, we are leveraging our technologies by investing in the development additional all-electric vehicles geared for the commercial market. Located in Lordstown, Ohio, the Lordstown Complex spans 6.2 million square feet and is in a near-production-ready state. We also intend to build company-owned service centers where we offer maintenance, repair, parts, and other services related to our products.

Since inception, we have been developing our flagship vehicle, the Endurance™, an electric full-size pickup truck. We introduced the Endurance™ in June 2020 and expect to build beta and pre-production vehicles during the first half of 2021. We are targeting commencement of commercial production of Endurance in September 2021 and initial sales starting in late 2021.

Our goal is to achieve a leadership position as an OEM vehicle supplier to the commercial fleet industry. We intend to do so by focusing on the following strengths:

●	a highly experienced and proven senior management team led by founder and CEO, Mr. Burns, with over 180 years of collective experience in the automotive and electric vehicle areas from prominent OEMs, including Workhorse, Tesla, Karma, Toyota, GM, Hyundai and Volkswagen;
●	the near-production-ready, strategically located manufacturing Lordstown Complex, that we believe offers significant advantages in terms of the time and cost necessary to reach full-scale commercial production;
●	approximately 800,000 square feet within the plant complex allocated for in-wheel motor and lithium-ion battery pack production and assembly, which together account for our propulsion production;
●	the unique and efficient design of the Endurance incorporating advanced technology and engineering, including the use of in-wheel hub motors resulting in what we believe will be the fewest moving parts of any comparable vehicle currently available; and
●	a safe, reliable and efficient vehicle, designed for and targeted to the needs of the fleet market, that we believe will offer a significantly reduced total cost of ownership and compelling value as compared to currently available alternatives.

Within the broader trend of vehicle electrification, by targeting the sizable fleet market and focusing on its particular needs, we aim to obtain a “first mover” advantage, build strong customer relationships and capitalize on a significant market opportunity.

Production and Engineering. We developed a prototype and alpha build Endurance models including multiple skateboards for testing and validating the truck and future development opportunities. We are beginning to build more than 50 beta models that we will use to further refine the Endurance through crash, engineering and validation testing. We also expect to use these beta vehicles for demonstrations to customers. We expect to complete the beta builds in the second quarter of fiscal 2021. We achieved 5-star crash testing for front, side and rear impact through software simulation, which typically translates into 97-98% accuracy in physical testing.

Manufacturing Facility. We consider our 6.2 million square foot, near-production ready Lordstown Complex one of our key competitive advantages. We acquired the plant from General Motors in 2019 and are in the process of repurposing and retooling the factory for electric vehicle production rather than internal combustion engine (“ICE”) vehicle production.

Propulsion Production and Assembly Lines. Concurrent with the retooling of the assembly and production floor, we are building an approximate 800,000 square foot battery pack production and assembly and hub motor production capabilities.

Personnel. At the end of fiscal 2020 the company employed 320 full-time personnel in the areas of manufacturing, engineering, marketing, sales, facilities, human resources, IT, supply chain, accounting and finance. These employees are engineering the Endurance and preparing the plant for mass production. We expect to end fiscal year 2021 with over 1,000 employees.

Research and Development Center. In November 2020, the company opened a satellite research and development center in Farmington Hills, Michigan. This facility includes space for vehicle inspection and benchmarking, as well as labs for testing, validation and prototyping. We understand that automotive engineering talent in the Detroit area is world-renowned and, with this new Research and Development (“R&D”) Engineering Center, expects to access the deep automotive engineering talent pool and numerous automotive supplier partners that exist in the region.

First Sales and Service Center. We established our first sales and service center in Irvine, California. The facility, combined with our mobile service, will enable us to service commercial users in the southern California region. We have chosen California as the location for our first service center outside of Ohio due to the favorable regulatory backdrop in the state, which is aggressively promoting more widespread adoption of electric vehicles. We have established Lordstown EV Sales, LLC, to receive direct orders from customers and have received our dealership license from California.

Strategic Relationships. We continues to build out its supply network and has an agreement with Elaphe to license and provide manufacturing services with respect to its in-wheel hub motors. We have secured long-term supply agreements with two leading global battery cell suppliers, representing two of the Endurance’s most critical components.

Camping World. We announced the formation of a relationship with Camping World (NYSE: CWH), to create a national electric vehicle (“EV”) service and collision network for our vehicles, beginning with the Endurance. We are currently in discussions with Camping World regarding a comprehensive service agreement that includes the re-design of their existing service centers for electric vehicles, as well as other comprehensive service aspects such adding fast charging capabilities, and servicing and repairing Endurance vehicles. More specifically, the discussions include cost-sharing, timing of rollout, technical education on services, customer engagement and interaction, and other related services. Camping World is the nation’s largest retailer of recreational vehicles (“RV”) and related products and services. We intend to leverage Camping World’s growing national footprint of over 170 U.S. Service and Collision Centers, with thousands of technicians and service bays, a 24/7 tech hotline and with a Roadside Assistance Program, to provide one of the most comprehensive EV support systems ever designed.

Additionally, we are exploring with Camping World the development of new EV products and solutions for the RV marketplace based on the Endurance platform, including the first, all electric, high-volume production RV (“eRV”) and a lithium-ion battery pack for travel trailers that would replace conventional gasoline onboard generators.

Other planned initiatives. We further aim to partner with key service providers to enable to support fleet operators and other customers efficiently and effectively for aftermarket parts and service and charging infrastructure. Management believes that most fleet operators use service agreements with third-party service providers to maintain and repair their fleets and provide OEM parts, and that an arrangement with a national service provider would be attractive to fleet customers considering purchasing the Endurance. We are also evaluating partnerships with electric vehicle charging station providers to provide Endurance purchasers with access to their networks. As fleet operators also typically bring their vehicles back to a central location each day, vehicle charging infrastructure can also be installed at those locations.

Results of Operations

(in thousands)

	Year ended	For the Period April 30, 2019
	December 31, 2020	to December 31, 2019
Net sales	$—	$—
Operating expenses
Selling and administrative expenses	28,787	4,526
Research and development expenses	73,694	5,865
Total operating expenses	102,481	10,391
Loss from operations	(102,481)	(10,391)
Other income (expense)
Other income	2,627	—
Interest expense	(703)	—
Loss before income taxes	(100,557)	(10,391)
Income tax expense	—	—
Net loss	$(100,557)	$(10,391)

Selling and administrative expenses (“S&A”) generally consist of personnel and facilities costs related to marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services.

S&A increased from $4.5 million for the period from April 30, 2019 to December 31, 2019 to $28.7 million in the year ended December 31, 2020 mainly due to transaction costs from recapitalization ($12 million) and hiring ramp up ($6 million).

R&D expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services.

R&D increased from $5.9 million in the period from April 30, 2019 to December 31, 2019 to $73.6 million in the year ended December 31, 2020 mainly due to expenditures in the completion of the design of the Endurance electric pick-up truck ($28 million) plus building of prototype vehicles and for the preparation of the construction of beta vehicles ($17 million).

Other income in the year ended December 31, 2020 mainly consisted in sale of excess equipment at the Lordstown Complex.

Interest expense in the year ended 2020 mainly is attributed to interest on Related party notes payable.

Liquidity and Capital Resources

On December 31, 2020, we had cash and marketable securities of approximately $629.8 million. These funds were primarily the result of the PIPE Investment, the release of amounts held in DiamondPeak’s trust account following completion of the Business Combination, the sale and subsequent conversion of the Convertible Promissory Notes and Warrant exercises, offset by cash usage during the year. In January 2021, we received approximately $82.0 million in additional funding from Warrant exercises. We believe that our current level of cash and cash equivalents are sufficient to meet our liquidity needs and achieve our current production forecasts over the next twelve months.

In 2021, we are planning to significantly increase our research and development expenses and capital expenditures over 2020 levels and prior planned levels as we build capacity and invest in additional products and technologies. We expect capital expenditures of between $250 million and $275 million and R&D costs of between $180 million and $190 million in 2021.

This spending will relate primarily to:

●	We are anticipating additional capital expenditures as we have accelerated our retooling plans in order to double the capacity we had previously intended to have available by the end of 2021. We continue to anticipate strong interest for the Endurance and are investing in additional capacity to maximize our ability meet demand when the Endurance is commercially available for sale.
●	We are investing in research and development of our planned second vehicle, an electric van based on the Endurance platform. We expect to introduce the van in June 2021 and plan to start production in the second half of 2022. Based on the interest we are seeing for the Endurance as well as discussions with potential partners, such as Camping World, we made a strategic decision to accelerate this project.
●	We are also anticipating increased capital expenditures and research and development expenses related to in-house component development. The global automotive supply chain continues to be stressed due to the ongoing COVID-19 pandemic. As we have engaged potential third-party suppliers for certain components, the pricing and/or availability being offered was not consistent with our expectations and timing, so we made a strategic decision to bring development of certain components, such as the frame, in house. While requiring more upfront spending, we believe the return on these investments will be favorable to us and it allows us to control key components so that we can meet our projected timelines.

We believe we have more than sufficient cash resources to support the activities described above and meet our projections, while maintaining a meaningful cushion for contingencies. However, as a company with a limited operating history attempting to rapidly grow in a technologically advanced and evolving industry, there are inherent uncertainties about these projections and our funding needs. Additional funding may be required for a variety of reasons, including, but not limited to, strategic decisions to invest in additional products and technologies, delays in anticipated schedule or failure to meet projections with respect to the Endurance and additional or more prolonged impacts resulting from the ongoing COVID-19 pandemic, among other factors. We may also opportunistically seek external funding, even if we do not believe it is needed in the near-term, if it can be obtained on favorable terms and would support our growth.

If we were to require additional funding or otherwise determined it was beneficial to seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets would l be subject to several factors, including market and economic conditions, our operating performance and investor sentiment with respect to us and our industry. In addition to the potential to seek traditional sources of equity and debt capital, we are also pursuing governmental support. We accepted an invitation from the U.S. Department of Energy to start the process toward securing an ATVM loan. We are currently in the due diligence phase. If we are successful in completing this stage, we may receive a term sheet, but we cannot guarantee we will reach that stage or be approved for a loan or provide any assurance as to the amount of any loan that we may receive. Broadly speaking, prior ATVM loans were offered at Treasury rates for interest expense and required that the proceeds be spent on plant retooling or R&D activities.

Summary of Cash Flows

(in thousands)

	Year ended	For the Period April 30, 2019
	December 31, 2020	to December 31, 2019
Net cash used by operating activities	$(64,320)	$(5,202)
Net cash used by investing activities	$(55,841)	$(133)
Net cash provided by financing activities	$747,763	$7,494

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative expenses.

Net cash used in operating activities increased to $64.3 million during the year ended December 31, 2020 from $5.2 million from the period from April 30, 2019 to December 31, 2019. This increase was primarily due to increase in R&D expenditures to bring the Endurance to market, increase in headcount for the personnel ramp up and marketing expenses.

Cash Flows from Investing Activities

The net cash used in investing activities increased to $55.8 million for the year ended December 31, 2020 from $0.1 million for the period from April 30, 2019 to December 31, 2019 primarily due to purchase of capital assets related to the Lordstown Complex re-tooling in preparation for the manufacturing of the Endurance pickup truck.

Cash Flows from Financing Activities

Cash flows from financing activities during the year ended December 31, 2020 consisted primarily of $671.8 million from cash received in recapitalization, net of transaction costs, $37.8 million from related party notes payable and $30.7 million from shares issued for exercise warrants. Cash flows from financing activities during the period from April 30, 2019 to December 31, 2019 consisted primarily of $7.5 million from issuance of common stock.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies

Cash and cash equivalents

Cash includes cash equivalents which are highly liquid investments that are readily convertible to cash. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. The Company presents cash and cash equivalents within Cash and cash equivalents on the Balance Sheet.

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes it is not exposed to significant credit risk.

Property, plant and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Determination of useful lives and depreciation will begin once the assets are ready for their intended use.

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repair expenditures are expensed as incurred, while major improvements that increase functionality of the asset are capitalized and depreciated ratably to expense over the identified useful life. Further, interest on any debt financing arrangement is capitalized to the purchased property, plant, and equipment if the requirements for capitalization are met.

Long-lived assets, such as property, plant, and equipment are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

On December 31, 2020, we had cash and cash equivalents of approximately $629.8 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

Item 8. Financial Statements and Supplementary Data

LORDSTOWN MOTORS CORP.

To the Stockholders and Board of Directors
Lordstown Motors Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Lordstown Motors Corp. and subsidiary (the Company) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York
March 24, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Lordstown Motors Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lordstown Motors Corp. (the Company) as of December 31, 2019, and the related statements of operations, stockholders’ equity, and cash flows for the period beginning April 30, 2019 and ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period beginning April, 30, 2019 and ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Clark, Schaefer, Hackett & Co.

We have served as the Company’s auditor since 2019.

Cincinnati, OH

August 24, 2020

Page intentionally left bank

Lordstown Motors Corp.

Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2020	December 31, 2019
ASSETS:
Current Assets
Cash and cash equivalents	$629,761	$2,159
Accounts receivable	21	—
Prepaid expenses and other current assets	24,663	—
Total current assets	$654,445	$2,159
Property, plant and equipment	101,663	20,276
Intangible assets	11,111	11,111
Total Assets	$767,219	$33,546
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$32,536	$1,802
Accrued and other current liabilities	1,538	415
Due to related party	—	2,631
Related party notes payable	—	20,142
Total current liabilities	$34,074	$24,990
Note payable	1,015	—
Total liabilities	$35,089	$24,990
Stockholders’ equity
Common stock, $0.0001 par value, 300,000,000 shares authorized; 168,007,960 and 68,279,182 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	$17	$7
Additional paid in capital	843,061	18,940
Accumulated deficit	(110,948)	(10,391)
Total stockholders’ equity	$732,130	$8,556
Total liabilities and shareholder's equity	$767,219	$33,546

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp.

Consolidated Statement of Operations

(in thousands except for per share information)

		For the period
	Year ended	from April 30, 2019
	December 31, 2020	to December 31, 2019
Net sales	$—	$—
Operating expenses
Selling and administrative expenses	28,787	4,526
Research and development expenses	73,694	5,865
Total operating expenses	$102,481	$10,391
Loss from operations	$(102,481)	$(10,391)
Other income (expense)
Other income	2,627	—
Interest expense	(703)	—
Loss before income taxes	$(100,557)	$(10,391)
Income tax expense	—	—
Net loss	$(100,557)	$(10,391)
Loss per share attributable to common shareholders
Basic & Diluted	$(1.04)	$(0.15)
Weighted-average number of common shares outstanding
Basic & Diluted	96,716	68,279

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp.

Consolidated Statement of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Inception at April 30, 2019	—	$—	$—	$—	$—
Issuance of common stock	68,279	7	18,598	—	18,605
Stock compensation		—	342	—	342
Net loss		—	—	(10,391)	(10,391)
Balance at December 31, 2019	68,279	$7	$18,940	$(10,391)	$8,556
Issuance of common stock	8,652	2	6,437	—	6,439
Common stock issued for conversion of notes payable	4,032	0	38,725	—	38,725
Common stock issued for exercise of warrants	2,669	—	30,692	—	30,692
Common stock issued in recapitalization, net of redemptions and transaction costs	84,376	8	745,512	—	745,520
Stock compensation		—	2,755	—	2,755
Net loss		—	—	(100,557)	(100,557)
Balance at December 31, 2020	168,008	$17	$843,061	$(110,948)	$732,130

All activity and balances related to common stock and additional paid-in capital prior to the business combination have been restated based on the Exchange Ratio in the Merger Agreement.

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp

Consolidated Statement of Cash Flows

(in thousands)

			For the period from
	Year ended		April 30, 2019
	December 31, 2020		to December 31, 2019
Cash flows from operating activities
Net loss		$(100,557)	$(10,391)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation		2,755	342
Gain on disposal of fixed assets		(2,346)
Changes in assets and liabilities:
Accounts receivables		(21)	—
Prepaid expenses		(17,367)	—
Accounts payable		31,360	1,801
Accrued expenses and due to related party		21,856	3,046
Cash used by operating activities		$(64,320)	$(5,202)
Cash flows from investing activities	$		$
Purchases of capital assets		(58,237)	(133)
Proceeds from the sale of capital assets		2,396	—
Cash used by investing activities		$(55,841)	$(133)
Cash flows from financing activities	$		$
Proceeds from notes payable		38,796
Cash received in recapitalization, net of transaction costs		671,836	—
Cash proceeds from exercise of warrants		30,692	—
Issuance of common stock		6,439	7,494
Cash provided by financing activities		$747,763	$7,494
Increase in cash and cash equivalents		$627,602	$2,159
Cash and cash equivalents, beginning balance		2,159	—
Cash and cash equivalents, ending balance		$629,761	$2,159

Non cash items
Conversion of notes payable to equity		$38,725	$—
Capital assets acquired with notes payable		$—	$20,142
Capital assets exchanged for equity		$23,200	$—
Common stock issued in exchange for intangible assets		$—	$11,111

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of Business

Lordstown Motors Corp., a Delaware corporation (“Lordstown” or the “Company”) , is an automotive company with the goal of becoming an original equipment manufacturer (OEM) of electrically powered pickup trucks and vehicles for fleet customers in pursuit of accelerating the sustainable future and setting new standards in the industry. The Company is in its initial design and testing phase related to its production of the Endurance pickup truck and has yet to bring a completed product to market.

Business Combination and Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary. All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts in the prior years’ balance sheet, consolidated statements of changes in stockholders’ equity and statements of cash flows and have been reclassified to conform to the current year presentation.

On October 23, 2020 (the “Closing Date”), Diamond Peak Holdings Corp. (“Diamond Peak”), consummated the transactions contemplated by the agreement and plan of merger (the “Merger Agreement”), dated August 1, 2020, among Diamond Peak, Lordstown EV Corporation (formerly known as Lordstown Motors Corp.), a Delaware corporation (“Legacy LMC”), and DPL Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy LMC with Legacy LMC surviving the merger (the “Merger”) and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), Diamond Peak changed its name to Lordstown Motors Corp (the “Company”) and Legacy LMC became a wholly owned subsidiary of Diamond Peak.

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

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as in effect prior to the Closing, each outstanding share of Diamond Peak’s Class B common stock, par value $0.0001 per share, was automatically converted into one share of the Company’s Class A Common Stock, resulting in an issuance of 7 million shares of Class A common stock in the aggregate.

In connection with the Closing, the Company (a) issued and sold an aggregate of 50 million shares of Class A Common Stock for $10.00 per share at an aggregate purchase price of $500 million pursuant to previously announced subscription agreements with certain investors (the “PIPE Investors”), (b) issued an aggregate of approximately 4 million shares of Class A Common Stock to holders of $40 million in aggregate principal amount plus accrued interest, upon automatic conversion of Legacy LMC convertible promissory notes into Class A Common Stock at a conversion price of $10.00 per share (the “Note Conversions”), and (c) issued warrants to purchase 1.6 million shares of Class A Common Stock (“BGL Warrants”) a purchase price of $10.00 per share to a third party. Additionally the Company assumed 9.3 million “Public Warrants” and 5.1 million “Private Warrants” both of which were originally issued by Diamond Peak with an exercise price of $11.50. In December 2020, 2.7 million of the Public Warrants were exercised which resulted in $30.7 million in proceeds. In January 2021, a significant portion of the remaining Public Warrants and 0.6 million of the Private Warrants were exercised upon payment of the cash exercise price, which resulted in cash proceeds of $82.0 million.

Pursuant to the Business Combination, the merger between a Diamond Peak and Legacy LMC was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, Legacy LMC was deemed to be the accounting acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy LMC issuing stock for the net assets of Diamond Peak, accompanied by a recapitalization. The net assets of Diamond Peak are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy LMC. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

As part of the Business Combination, we recorded $745.5 million in equity for the recapitalization, net of transaction costs. The Company received cash proceeds of $671.8 million as a result of the Business Combination which was net of the settlement of the Convertible Note and the Note Payable as described in Note 5, the amount in Due to related party as described in Note 8, property purchased through equity as described in Note 4, and other transaction costs.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Financial Statement Preparation

The preparation of ﬁnancial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash includes cash equivalents which are highly liquid investments that are readily convertible to cash. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. The Company presents cash and cash equivalents within Cash and cash equivalents on the Balance Sheet.

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes it is not exposed to significant credit risk.

Property, plant and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Determination of useful lives and depreciation will begin once the assets are ready for their intended use.

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repair expenditures are expensed as incurred, while major improvements that increase functionality of the asset are capitalized and depreciated ratably to expense over the identified useful life. Further, interest on any debt financing arrangement is capitalized to the purchased property, plant, and equipment if the requirements for capitalization are met.

Long-lived assets, such as property, plant, and equipment are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.

Intangible assets other than goodwill

Intangible assets include patents, copyrights, trade secrets, know-how, software, and all other intellectual property and proprietary rights connected with the electric pickup truck and other electric vehicle technology owned by Workhorse and contributed in exchange for equity in the Company. Determination of useful lives will be over the period of economic benefit and the related amortization will begin once the intangible assets are placed in use.

The intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Upon indications of impairment, assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The asset group would be considered impaired when the estimated future net undiscounted cash flows generated by the asset group are less than its carrying value. Impairment losses are measured by comparing the estimated fair value of the asset group to its carrying value.

Research and development costs

The Company expenses research and development costs as they are incurred. Research and development costs consist primarily of personnel costs for engineering and research, prototyping costs, and contract and professional services.

Stock-based compensation

The Company has adopted ASC 718, Accounting for Stock-Based Compensation (ASC 718), which establishes a fair value-based method of accounting for stock-based compensation plans. In accordance with ASC 718, the cost of stock-based awards issued to employees and non-employees over the awards' vest period is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, expected option life and risk-free interest rate.

The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. Further, pursuant to ASU 2016-09 – Compensation – Stock Compensation (Topic 718), the Company has elected to account for forfeitures as they occur.

Income taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (ASC 740). Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Recent accounting pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 extends the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 amendments are effective for the Company beginning January 1, 2020 and interim periods within fiscal years beginning after December 15, 2020. The Company adopted this guidance in 2020 but determined that there was no material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASC 842 is effective for the Company beginning after December 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.

NOTE 3 — FAIR VALUE MEASUREMENTS

The Company follows the accounting guidance in ASC 820 for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes when inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value.

Cash and cash equivalents are measured at fair value on a recurring basis and are considered Level I in nature for both 2020 and 2019.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following at December 31:

(in thousands)

	2020	2019
Property, Plant & Equipment
Land	$326	$—
Buildings	6,223	—
Machinery and equipment	38,443	—
Vehicles	142	—
Construction in progress	56,529	20,276
	$101,663	$20,276
Less: Accumulated depreciation	—	—
Total	$101,663	$20,276

Construction in progress is primarily comprised of retooling and construction at the Company's facility in Lordstown, Ohio to ready the plant to begin manufacturing of the electric vehicles. The Company is currently reengineering its production process, bringing acquired assets up to the level needed for production and evaluating assets that will be necessary in the production of the Endurance pickup truck. Completed assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use. As of December 31, 2020, manufacturing has not begun and thus no depreciation was recognized in 2020 or 2019.

Property, plant and equipment consist of an idle assembly and manufacturing plant in Lordstown, Ohio. The facility is fully equipped with the tooling necessary to begin production of the Endurance pickup truck along with all personal property, purchased from GM in November 2019 for $20 million. In early 2019, GM made the decision to halt manufacturing on its Chevrolet Cruze sedan which was manufactured at its Lordstown plant. The plant remained closed with no production until GM and the Company were able to agree on the terms of the asset purchase, which resulted in a purchase price significantly lower than the fair market value of the assets acquired. The plant was acquired in exchange for a Note Payable (refer to Note 5 below). This note was satisfied with equity at the consummation of the Business Combination.

The cost of property, plant and equipment includes the value of the note payable, along with any directly attributable costs of bringing the asset to its working condition and location for intended use, including direct acquisition costs and capitalized interest. During 2020, we recognized an additional $23.2 million of property that was exchanged for common stock as part of the Business Combination.

The Company recorded $1.0 million and $0.1 million of capitalized interest during the year ended December 31, 2020 and during the period from April 30, 2019 to December 31, 2019, respectively, as the facility assets underwent activities necessary to bring them to their intended use. Beginning April 1, 2020, activity on the facility stopped due to the shutdown caused by the COVID-19 pandemic. As these activities were no longer ongoing, interest capitalization on the Note Payable was suspended. Therefore, interest from April 1, 2020 through the date of the Business Combination was expensed as incurred. Refer to Note 5 for further details on the Related party notes payable.

During 2020, the Company received $2.4 million in connection with the sale of equipment it determined was not necessary for production. As the equipment was acquired for consideration below fair value in November 2019 as described above, the Company recorded a gain on sale of the asset for $2.3 million. Additionally, the Company purchased property from GM for $1.2 million which was recorded to CIP.

NOTE 5 — RELATED PARTY NOTES PAYABLE

On May 28, 2020, the Company entered into a Convertible Promissory Note (the “Convertible Note”) with GM that provides a financing to the Company of up to $10 million secured by the Company’s property, plant and equipment and intangible assets. Pursuant to the terms of the Convertible Note, the Company had the ability to periodically draw down on the Convertible note to meet its working capital needs. The balance of this note was converted to equity at closing of the Business Combination described in Note 1.

On November 7, 2019, the Company entered into an Asset Transfer Agreement, Operating Agreement and separate Mortgage Agreement (collectively, the “Agreements”) with GM. Pursuant to the Agreements, the Company issued GM a Note Payable in the principal amount of $20 million, secured by the property, plant and equipment described in Note 2. The Company imputed interest of 5% on the Note Payable until February 1, 2020 when the stated interest rate of 7% began per the terms of the Agreement. Interest for the years ended December 31, 2020 and 2019 totaled $1.0 million and $0.1 million, respectively, which was capitalized as part of PP&E as described in Note 4. This note was converted to equity during the Business Combination described in Note 1. The outstanding balance as of December 31, 2019 was $20.1 million.

NOTE 6 — INTANGIBLES OTHER THAN GOODWILL

Intangible assets include patents, copyrights, trade secrets, know-how, software, and all other intellectual property and proprietary rights (collectively referred to as “Licensed Technology”) connected with the electric pickup truck and other electric vehicle technology. The Licensed Technology was previously owned by Workhorse and contributed in exchange for common shares in the Company, which was valued at $11.1 million. The Company will amortize the acquired intangible when placed in use over 3 years which was the determined period of derived economic benefit.

NOTE 7 — NOTE PAYABLE

On April 17, 2020, LMC entered into a Promissory Note with The Huntington National Bank, which provides for a loan in the amount of $1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act.

During the quarter ended September 30, 2020, the Company entered into a “Placement Agency Agreement” with Maxim Group, LLC (“Maxim”). Pursuant to the terms of the agreement, the Company issued “Convertible Promissory Notes” to a series of investors for proceeds worth $37.8 million net of transaction costs. In connection with the Closing described in Note 1, the Company issued an aggregate of approximately 4 million shares of Class A Common Stock in exchange for the Convertible Promissory Notes which we reflected as a noncash transaction on the statement of cash flow.

NOTE 8 — DUE TO RELATED PARTY

In conjunction with the Operating Agreement prescribed in Note 5, the Company was required to reimburse GM for expenditures related to general plant maintenance and compliance associated with the Lordstown facility. The Company recorded expenses of $2.6 million during the period from April 30, 2019 to December 31, 2019, which is reflected in the balance sheet as of December 31, 2019 in Due to related party. We recorded expenses of $3.3 million during the year ended December 31, 2020. These amounts were converted to equity as part of the business combination. All expenses were recorded to the Selling and administrative expenses line item on the Statements of Operations. As of December 31, 2020, GM was no

longer a holder of 5% or more of our Class A common stock and therefore was no longer determined to be a related party.

NOTE 9 — STOCK-BASED COMPENSATION

Legacy LMC’s 2019 Stock Option Plan (the “2019 Plan”) provides for the grant of incentive stock options (“ISO”) or non-qualified stock options (“NQSO) to purchase Legacy LMC common stock to officers, employees, directors, and consultants of Legacy LMC.

Each Legacy LMC option from the 2019 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option under the 2020 Plan (defined below) to purchase a number of shares of common stock (each such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy LMC common stock subject to such Legacy LMC option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy LMC option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy LMC option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the exchanged options.

At the Company’s special meeting of stockholders held on October 22, 2020, the stockholders approved the 2020 Stock Incentive Plan (the “2020 Plan”). The aggregate number of additional shares authorized for issuance under the 2020 plan will not exceed 13 million. The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights, and performance units and performance shares intended to attract, retain, incentivize and reward employees, directors or consultants.

The options are time-based and vest over the defined period in each individual grant agreement. The date at which the options are exercisable is defined in each agreement. The Board establishes the exercise price of the shares subject to an option at the time of the grant, provided, however, that (i) the exercise price of an ISO and NQSO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Stock options generally have a contractual life of 10 years. Options generally become exercisable between one and three years after the date of grant and expire ten years from the date of the grant.

The Company recognizes compensation expense for the shares equal to the fair value of the option at the time of grant. The expense is recognized on a straight-line basis over the vesting period of the awards. The estimated fair value of each stock option grant was computed using the following weighted average assumptions:

	For the year ended December 31,	For the period from April 30, 2019 to December 31, 2019
	2020
Risk-free interest rate	1.59%	1.73-1.93%
Expected term (life) of options (in years)	10.0	10.0
Expected dividends	—%	—%
Expected volatility	50%	50%

The expected volatility was estimated by management based on results from public companies in the industry. The expected term of the awards granted was assumed to be the contract life of the option as determined in the specific arrangement. The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award. The expected dividends are zero as the Company has not historically paid dividends.

The activities of stock options are summarized as follows, including granted, exercised and forfeited for the period from April 30, 2019 to December 31, 2020 and for the year ended December 31, 2020:

(in thousands except for per option values and years)

				Weighted Average
		Weighted Average		Remaining
	Number of	Grant Date Fair	Weighted Average	Contractual
	Options	Value per Option	Exercise Price	Term (Years)
Outstanding, April 30, 2019	—	$—	$—	—
Granted	4,436	1.09
Exercised	—	—
Forfeited	(84)	1.09
Expired	—	—
Outstanding, December 31, 2019	4,352	$1.09	$1.79	8.9
Granted	1,021	1.08
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2020	5,373	$1.09	$1.79	9.0

Total stock-based compensation expense for the year ended December 31, 2020 and for the period from April 30, 2019 to December 31, 2019 was $2.8 million and $0.3 million, respectively. As of December 31, 2020 and 2019, unrecognized compensation expense was $2.7 million and $4.4 million, respectively, for unvested options.

NOTE 10 — CAPITAL STOCK AND EARNINGS PER SHARE

Our Charter provides for 312 million authorized shares of capital stock, consisting of (i) 300 million shares of Class A common stock and (ii) 12 million shares of preferred stock each with a par value of $0.0001. We had 168.0 million and 68.3 million shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively.

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents. For the year ended December 31, 2020 our share equivalent included 5.3 million options,1.6 million BGL Warrants, 6.6 million Public Warrants and 5.1 million Private Warrants outstanding. None of the stock options or warrants were included in the calculation of diluted EPS because we recorded a net loss for the year ended December 31, 2020 as including these instruments would be anti-dilutive.

The weighted-average number of shares outstanding for basic and diluted loss per share is as follows:

(in thousands)

		For the period
	For the year ended	from April 30, 2019 to
	December 31, 2020	December 31, 2019
Basic and diluted weighted-average shares outstanding	96,716	68,279

NOTE 11 — INCOME TAXES

The reconciliation of the statutory federal income tax with the provision for income taxes is as follows at December 31:

(in thousands except for rate)

	2020	Rate	2019	Rate
Federal tax benefit as statutory rates	$(21,117)	(21.0)%	$(2,182)	(21.0)%
Stock based compensation	192	0.2	21	0.2
Other permanent differences	32	—	1	—
Change in valuation allowance	20,893	20.8	2,160	20.8
Total tax benefit	$—	—%	$—	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided against deferred tax assets when, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets, and accordingly, a full valuation allowance has been provided on its deferred tax assets.

Components of the Company's deferred tax assets are as follows at December 31:

	2020	2019
Deferred tax assets:
Non-qualified stock options	$436	$50
Net operating losses	22,617	2,110
Total deferred tax assets	23,053	2,160
Valuation allowance	(23,053)	(2,160)
Total deferred tax assets, net of valuation allowance	$—	$—

At December 31, 2020 and 2019, respectively, the Company had $107.7 million and $10.0 million of federal net operating losses that carry forward indefinitely. No federal income taxes were paid during 2020 or 2019.

NOTE 12 — COMMITMENTS AND CONTIGENCIES

The Company is subject to various pending and threatened legal proceedings arising in the ordinary course of business. The Company records a liability for loss contingencies in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. Our provisions are based on historical experience, current information and legal advice, and they may be adjusted in the future based on new developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

On October 30, 2020, the Company, was named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California. These claims are made in connection with consideration by us of a venture with Karma regarding Karma’s development of an infotainment system for the Endurance and assert that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. Karma is seeking injunctive relief and various types of damages. The Company is continuing to evaluate the matters asserted in the lawsuit but intend to vigorously defend against these claims and believes it has strong defenses to the claims and the damages demanded. Although it is not possible to predict with certainty the ultimate outcome or cost of these matters, the Company believes they will not have a material adverse effect on our consolidated financial statements

Except as described above, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

NOTE 13 — RELATED PARTY TRANSACTIONS

On November 7, 2019, the Company entered into an Asset Transfer Agreement, inclusive of an Operating Agreement, along with a separate Mortgage Agreement (collectively, the “Agreements”) with GM. Pursuant to the Agreements, the Company issued GM a Note Payable in the principal amount of $20.0 million, secured by the real property described in Note 4. Refer to Note 5 for further details on the related party Note Payable.

On May 28, 2020, the Company entered into a Convertible Promissory Note with GM that provides a financing option to the Company of up to $10.0 million. Refer to Note 5 for further details on the Note.

In August 2020, we entered into an emissions credit agreement with GM pursuant to which, and subject to the terms of which, during the first three annual production/model years wherein we produce vehicles at least ten months out of the production/model year, the counterparty will have the option to purchase such emissions credits as well as emissions credits from any other U.S. state, country or jurisdiction generated by vehicles produced by us not otherwise required by us to comply with emissions laws and regulations at a purchase price equal to 75% of the fair market value of such credits. While we expect that our first three annual production/model years for the purpose of this agreement will be 2022, 2023 and 2024, it is possible that this agreement could extend beyond these model years if we do not achieve ten or more months of production during those annual production/model years.

As of December 31, 2020, GM was no longer a holder of 5% or more of our Class A common stock and therefore was no longer determined to be a related party.

On November 7, 2019, the Company entered into a transaction with Workhorse Group Inc., for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales. In November 2020, we pre-paid a royalty payment to Workhorse Group in the amount of $4.75 million. The upfront royalty payment represents an advance on royalties due on 1% of the gross sales price of the first 200,000 vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceeds the amount paid upfront. As of December 31, 2020, the royalties are recorded as prepaid expenses and will be amortized as a percent of each vehicle sold.

NOTE 14 — LEASE COMMITMENTS

The Company leases certain facilities. Minimum annual rental commitments at December 31, 2020 under the operating leases are as follows:

(in thousands)

Operating Leases
2021	892
2022	919
2023	942
2024	956
2025	974
Thereafter	1,003
Total minimum lease payments	$5,686

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on October 23, 2020. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2020. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our directors and executive officers, and their respective ages, are as follows as of March 1, 2021:

Name	Age	Position
Executive Officers
Stephen S. Burns	61	Chairman of the Board and Chief Executive Officer
Julio Rodriguez	62	Chief Financial Officer
Rich Schmidt	54	President
Shane Brown	49	Chief Production Officer
Caimin Flannery	77	Vice President of Business Development
Chuan D. (John) Vo	48	Vice President of Propulsion
Darren Post	61	Vice President of Engineering
Thomas V. Canepa	61	General Counsel and Corporate Secretary
Non-Employee Directors
David T. Hamamoto(3)	61	Director
Keith Feldman(1)	44	Director
Jane Reiss(1)	59	Director
Dale Spencer(2)	63	Director
Michael Gates(3)	60	Director
Mick Kowitz(2)	53	Director
Angela Strand(2)(3)	52	Director
Martin J. Rucidlo(1)	63	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Stephen S. Burns. Mr. Burns has served as our Chairman of the Board and Chief Executive Officer since October 2020. Mr. Burns is Legacy Lordstown’s founder and served as a director on its board of directors and as its Chief Executive Officer since inception. Mr. Burns is the founder and former Chief Executive Officer of Workhorse Group. Mr. Burns was appointed as Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of Workhorse Group on December 28, 2009 and left Workhorse Group in February 2019. Prior to Workhorse Group, Mr. Burns founded several start-up mobile technology services businesses.

Julio Rodriguez. Mr. Rodriguez has served as our Chief Financial Officer since October 2020. Mr. Rodriguez served as Legacy Lordstown’s Chief Financial Officer from September 2019 until October 2020. He has over 30 years of experience in financial and operational leadership roles within various industries, including the automotive industry. Most recently, he served in several executive roles for Workhorse Group from August 2013 to August 2019. Prior to Workhorse Group, Mr. Rodriguez served in executive roles with Genuine Parts Company (“GPC”), including Director Process Improvement for GPC corporate, and Vice President Finance & Corporate Secretary for Johnson Industries, a subsidiary of GPC. Prior to GPC, Mr. Rodriguez served as Director of International Finance for Federal Mogul, an OEM manufacturer of automotive systems. Mr. Rodriguez started his career in public accounting with Arthur Andersen.

Rich Schmidt. Mr. Schmidt has served as our President since November 2020. Mr. Schmidt served as Legacy Lordstown’s Chief Production Officer from October 2019 until October 2020. He has over 30 years of automotive industry expertise, including experiences at Toyota and Nissan as a Manager in the company’s Plant, Body and Plastics Engineering divisions; Hyundai as Senior Manager of Paint; Volkswagen as Senior Manager of Paint Engineering; and Tesla Motors as Director of Manufacturing, where he oversaw the company’s Paint, Plastics, and Coatings divisions, as well as general assembly, body, high pressure die cast and special projects. Mr. Schmidt has served as a Senior Automotive Consultant for the North American Fiat Chrysler Automotive Plants from July 2017 to July 2019. In that role, Mr. Schmidt provided training to manufacturing teams and worked to improve the Fiat Chrysler Automotive Plants’ quality, productivity and cost.

Shane Brown. Mr. Brown has served as our Chief Production Officer since November 2020 and previously served as the Director of Paint Operations at Legacy Lordstown since November 2019. Prior to joining the Company, Mr. Brown was Production Superintendent at New Flyer of America, Inc. from March 2018 until November 2019 and Paint Shop Engineering Section Manager at Kia Motors from June 2014 to November 2017. Mr. Brown has 28 years of experience in manufacturing in many different automotive sectors. His work history includes production, engineering, and management roles and he has been involved in many plant startups during his career, including green-field ventures at Hyundai in Montgomery, Alabama and Volkswagen in Chattanooga, Tennessee. He has led numerous production model launches with many production models achieving the highest quality ratings.

Caimin Flannery. Mr. Flannery has served as our Senior Vice President of Business Development since October 2020. Mr. Flannery served as Legacy Lordstown’s Vice President of Business Development from October 2019 until October 2020. Mr. Flannery has a long-standing working relationship with Mr. Burns and was actively involved in the acquisition of Workhorse Custom Chassis LLC from Navistar in March 2013. In addition, Mr. Flannery served as Chief Operating Officer of AMP Holding Inc. from 2014 to 2015 during the company’s transition from AMP Electric Vehicles to Workhorse Group. Mr. Flannery also has advised a number of U.S. and international firms regarding strategic initiatives and growth in the healthcare, agricultural, chemical and consumer products industries. Mr. Flannery, through Caimin Flannery & Associates, has also provided strategic advising to Workhorse Group for short periods of time in 2016 and 2017. Mr. Flannery has a well-versed appreciation for and knowledge of the extensive market potential for electric vehicle technologies, including experience and strategic relationships in international markets, particularly in the automotive and related sectors.

John Vo. Mr. Vo has served as our Vice President of Propulsion since October 2020 and is responsible for leading all battery and drive unit operations. Mr. Vo served as Legacy Lordstown’s Director of Propulsion from February 2020 until October 2020. Prior to joining the Company, Mr. Vo served as COO of Aikar Technology from January 2019 to February 2020 and CEO of Portable Power Innovations from August 2017 to December 2018. As one of the first employees of Tesla, Mr. Vo served as Director of Engineering and ultimately as Tesla’s Head of Global Manufacturing from 2011 to 2017. Mr. Vo has extensive experience in the semiconductor and aerospace industries, holding positions at Honeywell Aerospace, MiaSole and Cypress Semiconductors.

Darren Post. Mr. Post has served as our Vice President of Engineering since October 2020. Mr. Post served as Legacy Lordstown’s Chief Engineer from November 2019 until October 2020. Prior to joining the Company, Mr. Post was Chief Engineer and Vice President Engineering at Karma Automotive, a start-up OEM that designs and produces plug-in range-extended EV luxury cars, from January 2016 to November 2019, where he launched two range extended electric vehicle luxury cars successfully into the U.S. marketplace. Prior to Karma Automotive, he was Chief Executive Officer and Executive Vice President Product Development for ALTe Technologies, an electric vehicle powertrain start-up company focused on battery EV and hybrid powertrains for commercial and fleet vehicles and buses for the U.S. and Chinese markets. Mr. Post also worked 32 years at GM and Delphi Automotive in product development, manufacturing and program management leadership positions. While at GM, Mr. Post led five major new vehicle programs from concept to launch and into production.

Thomas V. Canepa. Mr. Canepa has served as our General Counsel and Corporate Secretary since October 2020. Mr. Canepa served as the Legacy Lordstown’s General Counsel and Corporate Secretary from October 2019 until October 2020, and represented it and Mr. Burns during the start-up and negotiations with GM and Workhorse Group. Mr. Canepa has served as the President of Thomas V. Canepa P.C. since January 2015 and served as an attorney with Gensburg Calandriello & Kanter, P.C. from November 2016 to June 2018. Mr. Canepa has over 30 years of experience in corporate and entity formation, corporate and real estate transactions, start-up ventures, finance, joint ventures, mergers, acquisitions and divestitures. Mr. Canepa has served as counsel to numerous clients in the fields of real estate, intellectual property and technology development, healthcare, sports, media and entertainment, energy, environment, transportation, and agriculture. Mr. Canepa served as counsel to several of Mr. Burns’ prior companies. Previously, Mr. Canepa served as General Counsel of Pitchfork Media, which was acquired by Conde Nast.

Non-Employee Directors

David T. Hamamoto. Mr. Hamamoto served as DiamondPeak’s Chairman and Chief Executive Officer since inception in November 2018 until October 2020 and continues to serve as our director. He is the Founder of Diamond Head Partners, LLC, which he established in 2017. Previously, he served as Executive Vice Chairman of Colony NorthStar (now Colony Capital, Inc. (NYSE: CLNY)), a real estate and investment management firm, from January 2017 through January 2018. The NorthStar companies, which he founded, were sold to Colony Capital in January 2017. Prior to the sale, Mr. Hamamoto was Executive Chairman of NorthStar Asset Management Group (NYSE: NSAM) (“NSAM”) since 2015, having previously served as its Chairman and Chief Executive Officer from 2014 until 2015. Mr. Hamamoto was the Chairman of the board of directors of NorthStar Realty Finance Corp. (NYSE: NRF) (“NRF”), a real estate investment trust, from 2007 to January 2017 and served as one of its directors from 2003 to January 2017. Mr. Hamamoto previously served as NRF’s Chief Executive Officer from 2004 until 2015 and President from 2004 until 2011. Mr. Hamamoto was Chairman of the board of directors of NorthStar Realty Europe Corp. from 2015 to January 2017. In 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to NorthStar Realty Finance, for which he served as Co-Chief Executive Officer until 2004. Prior to NorthStar, Mr. Hamamoto was a partner and co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. He is well qualified to serve as a director due to his experience as a public company chairman, CEO and director and due to his extensive investment and operational experience.

Keith Feldman. Mr. Feldman has served as our director since October 2020. Mr. Feldman has served as the Chief Financial Officer and a Director for DiamondHead Holdings Corp. since January 2021. Mr. Feldman served as the Chief Financial Officer and Treasurer of NorthStar Realty Europe Corp. (NYSE: NRE), a NYSE listed REIT focused on European commercial real estate properties from May 2017, through the acquisition by AXA Investment Managers- Real Assets, in September 2019. Mr. Feldman served as a managing director of Colony Capital, Inc., from January 2017 to October 2019 and served as a managing director of NorthStar Asset Management Group Inc., a predecessor company of Colony Capital, Inc. from July 2014 to January 2017, as a managing director of NorthStar Realty Finance Corp. from January 2014 to July 2014 and as a director of NorthStar Realty Finance Corp. from January 2012 to December 2013. In each of these roles, Mr. Feldman’s responsibilities included capital markets, corporate finance, and investor relations. Earlier in his career, Mr. Feldman held various financial positions at NorthStar Realty Finance Corp., Goldman Sachs, J.P. Morgan Chase and KPMG LLP. Mr. Feldman is a CFA charterholder and a CPA. He is well qualified to serve as a director due to his experience with the operations and management, financial reporting and auditing of public companies in addition to operational expertise.

Jane Reiss. Ms. Reiss has served as our director since October 2020. Ms. Reiss served as a director of Legacy Lordstown from February 2020 until October 2020. Since April 2020, Ms. Reiss has been a Partner of the Brunswick Group, a communications consulting firm, and the Managing Partner North America for MerchantCantos, a subsidiary of the Brunswick Group. Ms. Reiss is a leading member of New York City’s advertising and marketing industry. Recently, Ms. Reiss served as Chief Marketing Officer and Chief Brand Experience Officer of Grey, one of the world’s largest global advertising networks. Prior to joining Grey, Ms. Reiss worked with a variety of international companies while serving as the Chief Marketing Officer of NYC & Company, the official marketing, tourism and partnership organization for the City of New York under the leadership of Mayor Mike Bloomberg. Before joining NYC & Company, Ms. Reiss served as Managing Director & Partner at Margeotes Fertitta, where she specialized in leading retail-driven businesses. Ms. Reiss is well qualified to serve as a director due to her extensive marketing experience and varied experience in the public and private sector.

Dale Spencer. Mr. Spencer has served as our director since October 2020. Mr. Spencer served as a director of Legacy Lordstown from February 2020 until October 2020. Mr. Spencer is the former Vice President of Automotive Maintenance and Engineering at United Parcel Service (“UPS”). As Vice President, Mr. Spencer led one of the largest and most dynamic fleets in North America with responsibilities for fleet duty cycles, maintenance and innovation. Mr. Spencer formerly served as a technical advisor on the board of directors of the North American Council for Freight Efficiency. He also serves as a consultant with multiple companies throughout the automotive industry. Mr. Spencer is well qualified to serve as a director due to his extensive experience with fleet operators and consulting experience through the automotive industry.

Michael Gates. Mr. Gates has served as our director since October 2020. Mr. Gates has served as the founder and owner of Gridiron Development, a real estate construction and development firm in Mason, Ohio, since January 1994. Mr. Gates also previously founded and served as President of Broome Paving from January 1988 to January 1998, and as V.P. of Sales of Performance Site from January 1998 to January 2004. Mr. Gates is well qualified to serve as a director due to his experience founding, building and managing businesses in real estate, construction and development.

Mick Kowitz. Mr. Kowitz has served as our director since October 2020. Mr. Kowitz has served as the President and Chief Executive Officer of ClinMunications LLC, a leading artificial intelligence communications provider serving the largest hospitals, since November 2017. Prior to that, Mr. Kowitz was the Chief Technology Officer and a director of ClinGenuity LLC, a company that developed automation solutions for clinical trial reporting. Mr. Kowtiz has over 30 years of experience in software development and innovation of new technologies related to artificial intelligence, speech recognition, natural language processing and engineering experience. Mr. Kowitz has served as a board of director on several companies and has founded and co-founded several companies that were successfully sold to private equity groups or become public companies for over $500.0 million. Mr. Kowitz is well qualified to serve as a director due to his experience in software development and innovation of new technologies.

Angela Strand. Ms. Strand has served as our director since October 2020. From March 2016 to March 2020, Ms. Strand served as a director of Integrity Applications (“Integrity”). During her time at Integrity, Ms. Strand served as Vice Chairperson of the board of directors, as chairperson of the nominating and corporate governance and compensation committees and as a member of the audit committee. Ms. Strand was a founder and senior executive of Chanje, a joint venture between Smith Electric Vehicles and FDG Electric Vehicles Ltd. (HK: 729HK) from 2016 to 2017, and a founder of In-Charge, an electric vehicle infrastructure solutions provider. Ms. Strand is also a named inventor with seven issued patents. From 2017 to 2018, Ms. Strand served as Vice President of Workhorse Group Inc.; from 2011 to 2015, Ms. Strand served as the chief marketing officer and head of business development and government affairs for Smith Electric Vehicles. Ms. Strand has also served in various executive roles at medical device, biotech and digital health firms including Proteus Digital Health (acquired by Otsuka Pharmaceutical); Aerogen (acquired by Nektar Therapeutics,

NASDAQ: NKTR), Novacept (acquired by Cytyc, NASDAQ: CYTC, now NASDAQ: HOLX) and FemRx (acquired by Johnson & Johnson, NYSE: JNJ). Currently, Ms. Strand is an advisor for various companies and serves as the Founder/Managing Director of Strand Strategy. She is well qualified to serve as a director due to her board experience and her experience in the electric vehicle industry.

Martin J. Rucidlo. Mr. Rucidlo has served as our director since October 2020. Mr. Rucidlo has served as Xerion Advanced Battery Corp.’s (“Xerion”) EVP of Operations since December 2017. Prior to joining Xerion, Mr. Rucidlo worked at Workhorse Group Inc. from 2010 to 2017, serving as VP of Manufacturing and later, as President. Mr. Rucidlo also has extensive experience in technical sales and marketing management. From 1996 to 2010, Mr. Rucidlo has worked in sales and marketing management at the vice president or director level for start-ups and mid-sized corporations. He is well qualified to serve as a director due to his experience in manufacturing, including in the automotive industry.

Audit Committee; Financial Expert

Our audit committee consists of Keith Feldman, Jane Reiss and Martin Rucidlo. The board of directors has determined that each of the members of the audit committee satisfies the independence requirements under the listing rules adopted by the Nasdaq Stock Market LLC (the “Nasdaq Listing Rules”) and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at such determination, the board of directors examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Keith Feldman serves as the chair of the audit committee. The board of directors determined that Keith Feldman qualifies as an audit committee financial expert within the meaning of SEC regulations and that all members meet the financial sophistication requirements of the Nasdaq Listing Rules.

Procedures for Director Nominations Submitted by Our Stockholders

We have adopted procedures relating to director candidates recommended by our stockholders. The nominating and corporate governance committee of our board of directors will consider nominees for election to our board of directors properly submitted by stockholders in accordance with our Bylaws and Corporate Governance Guidelines, and with the charter of the nominating and corporate governance committee. The nominating and corporate governance committee will give appropriate consideration to candidates for board membership proposed by our stockholders and will evaluate such candidates in the same manner as other candidates identified by or submitted to the nominating and corporate governance committee. To recommend a prospective nominee for the nominating and corporate governance committee’s consideration, submit the candidate’s name and qualifications to our Corporate Secretary in writing to the following address: Lordstown Motors Corp., Attention: Nominating and Corporate Governance Committee, 2300 Hallock Young Road, Lordstown, Ohio 44481.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our employees, executive officers and directors. The Code of Conduct is available on the investor relations portion of our website at www.lordstownmotors.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based solely on review of the copies of such forms filed electronically with the SEC, or written representations from such persons that no additional reports were required, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except that a Form 4 filed by Mr. Schmidt was late in reporting sales of Class A common stock during one trading day and a Form 4 filed by Mr. Vo was late in reporting sales of Class A common stock over three consecutive trading days, in each case, due to an administrative error.

Item 11. Executive Compensation

This section provides an overview of our executive compensation programs, which reflect pre- Business Combination Legacy Lordstown programs and changes made in recognition of our public company status and growth trajectory following the Business Combination, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

For the year ended December 31, 2020, our named executive officers (“Named Executive Officers” or “NEOs”) were:

●	Stephen S. Burns, Chief Executive Officer;
●	Phil Richard Schmidt, President; and
●	Thomas V. Canepa, General Counsel & Corporate Secretary

Our compensation and benefits programs for 2020 were designed to attract, retain, incentivize and reward deeply talented and qualified executives who share its philosophy and desire to work towards achieving common goals as a start-up company and through our rapid growth following the Business Combination. In 2021, we expect to continue to develop an executive compensation program that is designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward individuals who contribute to our long-term success. Decisions on the executive compensation program are made by the compensation committee.

We believe our compensation program should promote our success and align executive incentives with the long-term interests of our stockholders. Our 2020 compensation programs reflected our startup origins and consisted primarily of base salary and stock option awards. As our needs evolve, we intend to continue to evaluate our philosophy and modify our compensation and benefits programs as necessary to continue to achieve our goals.

Our board of directors determined the compensation for the NEOs reported below.

Summary Compensation Table

The following table sets forth information concerning the compensation of the Named Executive Officers for the year ended December 31, 2020 and, in the case of Mr. Burns, for the period from April 30, 2019 to December 31, 2019.

HIDDEN_ROW
Name and Principal Position	Year	Salary ($)	Option Awards(1)	Total ($)
Stephen S. Burns
Chief Executive Officer	2020	269,266	—	269,266
	2019	99,113	—	99,113
Phil Richard Schmidt
President	2020	324,265	88,040	412,305
Thomas V. Canepa
General Counsel & Corporate Secretary	2020	292,345	88,040	380,385
(1)	The amounts in this column represent the aggregate grant-date fair value of awards granted to each Named Executive Officer, computed in accordance with FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table

For 2020, the compensation program for the Named Executive Officers consisted of base salary and long-term incentive compensation delivered in the form of stock option awards.

Base Salary

Base salary for each of the NEOs was determined at the time they entered into their employment agreements. Salaries were set at a level commensurate with the NEO’s duties and authorities, contributions, prior experience and sustained performance, and also accounted for the fact that as a start-up with limited funds, a significant portion of total compensation would initially be in the form of stock options for NEOs, other than Mr. Burns. In August 2020 and September 2020, respectively, each of Mr. Schmidt’s and Mr. Canepa’s salary was increased to $350,000. On December 31, 2020, the compensation committee approved a further increase of Mr. Schmidt’s and Mr. Canepa’s salary to $400,000 and an increase in Mr. Burns’ salary to $500,000.

Cash Bonus

There were no arrangements with the NEOs providing for annual cash bonus awards, and none of the NEOs received cash bonuses in 2020.

Stock Option Awards

Legacy Lordstown Options were granted to the NEOs under the Lordstown Motors Corp. 2019 Incentive Compensation Plan (the “2019 Plan”). In 2020, Mr. Burns did not receive an option award due to his significant equity ownership as founder of Legacy Lordstown. In February 2020, each of Messrs. Schmidt and Canepa were granted Legacy Lordstown Options under the 2019 Plan that were exchanged for Exchanged Options for 81,386 shares of Class A common stock and vest as follows: 34% vested upon grant, 33% vested on November 1, 2020 and 33% will vest on November 1, 2021, and such options will also vest in full upon a change in control.

Each Exchanged Option continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding Legacy Lordstown Option immediately prior to the Effective Time. The conditions and terms agreed to in consideration of an option award include non-competition and non-solicitation covenants that last until the second anniversary of the date the NEO no longer owns any options or shares.

Lordstown 2019 Incentive Compensation Plan

The 2019 Plan, which was approved by Legacy Lordstown’s board of directors on September 1, 2019 and amended on February 14, 2020, and any equity-based awards granted thereunder, were administered by Legacy Lordstown’s board of directors.

The 2019 Plan provided for the grant of incentive stock options, which qualify for favorable tax treatment to recipients under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and nonqualified stock options. Such awards could be granted to Legacy Lordstown’s employees, directors and consultants. Options under the 2019 Plan were granted at a price not less than the fair market value on the date of grant and generally become exercisable between the date of grant and two years after the date of grant. Options generally expire 10 years from the date of grant. The board of directors had the power to amend, suspend or terminate the 2019 Plan at any time. No new awards will be granted under the 2019 Plan.

Benefits and Perquisites

The Named Executive Officers have been provided benefits on the same basis as all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; short- and long-term disability insurance; a health savings account; and a tax- qualified Section 40l(k) plan for which only a safe harbor matching contribution is provided. We do not maintain any executive-specific benefit or perquisite programs.

Agreements with the Company’s Named Executive Officers and Potential Payments upon Termination or Change of Control

Legacy Lordstown entered into employment agreements with its Named Executive Officers. Details of the employment agreements are outlined below.

Agreement with Stephen S. Burns

On November 1, 2019, Stephen S. Burns entered into an employment agreement with Legacy Lordstown to serve as Chief Executive Officer, which agreement remains in effect. Mr. Burns’ employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Burns’ base salary was set at $250,000. Under Mr. Burns’ employment agreement, if his employment is terminated by us without “cause” or by Mr. Burns for “good reason” during the period commencing on or after the date that we enter into a definitive agreement that results in a change of control (provided that the change of control actually occurs) and ending on the date which is 12 months following the change of control, Mr. Burns is entitled to receive, subject to his execution and non-revocation of a general release of claims, an amount equal to 12 months of base salary, any actual bonus earned but unpaid as of the date of termination, a prorated target bonus for the year of termination, accelerated vesting of all outstanding and unvested equity awards and 12 months of continued health insurance coverage. If Mr. Burns’ employment is terminated by us other than for cause in the absence of a change in control, he will receive, subject to his execution and non- revocation of a general release of claims, his base salary for a period of six months. Pursuant to his employment agreement, Mr. Burns is also subject to certain restrictive covenants, including (i) perpetual confidentiality and non-disparagement covenants, (ii) an assignment of inventions covenant and (iii) non- competition and customer and employee non-solicitation covenants during and for the two-year period following any termination of employment.

Agreement with Thomas V. Canepa

On October 1, 2019, Thomas V. Canepa entered into an employment agreement with Legacy Lordstown to serve as General Counsel, which agreement remains in effect as amended as described below. Mr. Canepa’s employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Canepa’s initial base salary was set at $250,000 per year. Under his employment agreement, Mr. Canepa received Legacy Lordstown Options pursuant to the 2019 Plan for 1% of outstanding Legacy Lordstown common stock on a fully diluted basis, and was entitled to receive additional Legacy Lordstown Options to enable him to maintain that percentage upon certain subsequent capital raises by us (the “Anti-Dilution Provision”). Mr. Canepa’s employment agreement also provided him the right to participate in any deferred cash bonus plan established by us to reflect the increase in the fair market value of Legacy Lordstown common stock between the date of the issuance of

Mr. Canepa’s initial Legacy Lordstown Options and the date that any such additional Legacy Lordstown Options were granted to Mr. Canepa (the “Deferred Cash Bonus Provision”).

On July 31, 2020, in connection with the Business Combination, Mr. Canepa’s employment agreement was amended. Such amendment terminated the Anti-Dilution Provision and the Deferred Cash Bonus Provision on the day immediately preceding the date of the Business Combination, and provided that Mr. Canepa is not entitled to receive or be issued any stock options or deferred cash bonus awards pursuant to the Anti-Dilution Provision and the Deferred Cash Bonus Provision, respectively. Under Mr. Canepa’s employment agreement, if his employment is terminated by us without “cause” or by Mr. Canepa for “good reason” during the period commencing on or after the date that we enter into a definitive agreement that results in a change of control (provided that the change of control actually occurs) and ending on the date which is 12 months following the change of control, Mr. Canepa is entitled to receive, subject to his execution and non-revocation of a general release of claims, an amount equal to 12 months of base salary, any actual bonus earned but unpaid as of the date of termination, a prorated target bonus for the year of termination, accelerated vesting of all outstanding and unvested equity awards and 12 months of continued health insurance coverage. If Canepa’s employment is terminated by us other than for cause in the absence of a change in control, he will receive, subject to his execution and non-revocation of a general release of claims, his base salary for a period of six months. Pursuant to his employment agreement, Mr. Canepa is also subject to certain restrictive covenants, including (i) perpetual confidentiality and non-disparagement covenants, (ii) an assignment of inventions covenant and (iii) non-competition and customer and employee non-solicitation covenants during and for the two-year period following any termination of employment.

Agreement with Rich Schmidt

On October 1, 2019, Rich Schmidt entered into an employment agreement with Legacy Lordstown to serve as Chief Production Officer, which agreement remains in effect as amended as described below. Mr. Schmidt’s employment will continue until terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Schmidt’s initial base salary was set at $250,000 per year. Under his employment agreement, Mr. Schmidt received Legacy Lordstown Options pursuant to the 2019 Plan for 1% of outstanding Legacy Lordstown common stock on a fully diluted basis, and his agreement had an Anti-Dilution Provision and a Deferred Cash Bonus Provision.

On July 31, 2020, in connection with the Business Combination, Mr. Schmidt’s employment agreement was amended. Such amendment terminated the Anti-Dilution Provision and the Deferred Cash Bonus Provision on the day immediately preceding the date of the Business Combination, and provided that Mr. Schmidt is not entitled to receive or be issued any stock options or deferred cash bonus awards pursuant to the Anti-Dilution Provision and the Deferred Cash Bonus Provision, respectively.

Under Mr. Schmidt’s employment agreement, if his employment is terminated by us without “cause” or by Mr. Schmidt for “good reason” during the period commencing on or after the date that we enter into a definitive agreement that results in a change of control (provided that the change of control actually occurs) and ending on the date which is 12 months following the change of control, Mr. Schmidt is entitled to receive, subject to his execution and non-revocation of a general release of claims, an amount equal to 12 months of base salary, any actual bonus earned but unpaid as of the date of termination, a prorated target bonus for the year of termination, accelerated vesting of all outstanding and unvested equity awards and 12 months of continued health insurance coverage. If Mr. Schmidt’s employment is terminated by us other than for cause in the absence of a change in control, he will receive, subject to his execution and non-revocation of a general release of claims, his base salary for a period of six months. Pursuant to his employment agreement, Mr. Schmidt is also subject to certain restrictive covenants, including (i) perpetual confidentiality and non-disparagement covenants, (ii) an assignment of inventions covenant and (iii) non-competition and customer and employee non-solicitation covenants during and for the two-year period following any termination of employment.

Retirement Benefits

The Company provides a tax-qualified Section 401(k) plan for all employees, including the NEOs. The Section 401(k) plan provides for safe harbor matching contributions for participants’ elective contributions to the 401(k) plan and for discretionary profit-sharing contributions to participants who satisfy the eligibility requirements under the Section 401(k) plan. The Company does not provide to employees, including its NEOs, any other retirement benefits, including, but not limited to, tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.

Outstanding Equity Awards at 2020 Year End

The following table presents information regarding outstanding equity awards held by the Named Executive Officers as of December 31, 2020.

	Option Awards
			Number of	Number of
			Securities	Securities
			Underlying	Underlying
			Unexercised	Unexercised	Option	Option
	Grant		Options	Options	Exercise	Expiration
Name	Date		Exercisable (#)	Unexercisable (#)	Price ($)	Date
Stephen S. Burns	—		—	—	—	—
Phil Richard Schmidt	11/1/19	(1)	470,254	232,449	$1.79	10/31/29
	2/14/20	(1)	54,528	26,858	$1.79	2/13/30
Thomas V. Canepa	11/1/19	(1)	470,254	232,449	$1.79	10/31/29
	2/14/20	(1)	54,528	26,858	$1.79	2/13/30
(1)	34% of the options vested upon grant, 33% vested November 1, 2020 and 33% vest on November 1, 2021, in each case, subject to the NEO’s continued employment through such vesting date.
(2)	Each option originally covered shares of Legacy Lordstown common stock, and in connection with the Business Combination, was converted into an Exchanged Option on the same terms applicable to the option immediately prior to being converted, as described in more detail above under “Narrative Disclosure to Summary Compensation Table — Stock Option Awards.”

Equity Compensation

Our board of directors and stockholders approved our 2020 Plan and it became effective in October 2020. The 2020 Plan is designed to attract, retain, incentivize and reward employees, directors or consultants and align the interests of the 2020 Plan participants with those of our stockholders. No additional awards have been or will be granted under the 2019 Plan following the effective date of the 2020 Plan. The 2020 Plan has the following principal features:

●	Types of Awards. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights and performance units and performance shares that may be settled in cash, stock or other property. All of our directors, employees and consultants are eligible to receive awards under the 2020 Plan.
●	Shares Available for Awards. Initially, the aggregate number of shares of Class A common stock that may be issued under the 2020 Plan (the “Share Reserve”) will not exceed the sum of (i) 13,000,000 shares and (ii) the 5,373,359 shares underlying the Exchanged Options. Shares subject to awards under the 2020 Plan that expire or become unexercisable without having been exercised in full or are forfeited or repurchased due to failure to vest or be earned will be available for future grant under the 2020 Plan. Shares that are actually issued under the 2020 Plan, used to pay the exercise price of an award or used to satisfy tax withholding obligations will not become available for future grant under the 2020 Plan. In addition, shares repurchased with the proceeds from the exercise of any options may not be reissued under the 2020 Plan. To the extent an award under the

2020 Plan is paid in cash rather than shares, such cash payment will not reduce the number of shares available for issuance under the 2020 Plan. Any shares in connection with awards that are assumed, converted or substituted pursuant to a merger, acquisition or similar transaction will not reduce the number of shares available for issuance under the 2020 Plan.
●	Non-Employee Director Compensation Limit. The maximum number of shares of Class A common stock subject to awards granted during a single fiscal year to any non-employee director, taken together with any cash fees paid by us to such non-employee director during such fiscal year for service on our board of directors, will not exceed $750,000 in total value (calculating the value of any such awards based on the grant date fair market value of such awards for financial reporting purposes).
●	Performance Awards. The 2020 Plan allows us to grant performance units and performance stock awards. The plan administrator can structure such awards so that stock, cash or other awards will be issued or paid pursuant to such award only after the achievement of certain performance goals during a designated performance period.

Director Compensation

In February 2020, in consideration of their service on the Legacy Lordstown board of directors, Jane Reiss and Dale Spencer were each granted Legacy Lordstown Options under the 2019 Plan that vest as follows: 20% of the outstanding stock options were vested upon grant, and 40% vest on each of February 14, 2021 and February 14, 2022. Such options were converted into 139,704 Exchanged Options at the Closing.

	Stock
Name	Awards ($)(1)		Total ($)
Jane Reiss	150,880	(2)	150,880
Dale Spencer	150,880	(2)	150,880
(1)	The amounts in this column represent the aggregate grant-date fair value of awards granted to each director computed in accordance with FASB ASC Topic 718.
(2)	Represents 139,704 stock options, all of which were outstanding as of December 31, 2020.

Except as described above, none of our directors received compensation from us for serving as directors in 2020. Beginning in 2021, non-employee directors receive a combination of cash and equity compensation. The cash compensation consists of:

●	Annual Cash Retainer: $50,000
●	Committee Chairperson Annual Cash Retainer:
●	Audit Committee: $15,000
●	Compensation Committee: $12,000
●	Nominating & Corporate Governance Committee: $10,000
●	Committee Member Annual Cash Retainer:
●	Audit Committee: $10,000
●	Compensation Committee: $6,500
●	Nominating & Corporate Governance Committee: $5,000

Directors also receive an annual grant of restricted stock units (“RSUs”) under the 2020 Plan having a value of $165,000 on the grant date based on the closing market price of the Class A common stock on such date. The RSUs vest on the first anniversary of the grant date.

The annual grant was made on February 5, 2021 for 6,164 RSUs and on such date, the non- employee directors also received an initial grant of 6,164 RSUs (also based on a value of $165,000) in respect of their earlier service on the Board. The initial RSU grant vests over a three-year period in equal installments on each anniversary of the grant date.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has ever been our executive officer or employee.

None of our executive officers currently serve, or have served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serve as a member of such entity's the board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known by us regarding the beneficial ownership of the Class A common stock as of March 1, 2021, by:

•	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of Class A common stock;
•	each of our current Named Executive Officers and directors; and
•	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and Warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on 176,579,376 shares of Class A common stock issued and outstanding as of March 1, 2021. Unless otherwise noted, the address for each beneficial owner listed below is c/o Lordstown Motors Corp., 2300 Hallock Young Road, Lordstown, Ohio 44481.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock Beneficially Owned	Percent of Class A Common Stock Outstanding
Directors and Executive Officers
Stephen S. Burns(1) . . . . . . . . . . . . . . . . . . . . . . .	46,351,745	26.25%
Thomas V. Canepa(2) . . . . . . . . . . . . . . . . . . . . .	538,752	*
David T. Hamamoto(3) . . . . . . . . . . . . . . . . . . . . .	4,229,135	2.37%
Jane Reiss(4) . . . . . . . . . . . . . . . . . . . . . . . . . . . .	83,822	*
Dale Spencer(4) . . . . . . . . . . . . . . . . . . . . . . . . . .	83,822	*
Keith Feldman(5) . . . . . . . . . . . . . . . . . . . . . . . . .	234,645	*
Michael Gates . . . . . . . . . . . . . . . . . . . . . . . . . . .	10,101	*
Mick Kowitz . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10,060	*
Phil Richard Schmidt(6) . . . . . . . . . . . . . . . . . . . .	334,148	*
Angela Strand . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	*
Martin J. Rucidlo . . . . . . . . . . . . . . . . . . . . . . . . .	12,535	*
All Directors and Executive Officers, as a group (16 individuals)(7) . . . . . .	53,112,106	29.71%
Five Percent Holders
Workhorse Group Inc.(8) . . . . . . . . . . . . . . . . . . .	16,478,402	9.33%
FMR LLC(9) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10,433,286	5.91%

*	Represents beneficial ownership of less than 1%.
(1)	Stephen S. Burns beneficially owns 46,351,745 shares of Class A common stock. 13,906,553 shares are held in a grantor- retained annuity trust of which Mr. Burns is trustee and sole annuitant.
(2)	Includes 524,782 shares of Class A common stock underlying options that are exercisable within 60 days.
(3)	Includes 800,913 shares of Class A common stock and 608,779 shares of Class A common stock underlying Private Placement Warrants held by Diamond Head Partners LLC (“Diamond Head Partners”), and 1,601,826 shares of Class A common stock and 1,217,597 shares of Class A common stock underlying Private Placement Warrants held by the David T. Hamamoto GRAT 2019 — SPAC (the “GRAT”), which is a grantor-retained annuity trust. Mr. Hamamoto is the sole managing member of Diamond Head Partners and the trustee and sole annuitant of the GRAT.
(4)	Reflects shares of Class A common stock underlying options that are exercisable within 60 days.
(5)	Includes 91,613 shares of Class A common stock underlying Private Placement Warrants.
(6)	Includes 324,782 shares of Class A common stock underlying options that are exercisable within 60 days.
(7)	Includes 2,205,752 shares of Class A common stock underlying options that are exercisable within 60 days and 1,918,009 shares of Class A common stock underlying Warrants.
(8)	The principal business address of Workhorse Group is 100 Commerce Drive, Loveland, Ohio 45140.
(9)	Information is from a Schedule 13G filed on February 8, 2021. Fidelity Management & Research Company carries out the voting of the reported shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. FMR LLC is managed by direct or indirect subsidiaries of FMR LLC (collectively, “Fidelity”). Abigail P. Johnson is a Director, the Chairman, the Chief Executive Officer and the President of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. FMR LLC is an affiliate of registered broker-dealers. The primary business address of these entities is 245 Summer Street, Boston, Massachusetts 02210.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information for our 2020 Plan as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, Warrants and rights	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	5,373,359	$1.79	13,000,000
Total	5,373,359	-	13,000,000

(1)	Outstanding awards are options that were initially issued under the 2019 Plan and were exchanged for options under the 2020 Plan at the Closing of the Business Combination. The shares remaining available for issuance may be issued in the form of stock options, restricted stock units or other stock awards under the 2020 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

PIPE Investment

In connection with our entry into the Business Combination Agreement, we entered into separate Subscription Agreements, each dated as of August 1, 2020, with the PIPE Investors, pursuant to which, among other things, we agreed to issue and sell in a private placement up to an aggregate of 50,000,000 shares of Class A common stock to the PIPE Investors, for a purchase price of $10.00 per share, and aggregate consideration of up to $500.0 million. The proceeds from the PIPE Investment will be used to provide us with additional capital.

The applicable purchase price under the Subscription Agreements was payable in cash with respect to each of the PIPE Investors except that the $75.0 million purchase price payable by GM consisted of certain in-kind consideration and a cash payment in an amount equal to the difference between the purchase price applicable GM and the value of such in-kind consideration. Other than the foregoing, the terms of the Subscription Agreement entered into with GM are substantially identical to the terms of other Subscription Agreements.

In exchange for the shares of Class A common stock, GM provided approximately $24.7 million in permits associated with the Lordstown Complex, as well as settlement of the GM Deferred Purchase Price Obligation (as defined below), the approximately $5.9 million due to GM for reimbursable operating costs pursuant to the terms of the Operating Agreement and the outstanding amount of approximately $5.0 million drawn on the

GM Convertible Note (as defined below) including accrued and unpaid interest, and the remaining contribution in cash. The financing provided under the GM Convertible Note was terminated.

The fund affiliated with our anchor investor purchased 1,000,000 shares of Class A common stock for an aggregate purchase price of $10.0 million. Fidelity, a beneficial holder of more than 5% of our outstanding Class A common stock, purchased an aggregate of 11,012,516 shares of Class A common stock for an aggregate purchase price of approximately $110.1 million.

Pursuant to the Subscription Agreements, we filed with the SEC (at our sole cost and expense) a registration statement (the “Resale Registration Statement”) registering the resale of the shares of Class A common stock issued thereunder, which became effective on December 4, 2020.

Registration Rights and Lock-up Agreements

Prior Registration Rights Agreement

Pursuant to a registration rights agreement entered into on February 27, 2019, the holders of Class B common stock and Private Placement Warrants (and any shares of Class A common stock issuable upon conversion of the Class B common stock and exercise of such Warrants) were entitled to registration rights requiring us to register such securities for resale. The holders of the majority of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Closing and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We were to bear the expenses incurred in connection with the filing of any such registration statements.

Amended and Restated Registration Rights and Lock-up Agreement

Effective as of the Closing, we entered into the Registration Rights and Lock-up Agreement with the Sponsor, the anchor investor, GM, Stephen S. Burns, Workhorse Group and BGL, pursuant to which we had certain obligations to file a registration statement registering the resale of the Class A common stock (including shares issuable upon future exercise of the Private Placement Warrants or the BGL Warrants) and the Private Placement Warrants held by the parties (the “Registrable Securities”). The Registration Rights and Lock-up Agreement amends, restates and replaces the registration rights agreement entered into on February 27, 2019 described above.

Pursuant to the Registration Rights and Lock-up Agreement, we filed the Resale Registration Statement. We are obligated to facilitate or participate in no more than two underwritten offerings for any holder of Registrable Securities (and no more than four underwritten offerings for all such holders in the aggregate), provided the reasonably expected aggregate gross proceeds from each such underwritten offering must be at least $75.0 million.

In addition, the Registration Rights and Lock-up Agreement also provides the holders of Registrable Securities with “piggy-back” registration rights, subject to certain requirements and customary conditions. We will bear the expenses incurred in connection with the filing of any such registration statements.

The Registration Rights and Lock-up Agreement provides that certain of our securities held by certain of the parties (including their permitted transferees) are locked-up as follows:

●	any shares of Class A common stock held by the Sponsor will be locked-up until October 23, 2021, except that the Sponsor may transfer shares of Class A common stock owned by it prior to such date if the volume weighted average share price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and similar transactions) for at least 20 out of 30 consecutive trading days and such 30 consecutive trading days fall after March 22, 2021;

●	any shares of Class A common stock held by GM, Workhorse Group and BGL will be locked-up until April 23, 2021; and
●	any shares of Class A common stock held by Stephen S. Burns will be locked-up until October 23, 2021, and 50% of such shares will remain locked-up until October 23, 2022.

In addition, Stephen S. Burns agreed not to transfer any shares of Class A common stock held by him if, immediately following such transfer, the shares owned by him would be fewer than the number of shares that would be required to satisfy any outstanding indemnification claim made by us pursuant to the Business Combination Agreement.

The lock-up restrictions provided in the Registration Rights and Lock-up Agreement do not apply to the anchor investor, which remains subject to the lockup provisions set forth in the Subscription Agreements entered into by it in connection with its acquisition of the Class B common stock and Private Placement Warrants described below.

Indemnification Agreements

We entered into separate indemnification agreements with our directors and officers, in addition to the indemnification provided for in the Charter and the Bylaws. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or as a director or officer of any other company or enterprise to which the person provides services at our request. We believe that these Charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

DiamondPeak Related Party Transactions

Founder Shares of DiamondPeak Class B Common Stock

In November 2018, the Sponsor acquired 7,187,500 shares of Class B common stock for an aggregate purchase price of $25,000. Prior to the initial investment by the Sponsor, we had no assets, tangible or intangible. In February 2019, the Sponsor forfeited 812,500 shares of Class B common stock and the anchor investor purchased 812,500 shares of Class B common stock for an aggregate purchase price of approximately $3,000, or approximately $0.003 per share. As a result of the underwriters’ election to partially exercise their over-allotment option in connection with the Initial Public Offering, 187,500 shares of Class B common stock were forfeited.

Each of Judith A. Hannaway, Steven R. Hash and Andrew C. Richardson, who served as our independent directors prior to the Closing, received upon completion of the Business Combination 88,357 shares of Class B common stock from the Sponsor, which shares converted into 88,357 shares of Class A common stock.

The shares of Class B common stock were identical to the shares of Class A common stock, except that the shares of Class B common stock automatically converted into shares of Class A common stock at the Closing and were subject to certain transfer restrictions.

The anchor investor’s agreement under its Subscription Agreements remains in effect, pursuant to which the anchor investor agreed that its shares of Class A common stock are not transferable or assignable (i) until the earlier of: (A) October 23, 2021 or (B) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property or (ii) until the volume weighted average share price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and similar transactions) for at least 20 out of 30 consecutive trading days and such 30 consecutive trading days fall after March 22, 2021.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the anchor investor purchased an aggregate of 4,666,667 Private Placement Warrants at a price of $1.50 per Warrant, for an aggregate purchase price of $7.0 million. On March 18, 2019, in connection with the underwriters’ election to partially exercise their over-allotment option, we sold an additional 400,000 Private Placement Warrants to the Sponsor and the anchor investor, at a price of $1.50 per Warrant, generating additional gross proceeds of $600,000. Among the Private Placement Warrants, 4,460,000 Warrants were purchased by the Sponsor and 606,667 Warrants were purchased by the anchor investor. Each Private Placement Warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share.

The Private Placement Warrants are exercisable on a cashless basis and are non-redeemable for cash so long as they are held by the Sponsor, anchor investor or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, anchor investor or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as were the Public Warrants.

Related Party Loans Related to Initial Public Offering

The Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses related to the Initial Public Offering. This loan was non-interest bearing and unsecured and was payable on the earlier of March 31, 2019 or the completion of the Initial Public Offering. The borrowings outstanding under such loan of $223,470 were repaid upon the consummation of the Initial Public Offering on March 4, 2019.

Administrative Support Agreement

We agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support until the agreement terminated at completion of the Business Combination. For the year ended December 31, 2019, we incurred $100,000 in fees for these services. For the six months ended September 30, 2020 and 2019, we incurred $90,000 and $70,000, respectively, in fees for these services. As of September 30, 2020 and December 31, 2019, all such fees were paid and no such fees were included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Other Transactions and Relationships

David T. Hamamoto, who served as our Chairman and Chief Executive Officer until October 23, 2020 and remains our director, purchased $10.0 million of Units in the Initial Public Offering.

The anchor investor purchased $32.5 million of Units in the Initial Public Offering and agreed that if it did not own 3,250,000 shares of Class A common stock at the time of any stockholder vote with respect to an initial business combination or the business day immediately prior to the consummation of our initial business combination, it would transfer to the Sponsor a portion of the 812,500 shares of Class B common stock it purchased prior to the Initial Public Offering on a pro rata basis, provided that the anchor investor’s remaining number of shares of Class B common stock would not be less than 203,125. No such shares were transferred by the anchor investor.

Legacy Lordstown’s Relationships and Related Party Transactions

Stockholder Support Agreements

In connection with the execution of the Business Combination Agreement, Legacy Lordstown stockholders holding approximately 95% of the Legacy Lordstown common stock issued and outstanding as of such date, including Stephen S. Burns and other Legacy Lordstown directors and executive officers, entered into separate Support Agreements and provided written consents, each dated August 1, 2020, pursuant to which each of such stockholders agreed, among other things, to (i) vote all of the shares of Legacy Lordstown common stock held by them to adopt the Business Combination Agreement and approve any other matters necessary for the Closing, (ii) subject to certain exceptions, refrain from transferring any of the shares of Legacy Lordstown common stock held by them before the Closing and (iii) waive any appraisal rights and rights to dissent (including under Section 262 of the DGCL) with respect to the Business Combination.

GM Agreements

On November 7, 2019, we entered into the GM Property Agreements providing for our acquisition of and the continued operation of the Lordstown Complex. The purchase price for the property was $20.0 million, plus interest accruing beginning on February 1, 2020 at a rate of 7.0% per year (the “GM Deferred Purchase Price Obligation”). The terms of the Operating Agreement provided that all expenses associated with the real property were to be paid by GM from November 2019 through February 2020 and subsequently reimbursed by us. We satisfied the GM Deferred Purchase Price Obligation and the expenses owed under the Operating Agreement in exchange for equity pursuant to the GM Subscription Agreement at the Closing.

On May 28, 2020, we executed a convertible promissory note in favor of GM that provided additional financing to us of up to $10.0 million (the “GM Convertible Note”). We satisfied all amounts outstanding under the GM Convertible Note in exchange for equity pursuant to the GM Subscription Agreement at the Closing.

On August 1, 2020, we entered into the GM Subscription Agreement as part of the PIPE Investment pursuant to which GM purchased, at the Closing, 7,500,000 shares of Class A common stock in exchange for an in-kind and cash subscription price of an aggregate of $75.0 million. In exchange for the shares of Class A common stock, GM provided approximately $24.7 million in permits associated with the Lordstown Complex, as well as settlement of the GM Deferred Purchase Price Obligation, the approximately $5.9 million due to GM for reimbursable operating costs under the Operating Agreement and the outstanding amount of approximately $5.0 million drawn on the GM Convertible Note including accrued and unpaid interest, and the remaining contribution in cash. The financing provided under the GM Convertible Note was terminated.

Also on August 1, 2020, we entered into the Omnibus Agreement pursuant to which the parties agreed upon the treatment of certain arrangements between GM and us during the pendency of the Business Combination and upon the Closing. Pursuant to the Omnibus Agreement, GM’s repurchase option with respect to the Lordstown Complex terminated at Closing. GM also agreed to terminate various investment-related rights upon the Closing.

On April 3, 2020, we entered into an agreement under which GM provides us with access to certain non-customer-facing GM parts, including airbags, steering columns and steering wheels.

Workhorse Group Agreement

We license certain Workhorse Group intellectual property and technology that was used in the design of Workhorse Group’s W-15 electric pickup truck pursuant to the IPLA. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales. In November 2020, we paid an upfront royalty payment to Workhorse Group in the amount of $4.75 million. The upfront royalty payment represents an advance on royalties due on 1% of the gross sales price of the first 200,000 vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceeds the amount paid upfront.

Related Person Transaction Policy

Our board of directors has adopted a written Related Person Transaction Policy that sets forth the following policies and procedures for the review and approval or ratification of Related Person Transactions. A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which exceeds $120,000 and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers or a member of our board of directors;
•	any person who is known by us to be the beneficial owner of more than 5% of our Class A common stock;
•	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of our Class A common stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our Class A common stock; or
•	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

We are also implementing policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee has the responsibility to review Related Person Transactions.

Director Independence

Our directors as of March 1, 2021 are:

Stephen S. Burns
David T. Hamamoto
Keith Feldman
Jane Reiss
Dale Spencer
Michael Gates
Mick Kowitz
Angela Strand
Martin J. Rucidlo

The board of directors determined that each of the directors listed above, other than Mr. Burns, qualifies as an independent director, as defined under the Nasdaq Listing Rules, and that the board of directors consists of a majority of “independent directors,” as defined under the rules of the SEC and the Nasdaq Listing Rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, and each of the members of such committee is independent under such rules.

Item 14. Principal Accountant’s Fees and Services

On October 23, 2020, the Audit Committee of the board of directors approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2020. Accordingly, WithumSmith+Brown, PC (“Withum”), our independent registered public accounting firm prior to the Business Combination, was informed on October 23, 2020 that it would be replaced by KPMG as our independent registered public accounting firm following completion of its review of the quarter ended September 30, 2020, which consisted only of the accounts of the pre-merger special purpose acquisition company.

The financial statements as of December 31, 2019, and for the period beginning April 30, 2019 and ended December 31, 2019, of Legacy Lordstown that were included in certain of our filings with the SEC during 2020 were audited by Clark, Schaefer, Hackett & Co. (“CSHC”), an independent registered public accounting firm.

The following is a summary of the fees billed to us by each of KPMG, Withum and CSHC for professional services rendered for fiscal years ended December 31, 2020 and the period beginning April 30, 2019 and ended December 31, 2019.

KPMG

FEE CATEGORY	2020	2019
Audit Fees	$87,500	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$87,500	$—

Audit Fees. The aggregate audit fees (inclusive of out-of-pocket expenses) billed by KPMG were for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form - 8-K/A dated November 16, 2020and for services that are normally provided by the independent registered certified public accountants in connection with such filings or engagements for the fiscal year ended December 31, 2020.

WITHUM

FEE CATEGORY	2020	2019
Audit Fees	$67,465	$67,465
Audit-Related Fees	—	—
Tax Fees	—	3,000
All Other Fees	—	—
Total Fees	$67,465	$70,465

Audit Fees. The aggregate audit fees (inclusive of out-of-pocket expenses) billed by Withum were for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q and for services that are normally provided by the independent registered certified public accountants in connection with such filings or engagements for the fiscal years ended December 31, 2020 and December 31, 2019 (with respect to our predecessor, DiamondPeak).

Tax Fees. The aggregate tax fees (inclusive of out-of-pocket expenses) billed by Withum were for professional services for tax compliance, for the fiscal year ended December 31, 2019 (with respect to our predecessor, DiamondPeak).

CSHC

FEE CATEGORY	2020	2019
Audit Fees	$—	$82,000
Audit-Related Fees	—	—
Tax Fees	—	7,000
All Other Fees	—	—
Total Fees	$—	$89,000

Audit Fees. The aggregate audit fees (inclusive of out-of-pocket expenses) billed by CSHC were for professional services rendered for the period beginning April 30, 2019 and ended December 31, 2019.

Tax Fees. The aggregate tax fees (inclusive of out-of-pocket expenses) billed by CSHC were for professional services for tax compliance, tax advice and tax planning the period beginning April 30, 2019 and ended .

Pre-Approval Policy

The audit committee has established a policy to review and approve the engagement of our independent auditors to perform audit services and any permissible non-audit services.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

Balance Sheet as of December 31, 2020 and 2019

Statement of Operations for the year ended December 31, 2020 and for the period from April 30, 2019 to December 31, 2019

Statement of Stockholders’ Equity for the year ended December 31, 2020 and for the period from April 30, 2019 to December 31, 2019

Statement of Cash Flows for the year ended December 31, 2020 and for the period from April 30, 2019 to December 31, 2019

Notes to Financial Statements

(2)

Financial Statements Schedule. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
2.1+

Agreement and Plan of Merger, dated as of August 1, 2020, by and among DiamondPeak Holding Corp., Lordstown Motors Corp. and DPL Merger Sub Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2020)

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)
3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)
4.1*	Description of Class A Common Stock
4.2

Warrant Agreement, dated February 27, 2019, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee (including form of warrant certificate) (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 5, 2019)

10.1	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2020)
10.2

Amended & Restated Registration Rights and Lockup Agreement dated as of August 1, 2020 and effective as of October 23, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.3#	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)
10.4#	2020 Equity Incentive Plan (incorporated by reference to the Company’s proxy statement, filed with the SEC on October 8, 2020)
10.5#*	Form of Notice of Stock Option Award Granted Under the Lordstown Motors Corp. 2020 Equity Incentive Plan
10.6#*	Form of Notice of Restricted Stock Unit Award Granted Under the Lordstown Motors Corp. 2020 Equity Incentive Plan
10.7#*	Form of Lordstown Motors Corp. 2020 Equity Incentive Plan Outside Director Restricted Stock Unit Agreement
10.8#

Legacy Lordstown 2019 Incentive Compensation Plan, as amended by Amendment No. 1, effective February 14, 2020 (including the form of option award agreement thereunder and the terms and conditions that govern the option award agreements) (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.9#

Amended and Restated Employment Agreement, dated November 1, 2019, between Lordstown Motors Corp. and Stephen S. Burns (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.10#

Employment Agreement, dated September 1, 2019, between Lordstown Motors Corp. and John LaFleur, as amended by Amendment to Employment Agreement, dated July 31, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.11#

Employment Agreement, dated September 1, 2019, between Lordstown Motors Corp. and Julio Rodriguez, as amended by Amendment to Employment Agreement, dated July 31, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.12#

Employment Agreement, dated October 1, 2019, between Lordstown Motors Corp. and Caimin Flannery, as amended by Amendment to Employment Agreement, dated July 31, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.13#

Employment Agreement, dated October 1, 2019, between Lordstown Motors Corp. and Rich Schmidt, as amended by Amendment to Employment Agreement, dated July 31, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.14#

Employment Agreement, dated October 1, 2019, between Lordstown Motors Corp. and Thomas V. Canepa, as amended by Amendment to Employment Agreement, dated July 31, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.15

Intellectual Property License Agreement, between Workhorse Group Inc. and Lordstown Motors Corp., dated November 7, 2019 (incorporated by reference to the Annual Report on Form 10-K of Workhorse Group, Inc., filed with the SEC on March 13, 2020)

10.16

Agreement between Workhorse Group Inc. and Lordstown Motors Corp., dated August 1, 2020 (incorporated by reference to the Current Report on Form 8-K of Workhorse Group, Inc., filed with the SEC on August 4, 2020)

10.17

License Agreement, between Elaphe Propulsion Technologies Ltd. and Lordstown Motors Corp., as amended by First Amendment, dated July 21, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

Exhibit No.	Description
10.18

Facilities and Support Agreement, between Elaphe Propulsion Technologies Ltd. and Lordstown Motors Corp., dated March 16, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.19

Asset Transfer Agreement, dated November 7, 2019, between Lordstown Motors Corp. and General Motors LLC, and amended by that certain Amendment to Asset Purchase Agreement, dated May 28, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.20

Omnibus Agreement, dated August 1, 2020, by and among General Motors LLC, GM EV Holdings LLC, Lordstown Motors Corp., and DiamondPeak Holdings Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

16.1	Letter from WithumSmith+Brown, PC to the SEC, dated October 23, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP, independent registered accounting firm.
23.2*	Consent of Clark, Schaefer, Hackett & Co Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification pursuant to 18 U.S.C. 1350
32.2*	Certification pursuant to 18 U.S.C. 1350
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2021	LORDSTOWN MOTORS CORP.
/s/ Stephen S. Burns
	Name:	Stephen S. Burns
	Title:	Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen S. Burns and Thomas V. Canepa, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and any and all amendments and supplements thereto and all other instruments necessary or desirable in connection therewith, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen S. Burns Stephen S. Burns	Chief Executive Officer and Chairman (Principal Executive Officer)	March 24, 2021
/s/ Julio Rodriguez Julio Rodriguez	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2021
/s/ David T. Hamamoto David T. Hamamoto	Director	March 24, 2021
/s/ Keith Feldman Keith Feldman	Director	March 24, 2021
/s/ Jane Reiss Jane Reiss	Director	March 24, 2021
/s/ Dale Spencer Dale Spencer	Director	March 24, 2021

Signature	Title	Date
/s/ Michael Gates Michael Gates	Director	March 24, 2021
/s/ Mick Kowitz Mick Kowitz	Director	March 24, 2021
/s/ Angela Strand Angela Strand	Director	March 24, 2021
/s/ Martin J. Rucidlo Martin J. Rucidlo	Director	March 24, 2021