Form 10-K/A
period 2020-12-31
Lordstown Motors Corp.
filed 2021-06-08
CIK 1759546

or

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of June 4, 2021 there were 176,579,376 shares of Class A common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Annual Report”) amends the Annual Report on Form 10-K of Lordstown Motors Corp. (the “Company” or “we”) for the year ended December 31, 2020 (the “Original Form 10-K”), filed on March 24, 2021, with the Securities and Exchange Commission (the “SEC”). On May 11, 2021, the Company filed a Current Report on Form 8-K with the SEC disclosing the determination by the board of directors, after consultation with the audit committee of the board and management, that, as a result of the re-evaluation described below, the Company will restate its previously issued consolidated financial statements and related disclosures as of and for the year ended December 31, 2020. Refer to Note 2, Restatement of Consolidated Financial Statements, of Notes to Consolidated Financial Statements of this Amended Annual Report for additional information.

On April 12, 2021, the SEC Staff released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs") (the "SEC Staff Statement"). The SEC Staff Statement highlighted potential accounting implications of certain terms that are common in warrants issued in connection with initial public offerings of SPACs. The SEC Staff Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period, rather than as equity.

In light of the SEC Staff Statement, the Company re-evaluated its historical accounting for the following warrants issued by the Company as equity: (i) warrants (the “Public Warrants”) to purchase shares of Class A common stock, par value $0.0001 per share of the Company (“Common Stock”), originally issued in our initial public offering (“Initial Public Offering”), (ii) warrants (the “Private Placement Warrants”) to purchase Common Stock issued in a private placement to our sponsor and anchor investor at the time of the Initial Public Offering, and (iii) warrants to purchase Common Stock issued in a private placement at the time of the closing of the Company’s business combination to our financial advisor (the “BGL Warrants” and, together with the Public Warrants and the Private Warrants, the “Warrants”). The rights of holders of the Warrants are governed by warrant agreements between American Stock Transfer & Trust Company, as warrant agent, and the Company (the “Warrant Agreements”). As of December 31, 2020, we had 13,380,680 Warrants outstanding. As of March 31, 2021, 2,306,418 Private Placement Warrants and 1,649,489 BGL Warrants were outstanding as a result of exercises of Public Warrants and Private Warrants for cash proceeds to the Company of approximately $82.0 million and redemption of the remaining Public Warrants during the quarter ended March 31, 2021.

The Company’s management evaluated the terms of the Warrant Agreements and concluded that the Public Warrants and Private Warrants include the type of provisions (the “Provisions”) interpreted in the SEC Staff Statement that preclude these warrants from being classified as components of equity. As a result, the Company has restated the audited consolidated financial statements for the year ended December 31, 2020 to reclassify the Public and Private Warrants as liabilities and to recognize subsequent changes in their fair value in the consolidated statement of operations. A summary of the accounting impact of this adjustment to the Company’s consolidated financial statements as of and for the year ended December 31, 2020 is provided in Note 2, Restatement of Consolidated Financial Statements, of the Notes to Consolidated Financial Statements of this Amended Annual Report. The Warrants were recorded in the Company’s consolidated financial statements as a result of the business combination (the “Business Combination”) between DiamondPeak Holdings Corp. (now known as the Company) and Lordstown EV Corporation (formerly known as Lordstown Motors Corp.) and the reverse recapitalization that occurred on October 23, 2020 and did not impact any reporting periods prior to the Business Combination.  The Company also confirmed the accounting for the BGL Warrants and determined that these warrants are properly classified as equity as these warrants qualify as share-based compensation under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718.

As part of this restatement, the Company also corrected other errors that were identified for the year ended December 31, 2020 including the reporting of capital assets acquired through accounts payable and certain events which occurred at the Closing of the Business Combination on the consolidated statement of cash flows and the disclosure of minimum purchase obligations.

This Amended Annual Report also amends and restates Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and certain other disclosures made in the Original Form 10-K as appropriate to reflect the restatement, updates regarding our production plans, liquidity, ability to continue as a going concern, controls and procedures and certain legal proceedings and minor clarifying changes. The items amended in the Original Form 10-K are listed under “Items Amended by this Filing” below. Other than the “Items Amended by this Filing,” disclosures in the Original Form 10-K remain unchanged. However, for the convenience of the reader, this Amended Annual Report restates in its entirety, as amended, the Company’s Original Form 10-K. This Amended Annual Report does not reflect events occurring after the filing of the Original Form 10-K other than as described herein and no attempt has been made in this Amended Annual Report to modify or update other disclosures as presented in the Original Form 10-K, except as specifically referenced herein. Accordingly, this Amended Annual Report should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

In accordance with applicable rules of the SEC, the Company is also including with this Amended Annual Report currently dated certifications of the Company’s Principal Executive Officer and Principal Financial Officer (attached as Exhibits 31.1, 31.2, 32.1 and 32.2).

As a result of the restatement, the Company has concluded there were material weaknesses in the Company's internal control over financial reporting as of December 31, 2020 and its disclosure controls and procedures were not effective as of December 31, 2020. See additional discussion included in Part II, Item 9A of this Amended Annual Report.

Items Amended by this Filing

The following items included in the Original Form 10-K are amended by this Amended Annual Report:

●	Part I - Item 1. Business.
●	Part I - Item 1A. Risk Factors.
●	Part I – Item 3. Legal Proceedings.
●	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
●	Part II - Item 8. Financial Statements and Supplementary Data.
●	Part II - Item 9A. Controls and Procedures.
●	Part III - Item 10. Directors, Executive Officers and Corporate Governance.
●	Part III - Item 11. Executive Compensation.
●	Part III - Item 13. Certain Relationships and Related Transactions, and Director Independence.
●	Part IV - Item 15. Exhibit and Financial Statement Schedules.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of this report and the following:

●	our ability to continue as a going concern, which requires us to manage costs and obtain additional funding to ramp up the production phase of our operations, including to begin commercial scale production, launch the sale of our vehicles and invest in research and development of additional products;
●	our future capital requirements and sources and uses of cash;
●	our ability to execute our business model, including market acceptance of our planned products;
●	risks related to our limited operating history, the rollout of our business and the timing of expected business milestones, including our ability to complete the engineering of the Endurance, our all electric full-size pick-up truck, and retooling of our facility, to establish appropriate supplier relationships, to successfully complete testing and to start production of the Endurance, in accordance with our projected timeline and budget;
●	our ability to obtain binding purchase orders and build customer relationships, including uncertainties as to whether and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●	our ability to deliver on the expectations of customers with respect to the quality, reliability, safety and efficiency of the Endurance and to provide the levels of service and support that they will require;
●	our ability to source suppliers for our critical components and the terms of such arrangements, and our ability to complete building out our supply chain;
●	the availability and cost of raw materials and components;
●	our ability to attract and retain key personnel;
●	our business, expansion plans and opportunities;
●	the effects on our future business of competition;
●	the pace and depth of electric vehicle adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	changes in laws, regulatory requirements, governmental incentives and fuel and energy prices;

●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	litigation, regulatory proceedings, investigations, complaints, product liability claims and/or adverse publicity;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors;
●	failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and
●	other risks and uncertainties described in this report, including those under the section entitled “Risk Factors,” and that may be set forth in any subsequent filing, including under any similar caption.

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

Unless the context indicates otherwise, references in this report to the “Company,” “Lordstown,” “we,” “us,” “our” and similar terms refer to Lordstown Motors Corp. (f/k/a DiamondPeak Holdings Corp.) and its consolidated subsidiaries (including Legacy Lordstown (as defined below)). References to “DiamondPeak” refer to our predecessor company prior to the consummation of the Business Combination (as defined below).

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

In connection with the entry into the Business Combination Agreement, we entered into Subscription Agreements, each dated as of August 1, 2020 (the “Subscription Agreements”), with certain investors (the “PIPE Investors”), including GM EV Holdings LLC (together with General Motors LLC and their respective affiliates, as applicable, “GM”), pursuant to which we sold an aggregate of 50 million shares of Class A common stock to the PIPE Investors for aggregate consideration of $500 million (the “PIPE Investment” and, together with the Business Combination, the “Transactions”). The proceeds from the PIPE Investment provided us with additional capital. Concurrently with the Closing, we also issued to Brown Gibbons Lang & Company (“BGL”) the warrants entitling BGL to purchase, in the aggregate, 1,649,489 shares of Class A common stock (the “BGL Warrants”).

On January 27, 2021, we redeemed all of the public warrants (the “Public Warrants”) originally issued in the Initial Public Offering that remained outstanding. The BGL Warrants and the private placement warrants issued to DiamondPeak’s sponsor, DiamondPeak Sponsor LLC (the “Sponsor”), and certain funds and accounts managed by subsidiaries of BlackRock, Inc. (collectively, the “anchor investor”) (including any such warrants transferred to the Sponsor’s or anchor investor’s affiliates, the “Private Placement Warrants”) were not subject to redemption and as of March 31, 2021, 2,306,418 Private Placement Warrants and 1,649,489 BGL Warrants were outstanding. Prior to the redemption, the term “Warrants” collectively refers to the Public Warrants, the Private Placement Warrants and the BGL Warrants and, after the redemption, collectively refers to the Private Placement Warrants and the BGL Warrants. The rights of holders of the Warrants are governed by a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”).

Overview

Our mission is to be a catalyst in the world’s transition to sustainable energy. We design, develop, and intend to manufacture the Endurance, the first electric full-size pickup truck targeted for sale to fleet customers. In addition, we intend to leverage our technologies by investing in the development additional all-electric vehicles geared for the commercial market. Located in Lordstown, Ohio, our factory (the “Lordstown Complex”) spans 6.2 million square feet and is in a near-production-ready state. We also intend to build company-owned service centers where we offer maintenance, repair, parts, and other services related to our products.

Since inception, we have been developing our flagship vehicle, the Endurance™, an electric full-size pickup truck. We introduced the Endurance™ in June 2020 and are building beta vehicles during the first half of 2021. We are targeting commencement of limited production of the Endurance in late September 2021.

Our Strengths and Strategy

Our goal is to achieve a leadership position as an original equipment manufacturer (“OEM”) vehicle supplier to the commercial fleet industry. We intend to do so by focusing on the following strengths.

●	Highly experienced and proven team. Our senior executive team has over 180 years of collective experience in the automotive and electric vehicle industries from prominent OEM. The team’s collective experience includes established electric vehicle production, design-to-scaled production development and traditional OEM processes. This team possesses a deliberate, calculated vision to design, develop and produce commercial electric vehicle platforms and to lead us towards commercial production and sales growth. Our Chairman of the Board and Chief Executive Officer, Stephen S. Burns, is the founder and former Chief Executive Officer of Workhorse Group, Inc. (“Workhorse Group”), where he led the development of the W-15, a plug-in hybrid prototype pickup truck. After 12 years at Workhorse Group, Mr. Burns left in February 2019 to found Lordstown and to pursue the opportunity to develop an all-electric pickup truck specifically targeted at the commercial fleet market.

●	Near-production-ready plant to build electric vehicles and strategic location. The Lordstown Complex is a former GM assembly plant that is in a near-production-ready state, with manufacturing lines and equipment already in place. We benefit from the industry-leading machinery and equipment in the Lordstown Complex that has been serviced and maintained using best practices. Consequently, the Lordstown Complex provides us with a modern manufacturing complex with a recent history of producing a high volume of conventional vehicles. It is strategically located in Lordstown, Ohio, in close proximity to the major interstate highway between Cleveland, Ohio, and Pittsburgh, Pennsylvania. Lordstown, Ohio, and the surrounding area is home to a highly trained workforce with experience working in the Lordstown Complex and manufacturing vehicles.

●	The Endurance has a unique and efficient design featuring proven in-wheel hub motor, battery pack and powertrain technologies. The technology and engineering developed by us to date have led to operational prototype and beta vehicles that are being tested to meet commercial fleet performance standards. The design of the Endurance features in-wheel hub motors, which eliminate the need for many parts found in both traditional and existing electric vehicles. As a result, we believe that the Endurance will have among the fewest moving parts of any highway-capable production vehicle ever produced. We believe this design will also improve performance, range and safety while meaningfully reducing total cost of ownership due to lower operating and maintenance costs. As a result, we expect the total cost of ownership of the Endurance to be significantly lower than that of comparable internal combustion engine vehicles.

●	Significant opportunity exists in the commercial fleet market. We believe we are one of the few light duty electric truck OEM focusing primarily on commercial fleets and expect to offer fleet operators the first commercially available full-size electric pickup truck. By being a first mover and focusing the Endurance’s design on the particular needs of this market, our goal is to build strong customer relationships with fleet operators and companies that rent or lease vehicles to fleet operators and to capture a significant market opportunity as the broad trend of vehicle electrification continues. Within this trend, we believe that fleet operators, in particular, will be drawn to the lower total cost of ownership of electric vehicles as opposed to the higher initial purchase price, which has been a factor limiting the pace of adoption of electric vehicles. We also believe that fleet usage, which in many cases may involve multiple shorter trips within range of a central base rather than long-distance travel, can reduce the range anxiety that has also been a limiting factor in electric vehicle adoption. As a result, we expect strong demand for safe, reliable electric vehicles with a significantly reduced total cost of ownership and believe the Endurance has an opportunity to achieve a leadership position in this market.

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

Based on our estimated specifications, we expect the Endurance to have a 0-60 miles per hour acceleration time of 5.5 seconds, a towing capacity of 7,500 pounds, a curb weight of 4,200 pounds and a total gross vehicle weight of 7,300 pounds — making it competitive with comparable internal combustion engine vehicles. We believe we will be able to achieve a 5-star safety rating for the Endurance and have conducted software-based simulated and initial beta crash testing that supports this belief.

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

The Endurance body is designed to be fully compatible with existing third-party parts, upfitting options and accessories. Depending on how our timing and demand aligns with the availability and cost of these parts, this design provides us with the option to source certain parts under an agreement we have entered into with GM. This agreement provides us with access to certain non-customer-facing GM parts, including airbags, steering columns and steering wheels, based on the manufacturing capacity of GM’s suppliers. To the extent we utilize this arrangement, we expect that it will reduce the time that it will take to build out these aspects of our supply chain and bring the Endurance to market and reduce our tooling and development costs. We expect to develop some parts in house where such development provides us with better economics and certainty regarding production timing.

Electric In-Wheel Hub Motors

The Endurance will have four electric in-wheel hub motors. We have entered into supply and licensing agreements with Elaphe Propulsion Technologies Ltd. (“Elaphe”) to produce the hub motors at the Lordstown Complex. As we retool the Lordstown Complex and ramp up production, Elaphe will initially manufacture its Model L-1500 in-wheel hub motors for us. As part of the retooling of the Lordstown Complex, we are in the process of developing our own manufacturing line for the in-wheel hub motors, and upon completion, we expect to manufacture the in-wheel hub motors at the Lordstown Complex under license from Elaphe. We believe the hub motors will provide efficiency, reliability and design flexibility and offer a number of advantages over traditional internal combustion engines. For example, in-wheel hub motors place the entire propulsion system within the wheels, providing a significant amount of design flexibility for the remainder of the vehicle. In-wheel hub motors also eliminate the need for many parts found in both traditional and hybrid vehicles, including a drivetrain, gears, axles, differentials, universal joints, transmissions, oil, oil filters, spark plugs and engine valves, which will reduce the number of moving parts in the Endurance compared to other traditional, hybrid and electric vehicles available today and are expected to drive lower maintenance costs.

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

We have purchased units of the Samsung 21700 battery cell for use in engineering and pre- production vehicles and have demonstrated successful use of this cell in Lordstown-designed and built prototype battery packs, which will ultimately be used in production vehicles. We have entered into supply agreements with Samsung and LG Energy Solution to purchase lithium-ion cylindrical battery cells. The agreements generally have initial four- to five-year terms, subject to earlier termination rights, and provide for certain pricing and minimum quantity parameters, including our obligation to purchase such minimum amounts.

Facilities

The Lordstown Complex, a 640-acre manufacturing facility that we acquired on November 7, 2019, is strategically located in Lordstown, Ohio, in close proximity to I-80, the major interstate highway between Cleveland, Ohio, and Pittsburgh, Pennsylvania. Lordstown, Ohio, and the surrounding area is home to a highly trained workforce experienced with working in the Lordstown Complex and manufacturing vehicles. In light of the Lordstown Complex’s convenient and central location, we envision transforming Lordstown, Ohio, and the surrounding Mahoning Valley into “Voltage Valley,” an epicenter for electric vehicle production in the

United States with multiple suppliers and other industry participants establishing operations in and around the area.

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

Construction is in process on an 800,000 square foot propulsion production area, which will house production lines for in-wheel motors and lithium-ion battery packs, and is expected in time for the targeted start of limited production of the Endurance in late September 2021.

As part of these retooling efforts, we will purchase and install new machines, tooling, fixtures and quality and testing equipment, make additional investments in software, control and other information technology systems, modify conveyor and robotics systems, convert the existing paint line from dry powder to a “wet on wet” process and create new hub motor and battery packing assembly lines.

We expect to complete the retooling in the first half of 2021 in order to enable limited production of the Endurance to commence as expected in late September 2021.

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

On April 3, 2020, we entered into an agreement under which GM provides us with access to certain non-customer-facing GM parts, including airbags, steering columns and steering wheels. This agreement was renewed for a term commencing on January 1, 2021 and ending December 31, 2023.

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

Workhorse Group Inc.

On November 7, 2019, the Company entered into a transaction with Workhorse Group, for the purpose of obtaining the use of certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales. In November 2020, we pre-paid a royalty payment to Workhorse Group in the amount of $4.75 million. The upfront royalty payment represents an advance on royalties due on 1% of the gross sales price of the first 200,000 vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceeds the amount paid upfront.

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

Research and Development

We have made and expect to continue to make significant investments in research and development in order to complete the design and engineering, testing and certification of the Endurance and to commence commercial production and sales. We expect these costs will primarily relate to research and development activities as we produce, test and validate engineering and pre-production vehicles, integrate third-party components, develop certain of our own components, develop our proprietary software and systems, complete cabin design work and prepare for commercial production. Our research and development also includes efforts to seek to leverage our technologies to develop additional all-electric vehicles geared for the commercial market and electric vehicle related technologies. We expect that most of these activities will be completed at the Lordstown Complex, in Irvine, California and in Farmington Hills, Michigan, by our employees and intend to hire additional research and development personnel. However, we have utilized third party design and engineering firms for certain development activities to date and may continue to do so as we continue to ramp up operations.

Sourcing

The Endurance’s bill of materials is expected to consist of approximately 2,300 components with its 10 most expensive systems representing almost 75% of the anticipated cost of the Endurance. As discussed above, we have an agreement with Elaphe to license and provide manufacturing services with respect to its in-wheel hub motors, and we have entered into agreements with battery manufacturers to purchase lithium-ion cylindrical battery cells. Motor and battery cells represent two of the Endurance’s most critical components. We also expect that the flexible and compatible design of the Endurance and our agreement with GM that provides access depending on availability to certain non-customer-facing GM parts, including airbags, steering columns and steering wheels, will offer significant benefits as we build out and finalize our supply chain.

We believe we will be able to obtain adequate sources of supply for the equipment, components and raw materials necessary to manufacture and sell the Endurance in accordance with our plans. Disruptions to the supply chain due to the COVID-19 pandemic have resulted in challenges in obtaining certain components and raw materials in a timely manner and/or at favorable pricing. As a result, we have adjusted and may continue to adjust our design, production processes and cost structure to adapt to these limitations. Further changes in our timeline, capital resources, business conditions, the impact of COVID-19 or other pandemics, governmental changes and other factors beyond our control or that we do not presently anticipate could affect our ability to receive the material we need for production. As we and the broader electric vehicle industry grow in the future, there is no guarantee that battery cell manufacturers will be able and willing to continue to grow their capacity to meet increased demand. In addition, the automotive and other industries are currently experiencing a global supply shortage of semiconductors, which could impact our testing and production costs, volume and timeline. Prices and supply of the key raw materials that will be included in the Endurance and its components, such as steel, aluminum, copper, neodymium, nickel and cobalt, have been and can continue to be volatile and an increased demand for certain materials, whether due to electric vehicle growth or other factors, or reduced supply for certain materials, whether due to trade restrictions or other factors, may increase our costs or delay the timing to obtain the materials or components and impact our profitability.

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

An important aspect of our sales and marketing strategy involves pursuing relationships with specialty upfitting and fleet management companies to incorporate the Endurance into their fleet management programs. Fleet management companies sometimes purchase vehicles and then lease them to their own customers. In other instances, fleet management companies facilitate purchasing or leasing of vehicles by their customers which are generally large fleets. For example, in March 2021, we announced a series of agreements with an affiliate of Holman Enterprises, including a co-marketing agreement that establishes a framework for us and ARI, Holman’s fleet management services organization, to co-market and co-develop business opportunities with our respective customers and an agreement that establishes a framework pursuant to which ARI would use reasonable efforts to facilitate orders from its leasing clients for the Endurance over a three-year time period on the terms set forth in the agreement.

Human Capital Resources

As of December 31, 2020, we employed approximately, 320 full-time personnel in the areas of manufacturing, engineering, marketing, sales, facilities, human resources, IT, supply chain, accounting and finance. These employees are engineering the Endurance and preparing the plant for mass production. We expect to significantly grow our number of employees as we prepare for full production of the Endurance.

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

We have accepted an invitation from the U.S. Department of Energy and have started the due diligence process toward securing an Advanced Technology Vehicles Manufacturing (“ATVM”) loan. Established in 2007, ATVM supports the development of fuel-efficient, advanced technology vehicles in the United States. The program provides loans to automotive or component manufacturers for establishing manufacturing facilities in the United States that produce fuel-efficient vehicles. There can be no assurance this loan will be available to us and, if made available, what the terms, collateral requirements and timing for any funding would be.

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

In addition to FMVSS, we must comply with other NHTSA requirements and other federal laws and regulations administered by NHTSA, including early warning reporting requirements regarding warranty claims, field reports, death and injury reports, recalls and owner’s manual requirements. We also must comply with the Automobile Information and Disclosure Act, which requires OEMs to disclose certain information regarding the OEM’s suggested retail price, optional equipment and pricing. Further, this law allows inclusion of fuel economy ratings, as determined by the U.S. EPA, and crash test ratings, as determined by NHTSA, when such tests are conducted by the manufacturer.

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

Environmental Credits

In connection with the delivery and placement into service of our zero-emission vehicles (“ZEV”), under the U.S. EPA’s and California’s Greenhouse Gas (“GHG”) rules and standards and the U.S. DOT’s Corporate Average Fuel Economy (“CAFÉ”) standards for mobile sources, and under California’s ZEV standard, we will earn tradable credits that can be sold to other OEMs. Like the United States, California also has its own GHG emissions standard that seeks to reduce GHGs over time. Other U.S. states, including Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont, have adopted some or all of California’s standards. We intend to take advantage of these regulatory frameworks by registering and selling GHG, CAFÉ and ZEV credits. In addition, we have entered into an emissions credit agreement with GM pursuant to which, and subject to the terms of which, during the first three annual production/model years wherein we produce vehicles at least ten months out of the production/model year, the counterparty will have the option to purchase such emissions credits as well as emissions credits from any other U.S. state, country or jurisdiction generated by vehicles produced by us not otherwise required by us to comply with emissions laws and regulations at a purchase price equal to 75% of the fair market value of such credits. While our plan is for the first three annual production/model years for the purpose of this agreement to be 2022, 2023 and 2024, it is possible that this agreement could extend beyond these model years if we do not achieve ten or more months of production during those annual production/model years.

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

As part of the acquisition of the Lordstown Complex, we were required to accept the plant and all property in “as is — where is” condition, including environmental responsibilities. Prior to entering into the Asset Transfer Agreement with GM (the “Asset Transfer Agreement”), GM completed an investigation and remediation program pursuant to an Administrative Order on Consent (“AOC”) under the U.S. EPA’s Resource Conservation and Recovery Act (“RCRA”) Corrective Action Program. Upon the U.S. EPA’s approval of GM’s investigation and remediation program, GM placed an environmental covenant on the real property, which requires, among other things, (i) the maintenance of nominal financial assurance, (ii) the limitation of the real property to commercial/industrial use, (iii) the prohibition of groundwater for potable use, (iv) the implementation of a dust control plan and (v) the maintenance of impermeable surfaces on certain areas of the real property. We assumed these responsibilities under the environmental covenant as a condition to the consummation of the transactions contemplated by the Asset Transfer Agreement. We retained the same environmental consultant used by GM to develop and implement the investigation and remediation effort that ultimately led to the U.S. EPA’s approval. This consultant has intimate familiarity with the Lordstown Complex and has allowed us to develop quickly a thorough understanding of the comprehensive nature of the environmental response actions taken by GM and to implement steps to ensure ongoing compliance with the environmental covenant on the real property. To further manage potential environmental risk, we have obtained an environmental liability policy providing certain coverages up to the amount of $25.0 million as required under the Asset Transfer Agreement. In addition, to mitigate the risk associated with the Ohio EPA’s authority to require future remediation activities at the Lordstown Complex related to historic environmental conditions, in April 2020 we entered into an Administrative Order wherein the Ohio EPA agreed to not pursue enforcement actions against us for historical environmental conditions provided that we comply with the terms of the environmental covenant.

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

Item 1A. Risk Factors

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

Summary Risk Factor

Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our Class A common stock risky include, among others:

●	our ability to continue as a going concern, which requires us to manage costs and obtain additional funding to ramp up the production phase of our operations, including to begin commercial scale production, launch the sale of our vehicles y and invest in research and development of additional products;
●	our future capital requirements and sources and uses of cash;
●	our ability to execute our business model, including market acceptance of our planned products;
●	risks related to our limited operating history, the rollout of our business and the timing of expected business milestones, including our ability to complete the engineering of the Endurance our all electric full-size pick-up truck and retooling of our facility, to establish appropriate supplier relationships, to successfully complete testing and to start production of the Endurance, in accordance with our projected timeline and budget;
●	our ability to obtain binding purchase orders and build customer relationships, including uncertainties as to whether and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●	our ability to deliver on the expectations of customers with respect to the quality, reliability, safety and efficiency of the Endurance and to provide the levels of service and support that they will require;
●	our ability to source suppliers for our critical components and the terms of such arrangements, and our ability to complete building out our supply chain;
●	the availability and cost of raw materials and components;
●	our ability to attract and retain key personnel;
●	our business, expansion plans and opportunities;
●	the effects on our future business of competition;
●	the pace and depth of electric vehicle adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	changes in laws, regulatory requirements, governmental incentives and fuel and energy prices;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	litigation, regulatory proceedings, investigations, complaints, product liability claims and/or adverse publicity;
●	failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and

●	the possibility that we may be adversely affected by other economic, business and/or competitive factors.

Risks Related to Our Business Operations and Industry

We require additional capital to implement our business plan, and it may not be available on acceptable terms, if at all, creating substantial doubt as to our ability to continue as a going concern.

The design, manufacture and sale of vehicles is a capital-intensive business. Our business plan to design, produce, sell and service the Endurance and any additional vehicles requires additional capital to complete research and development and build out of infrastructure and commence full commercial production. Our current budget only provides for limited commencement of production in 2021. Additional funding is needed for production in 2022 and beyond and to continue our ramp up to full commercial production. The amounts required may be significant.

The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2020 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to complete the development of our electric vehicles, obtain regulatory approval, begin commercial scale production and launch the sale of such vehicles. The Company believes that our current level of cash and cash equivalents are not sufficient to fund commercial scale production and the launch of sale of such vehicles. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this report. If we are not able to continue as a going concern, or if there is continued doubt about our ability to do so, the value of your investment would be materially and adversely affected.

To alleviate these conditions, management is delaying certain expenditures in order to fund operations at reduced levels and currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution, which may be substantial. If we are unable to raise additional capital in the near term, our operations and production plans will be scaled back or curtailed and, if any funds raised are insufficient to provide a bridge to full commercial production and generation of sufficient funds from operations, our successful operation and growth would be impeded.

We have accepted an invitation from the U.S. Department of Energy and have started the due diligence process toward securing an ATVM loan. Established in 2007, ATVM supports the development of fuel-efficient, advanced technology vehicles in the United States. The program provides loans to automotive or component manufacturers for establishing manufacturing facilities in the United States that produce fuel-efficient vehicles. There can be no assurance that this loan will be available to us and, if made available, what the amount, terms, collateral requirements and timing for any funding would be.

Even if we secure necessary financing in the short term, we expect our future growth to continue to be capital-intensive and the timing for and ability to generate sufficient funds from operations is uncertain. We also intend to leverage our technologies to develop additional all-electric vehicles geared for the commercial market, which will require additional capital investment with returns and timelines that will be difficult to predict. Unlike established OEMs that have greater financial resources than we do, there can be no assurance that we will have access to the capital we need on favorable terms when required or at all. If we cannot raise additional funds when we need them, our financial condition and business could be materially adversely affected.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with a limited operating history, and have generated no revenue to date. As we attempt to transition from research and development activities to commercial production and sales, it has been and will continue to be difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed and continue to revise to reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. We have already incurred increased costs and there can be no assurance that our further estimates related to the costs and timing necessary to complete the design and engineering of the Endurance and to retool the Lordstown Complex will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. In addition, we have engaged in limited marketing activities to date, so even if we are able to bring the Endurance to market on time and on budget, there can be no assurance that fleet customers will embrace our product in significant numbers. Market conditions, many of which are outside of our control and subject to change, including the availability and terms of financing, general economic conditions, the impacts and ongoing uncertainties created by the COVID-19 pandemic, fuel and energy prices, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for the Endurance and ultimately our success.

Since our inception, we have experienced losses and expect to incur additional losses in the future.

Since inception, we have incurred, and we expect in the future that we will continue to incur, losses and negative cash flow, either or both of which may be significant. The working capital funding necessary to start a new electric vehicle manufacturing company is significant, and other companies have tried and failed over the last several years with billions of dollars of investment capital. While we expect to benefit from our management’s experience, the technology we have licensed and developed to date and the advantages offered by the Lordstown Complex, we do not expect to be profitable in the near term as we invest in our business, build capacity and ramp up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Failure to become profitable may materially and adversely affect the value of your investment. If we are ever to achieve profitability, it will be dependent upon additional capital, the successful development and commercial introduction and acceptance of electric pickup trucks such as the Endurance, which may not occur.

As discussed above, additional funding is required in the future for a variety of reasons. There can be no assurance that financing will be available to us on favorable terms and timing or at all. We and our auditors have identified conditions and events that raise doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, or if there is continued doubt about our ability to do so, the value of your investment would be materially and adversely affected.

We are subject to risks related to health epidemics and pandemics, including the ongoing COVID-19 pandemic, which have adversely affected and may continue to adversely affect our business and operating results.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the ongoing COVID-19 pandemic. The effects and potential effects of COVID-19, including, but not limited to, its impact on general economic conditions, trade and financing markets, changes in customer behavior and continuity in business operations, create significant uncertainty.

The spread of COVID-19 has also disrupted the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers, and has led to a global decrease in vehicle sales in markets around the world. In particular, the COVID-19 crisis may cause a decrease in demand for our vehicles if fleet operators delay purchases of vehicles or if fuel prices for internal combustion engine vehicles remain low. In addition, the COVID-19 crisis has caused and may continue to cause (i) disruptions to our supply chain, including our access to critical raw materials and components, many of which require substantial lead time, or cause a substantial increase in the price of those items, (ii) an increase in other costs as a result of our efforts to mitigate the effects of COVID-19, and (iii) delays in our schedule to full commercial production of the Endurance, among other negative effects.

The pandemic has resulted in government authorities implementing many measures to contain the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place and stay-at- home orders and business shutdowns. These measures may be in place for a significant period of time and may be reinstituted if conditions deteriorate, which could adversely affect our start-up and manufacturing plans. Measures that have been relaxed may be reimplemented if COVID-19 or variants of COVID-19 continue to spread or if vaccination programs are slower or less effective than anticipated. If, as a result of these measures, we have to limit the number of employees and contractors at the Lordstown Complex at a given time, it could cause a delay in retooling efforts or in the production schedule of the Endurance. Further, our sales and marketing activities may be adversely affected due to the cancellation or reduction of in-person sales activities, meetings, events and conferences. If our workforce is unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19 or variants of COVID-19, our operations will be adversely affected. Our planned operations at a single facility, the Lordstown Complex, concentrate these risks.

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

While we believe the Lordstown Complex provides significant competitive advantages, retooling and modifying the Lordstown Complex for production of electric vehicles is complicated and presents significant challenges, including the cost overruns we have already experienced. The size of the Lordstown Complex is massive, spanning over 6.2 million square feet, and many areas need to be retooled and modified. The stamping, body shop, paint and final assembly areas are being converted from manufacturing traditional internal combustion engine vehicles to manufacturing electric vehicles. We also have started construction of our production facilities to create lines to assemble battery packs. As with any large-scale capital project, it could be subject to further delays, cost overruns or other complications. These risks could be exacerbated because we are attempting to modify a complex, originally designed to build traditional internal combustion engine vehicles, to support the emerging technologies behind electric vehicles. In order to commence commercial production at the Lordstown Complex, we will also need to hire and train a significant number of employees and integrate a yet-to-be-fully-developed supply chain. A failure to commence commercial production at the Lordstown Complex on schedule beyond the limited production that is possible with current funding, would lead to additional costs and would delay our ability to generate meaningful revenues, if at all. In addition, it could diminish the “first mover” advantage we aim to attain, prevent us from gaining the confidence of potential customers and open the door to increased competition. All of the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.

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

Our business model is focused on building relationships with large fleet customers. To date, we have engaged in limited marketing activities and we have no binding purchase orders or commitments from customers. The previously-reported non-binding pre-orders that we have signed do not require customer deposits and may not be converted into binding orders or sales. We have also engaged in discussions with fleet managers and other organizations that have indicated interest from their customers or stakeholders in the Endurance. Until the time that the Endurance’s design and development is complete and tested, we intend to have our beta vehicles available for demonstration to potential customers and until the Endurance is commercially available for purchase, and until we are able to scale up our marketing function to support sales, there will be uncertainty as to customer demand for the Endurance. The potentially long wait from the time a non-binding pre-order is made or other indication of interest is provided until the time the Endurance is delivered, and any delays beyond expected wait times, could also impact customer decisions on whether to ultimately make a purchase. Even if we are able to obtain binding orders, customers may limit their volume of purchases initially as they assess our vehicles and whether to make a broader transition to electric vehicles.

This may be a long process and will depend on our ability to fund and scale up our productions and marketing functions, as well as the safety, reliability, efficiency and quality of our vehicles, and the support and service that we offer. It will also depend on factors outside of our control, such as competition, general market conditions and broader trends in fleet management and vehicle electrification, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our products and the pace and levels of growth that we will be able to achieve.

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

If we do not enter into long-term supply agreements with guaranteed pricing and availability for our parts or components, we may be exposed to fluctuations in prices, quality and timing of components, materials and equipment. Agreements for the purchase of battery cells contain or are likely to contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities or require us to make minimum purchases irrespective of our production capacity. Substantial increases in the prices for such components, materials and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or operating results.

We have experienced and may in the future experience delays in realizing our projected timelines and cost and volume targets for the production, launch and ramp up of the Endurance and the retooling of the Lordstown Complex, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to finance, develop, manufacture, market and sell or lease the Endurance. Any delay in the financing, design, testing, manufacture and launch of Endurance, or in the retooling of the Lordstown Complex, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, testing, manufacture and commercial release of new products.

To the extent we experience delays in the retooling of the Lordstown Complex, the launch of the Endurance or the funding needed to reach scaled production, our growth prospects could be adversely affected. In addition, it could diminish the “first mover” advantage we aim to attain, prevent us from gaining the confidence of potential customers and open the door to increased competition. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, or we need to find alternative sources or further develop our own components, whether due to COVID-19 or other reasons, we could experience delays in meeting our projected timelines.

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

We will initially depend on revenue generated from a single vehicle model and in the foreseeable future will be significantly dependent on a single or limited number of models. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. Given that for the foreseeable future our business will depend on a single or limited number of models, to the extent a particular model is not well-received by the market, our sales volume, business, prospects, financial condition and operating results could be materially and adversely affected.

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

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results or financial condition. We plan to commence limited production of the Endurance at the Lordstown Complex in late September 2021 and are targeting significant growth thereafter through the receipt of additional capital. We also intend to leverage our technologies to develop additional all-electric vehicles geared for the commercial market that will require us to commit additional resources and management attention. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. However, we have no experience to date in high volume manufacturing of our vehicles. We cannot assure that we will be able to fund and develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our vehicles. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could stunt our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. Since inception, we have already revised our production capacity plans to address what we believe to be a significant increase in interest, which has increased our ramp up costs and research and development needs and accelerated our need for additional funding. We have been and will continue to be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is no historical basis for making judgments on the demand for our vehicles or our ability to develop, manufacture and deliver vehicles, or on our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms, widespread supply shortages and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and operating results.

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

We may be unable to adequately control the costs associated with our operations, even with continued refinement of our budget. We expect to incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles. The prices for and availability of these raw materials fluctuate depending on factors beyond our control. Our business also depends on the continued supply of battery cells for our vehicles. We are exposed to multiple risks relating to availability and pricing of quality lithium-ion battery cells. In addition, a global semiconductor supply shortage is having wide-ranging effects across the automotive industry and may negatively impact the supply needed for our testing and production timeline.

Furthermore, currency fluctuations, tariffs or shortages in petroleum, steel and aluminum or other raw materials and other economic or political conditions have resulted and may continue to result in significant increases in freight charges and raw material costs, delays in obtaining critical materials or changes in the specifications for those materials. Substantial increases in the prices for our raw materials or components have increased and may continue to increase our operating costs, and could reduce our margins. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity or sufficient availability of semiconductors could result in shortages, which would increase our cost of materials or impact our prospects. These factors could also delay our overall production timeline and limit production volume.

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

We will also need to hire, train and retain a significant number of employees to engage in full-scale commercial manufacturing operations. There are various risks and challenges associated with hiring, training and managing a large workforce, and these risks and challenges will be exacerbated by the short period of time in which we intend to scale up our workforce. Although the area surrounding the Lordstown Complex is home to a highly trained workforce with experience working in the Lordstown Complex and manufacturing vehicles, this workforce does not have experience with electric vehicle manufacturing and many jobs will require significant training. Furthermore, in the event employees hired by us seek to join or form a labor union, we could be subject to risks as we engage in and attempt to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays and increased costs. If we are unsuccessful in hiring, training and retaining a workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.

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

Maintaining such confidence may be particularly complicated by certain factors, such as our funding needs, limited operating history, others’ unfamiliarity with our products, competition and uncertainty regarding the future of electric vehicles. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional capital in the future.

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

We have in the past been and may in the future be subject to, or become a party to, litigation, regulatory actions, and government investigations and inquiries. For example, we have received two subpoenas from the SEC for the production of documents and information, including relating to the Merger between DiamondPeak and Legacy Lordstown and pre-orders of vehicles.  We are responding to the SEC’s requests and are cooperating with its inquiry.

Between March 18 and May 14, 2021, six related putative class action lawsuits were filed against us and certain current and former officers and directors of the Company and DiamondPeak in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”) (Case Nos. 21-cv-616 , 21-cv-633, 21-cv-720 and 21-cv-760), asserting violations of federal securities laws under Section 10(b), Section 20(a), Section 14(a) and Section 20A of the Exchange Act. The complaints generally allege that certain defendants made materially false and misleading statements relating to the vehicle pre-orders, the production timeline or the Merger, and that certain individual defendants violated Section 20A of the Exchange Act through insider sales while in possession of nonpublic information relating to the Company. The court has issued orders consolidating these six class actions under the case caption Rico v. Lordstown Motors Corp. et al., 21-cv-616 (N.D. Ohio). Lead Plaintiff motions are also currently pending before the court. On April 28, 2021 and May 21, 2021, two stockholder derivative complaints were also filed against certain current and former officers and directors of the Company and DiamondPeak in the U.S. District Court for the District of Delaware (Case Nos. 21-cv-604 and 21-cv-724). These derivative complaints purport to bring claims on behalf of the Company against certain individual defendants for violations of the Exchange Act, breach of fiduciary duty, unjust enrichment and insider trading, relating to the vehicle pre-orders, production timeline or Merger. We intend to vigorously defend against these claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

On October 30, 2020, the Company, together with executive officers Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, and certain of our employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California alleging generally that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information, among other matters. The Company is continuing to evaluate the matters asserted in the lawsuit, but intends to vigorously defend against these claims and believes there are strong defenses to the claims and the damages demanded. At this time, however, the Company cannot predict the outcome of this matter or estimate the possible loss or range of possible loss, if any. The proceedings are subject to uncertainties inherent in the litigation process.

In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with collaboration partners, intellectual property disputes, and other business matters. Any such lawsuits, claims, or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business or result of operations. See “Legal Proceedings” below and in our subsequent filings with the SEC for additional information.

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

The Asset Transfer Agreement between us and GM, pursuant to which we acquired the Lordstown Complex, required us to accept the condition of the real property in “as is — where is” condition, including accepting all environmental conditions. The Lordstown Complex and all of its facilities and real property present environmental risk, both known and unknown. Prior to entering into the Asset Transfer Agreement, GM completed an investigation and remediation project pursuant to an AOC under the U.S. EPA’s RCRA Corrective Action Program. As part of the U.S. EPA’s approval of GM’s investigation and remediation project, GM placed an environmental covenant on the real property, which requires, among other things, (i) the maintenance of nominal financial assurance, (ii) the limitation of the real property to commercial/industrial use, (iii) the prohibition of groundwater for potable use, (iv) the implementation of a dust control plan and (v) the maintenance of impermeable surfaces on certain areas of the real property. We assumed these responsibilities under the environmental covenant as a condition to the consummation of the transactions contemplated by the Asset Transfer Agreement. In addition, to further manage potential environmental risk, we have secured environmental liability insurance coverage as required under the Asset Transfer Agreement. Finally, to mitigate the risk associated with the Ohio EPA’s authority to require future remediation activities at the Lordstown Complex, related to historic environmental conditions, we have entered into an Administrative Order with the Ohio EPA wherein the Ohio EPA agreed to not pursue enforcement actions against us for historic environmental conditions at the Lordstown Complex site provided that we comply with the terms of the environmental covenant. Notwithstanding the efforts that we have taken to mitigate environmental risk, there is no assurance that claims, lawsuits, fines or penalties will not arise. Our assumption of environmental liabilities at the Lordstown Complex could expose us to potential costs and liabilities that could exceed or fall outside of our available insurance coverage and adversely impact our financial condition.

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

As of March 1, 2021, we had outstanding 176,579,376 shares of our Class A common stock and Warrants to purchase 3,955,907 shares of our Class A common stock. The exercise price of the BGL Warrants is $10.00 per share and of the Private Placement Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and will increase the number of shares eligible for resale in the public market. In addition, as of March 1, 2021, an aggregate of 17,785,580 shares of Class A common stock are subject to outstanding awards or available for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”). Sales, or the potential sales, of substantial numbers of shares in the public market, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of our Class A common stock or adversely affect the market price of our Class A common stock.

The Registration Rights and Lock-up Agreement (the “Registration Rights and Lock-up Agreement”) that we entered into effective as of the Closing of the Business Combination provides that certain of our securities held by the parties to such agreement are locked-up as follows: (i) any shares of Class A common stock held by the Sponsor (or its permitted transferees) will be locked-up until October 23, 2021, subject to certain exceptions based on the trading price of the Class A common stock described below and (ii) any shares of Class A common stock held by Stephen S. Burns will be locked-up until October 23, 2021, and 50% of such shares will continue to be locked-up until October 23, 2022.

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

The trading price of our Class A common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results and funding needs;
●	success of our competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate in general;
●	stock price performance of other companies that investors deem comparable to us;
●	our ability to complete the engineering of the Endurance, start production and bring it to market on the expected timeline and budget;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	our focus on long-term goals over short-term results;
●	the timing and magnitude of our investments in the growth of our business;
●	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, investigations, inquiries or litigation;
●	changes in our capital structure, including future issuances of securities or the incurrence of debt;
●	the volume of shares of our Class A common stock available for public sale;
●	major changes in our board of directors or management;
●	sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

In addition, in the past, securities class action litigation has often been commenced against companies following periods of volatility in the overall market or the market price of the particular company’s securities. This type of litigation, which has in the past been, and may in the future be, instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. For example, between March 18 and May 14, 2021, six related putative class action lawsuits were filed against us and certain current and former officers and directors of the Company and DiamondPeak in the U.S. District Court for the Northern District of Ohio, asserting violations of federal securities laws under Section 10(b), Section 20(a), Section 14(a) and Section 20A of the Exchange Act. The complaints generally allege that certain defendants made materially false and misleading statements relating to the vehicle pre-orders, the production timeline or the Merger, and that certain individual defendants violated Section 20A of the Exchange Act through insider sales while in possession of nonpublic information relating to the Company. We intend to vigorously defend against the claims but there can be no assurances as to the outcome, and these litigations may result in substantial costs and/or diversion of management’s attention and resources. See “Legal Proceedings” below and in our subsequent filings with the SEC for additional information.

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

We incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that Legacy Lordstown did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall

Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities that Legacy Lordstown had not done previously. In addition, additional expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, identifying a material weakness or significant deficiency in the internal control over financial reporting, as we have already experienced), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It is also more expensive to obtain directors’ and officers’ liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs require us to divert a significant amount of money that could otherwise be used to expand our business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

Our management may not successfully or effectively manage our transition to a public company.

Our management team may not successfully or effectively manage our transition to a public company, which transition subjects us to significant regulatory oversight and reporting obligations under federal securities laws. Its limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of management's time may be devoted to these activities which will result in less time being devoted to our management and growth. We currently do not, and in the future may not, have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. As part of our plan to remediate control weaknesses that have already been identified, we will and may in the future be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures have resulted and could in the future result in material weaknesses, leading to errors in our financial reporting and adversely affecting our business.

We are subject to the SEC’s internal control over financial reporting requirements and will become subject to the auditor attestation requirements in the year in which we are deemed to be a large accelerated filer, which would occur once the market value of our Class A common stock held by non-affiliates exceeds $700.0 million as of the end of the prior fiscal year’s second fiscal quarter, or once we otherwise lose our “emerging growth company” status. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of December 31, 2020 as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for our business post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2020 and has excluded management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations. This report also does not contain an attestation report of our registered public accounting firm regarding internal control over financial reporting since the Company, as an “emerging growth company,” is not required to provide such report.

Notwithstanding the foregoing, while preparing the Company’s financial statements, our management identified the following material weaknesses in internal control over financial reporting:

•	we did not have a sufficient number of trained resources with the appropriate technical accounting skills and knowledge with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting;
•	we did not have an effective risk assessment process that successfully identified and assessed risks of material misstatement to ensure controls were designed and implemented to respond to those risks; and
•	we did not have an effective monitoring process to assess the consistent operation of internal control over financial reporting and to remediate known control deficiencies.

As a consequence, the Company did not effectively design, implement and operate process-level control activities related to procure-to-pay, property, plant and equipment, warrant liability, and the financial reporting process. These control deficiencies resulted in the restatement of our December 31, 2020 financial statements as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.” These control deficiencies also caused other immaterial misstatements, some of which were corrected, in our consolidated financial statements as of and for the year ended December 31, 2020. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2020.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our consolidated financial statements that could not be prevented or detected on a timely basis.

Our management is preparing a remediation plan to be instituted in 2021 under the oversight of the Audit Committee. The plan is expected to involve hiring and training additional qualified personnel, performing detailed risk assessments in key process areas to identify risks of material misstatement, further documentation and implementation of control procedures to address the identified risks of material misstatements in key process areas, and the implementation of monitoring activities over the components of our internal controls which would include holding personnel accountable to their responsibilities for the design and implementation of internal controls over financial reporting. There is no assurance that we will be successful in remediating the material weaknesses.

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

If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the Class A common stock could be adversely affected and we could become subject to litigation or investigations by

Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in our implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Class A common stock is currently listed on Nasdaq. Our continued eligibility for listing may depend on, among other things, compliance with minimum price and corporate governance requirements and timely filings with the SEC. On May 28, 2021, we received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) because it has not yet filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 with the SEC. We intend to file such Form 10-Q and expect to regain compliance shortly following the filing of this report. If Nasdaq delists our Class A common stock from trading on its exchange for failure to meet the Nasdaq listing standards, we and our stockholders could face significant material adverse consequences including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Lordstown Complex is a 640-acre manufacturing facility which we acquired on November 7, 2019. See “Business — Key Agreements, Partnerships and Technology” above for additional information about the acquisition and related agreements.

The Lordstown Complex consists of four main facilities in one location, in addition to multiple support buildings: (1) General Assembly, (2) a Body Shop, (3) Stamping and (4) a Paint Shop. The Lordstown Complex has approximately 6.2 million square feet of manufacturing space and significant production capacity that we believe will be more than sufficient to support its targeted ramp up over the next several years and provide ample capacity for further growth thereafter. We also have solar panels on-site, which generate approximately 2.2 megawatts of energy. The Lordstown Complex is in near-production-ready condition with modern robotics, painting, assembly and stamping equipment and we are in the process of making a significant retooling investment in order to commence full production of the Endurance.

Construction is in process on an 800,000 square foot propulsion production area, which will house production lines for in-wheel motors and lithium-ion battery packs, and is expected in time for the targeted start of limited production of the Endurance in late September 2021.

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

Item 3. Legal Proceedings

From time to time, we have and may become involved in legal proceedings arising in the ordinary course of business. We record a liability for loss contingencies in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. Our provisions are based on historical experience, current information and legal advice, and they may be adjusted in the future based on new developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties and the outcome of litigation and regulatory proceedings is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company as of the date of this report.

On October 30, 2020, the Company, together with executive officers Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, and certain of our employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order.  The parties engaged in discovery in anticipation of Karma seeking a preliminary injunction. To date, Karma has not moved for a preliminary injunction.  Karma retained new counsel in March 2021. On April 16, 2021, Karma filed an Amended Complaint that added additional defendants (two Company employees and two Company contractors that were previously employed by Karma) and a number of additional claims alleging generally that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. The Amended Complaint contains a total of 28 counts, including: (i) alleged violations under federal law of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act, (ii) alleged violations of California law for misappropriation of trade secrets and unfair competition; (iii) common law claims for breach for breach of contract and tortious interference with contract; (iv) common law claims for breach of contract, including confidentiality agreements, employment agreements and the non-binding letter of intent; and (v) alleged common law claims for breach of duties of loyalty and fiduciary duties.  The Amended Complaint also asserts claims for conspiracy, fraud, interstate racketeering activity, and violations of certain provisions of the California Penal Code relating to unauthorized computer access. Karma is seeking permanent injunctive relief and monetary damages. The Company is continuing to evaluate the matters asserted in the lawsuit, but intends to vigorously defend against these claims and believes there are strong defenses to the claims and the damages demanded. At this time, however, the Company cannot predict the outcome of this matter or estimate the possible loss or range of possible loss, if any. The proceedings are subject to uncertainties inherent in the litigation process.

Between March 18 and April 8, 2021, four related putative class action lawsuits were filed against us and certain of our officers in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”) (Case Nos. 21-cv-616, 21-cv-633, 21-cv-720 and 21-cv-760), asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the vehicle pre-orders and production timeline. On May 13, 2021, a fifth putative class action was filed against us and certain current and former officers and directors in the N.D. Ohio (Case no. 21-cv-994), asserting similar securities laws violations as the first four class actions and that the defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements relating to the Merger. On May 14, 2021, a sixth putative class action was filed against us and certain officers in the N.D. Ohio (Case no. 21-cv-1021), asserting similar securities laws violations as the first four class actions and that certain individual defendants violated Section 20A of the Exchange Act through insider sales while in possession of nonpublic information relating to the Company. The court has issued orders consolidating these six class actions under the case caption Rico v. Lordstown Motors Corp. et al., 21-cv-616 (N.D. Ohio). Lead Plaintiff motions are also currently pending before the court. On April 28, 2021 and May 21, 2021, two stockholder derivative complaints were also filed against certain current and former officers and directors of the Company and DiamondPeak in the U.S. District Court for the District of Delaware (Case Nos. 21-cv-604 and 21-cv-724). These derivative complaints purport to bring claims on behalf of the Company against certain individual defendants for violations of the Exchange Act, breach of fiduciary duty, unjust enrichment, and insider trading, relating to the vehicle pre-orders, production timeline, or Merger. We intend to vigorously defend against these claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

The Company has also received two subpoenas from the SEC for the production of documents and information, including relating to the merger between DiamondPeak and Legacy Lordstown and pre-orders of vehicles.  The Company is responding to the SEC’s requests and is cooperating with its inquiry.

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

Overview and 2020 Highlights

Our mission is to be a catalyst in the world’s transition to sustainable energy. We design, develop, and intend to manufacture the Endurance, the first electric full-size pickup truck targeted for sale to fleet customers. In addition, we intend to leverage our technologies by investing in the development additional all-electric vehicles geared for the commercial market. Located in Lordstown, Ohio, the Lordstown Complex spans 6.2 million square feet and is in a near-production-ready state. We also intend to build company-owned service centers where we offer maintenance, repair, parts, and other services related to our products.

Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. We introduced the Endurance in June 2020 and have been building beta vehicles during the first half of 2021. We are targeting commencement of limited production of the Endurance in late September 2021. As of result of cost increases due to challenges in the supply chain, among other factors, production will initially focus on a small number of vehicles for testing and certifications and to demonstrate the capabilities of the Endurance to customers and financing sources. We are seeking additional funding that will be necessary to scale up capacity and the further automation of manufacturing processes in order to complete our ramp up to full scale commercial production and launch the sale of our vehicles.

Our goal is to achieve a leadership position as an OEM vehicle supplier to the commercial fleet industry. We intend to do so by focusing on the following strengths:

●	a highly experienced and proven senior management team led by founder and CEO, Mr. Burns, with over 180 years of collective experience in the automotive and electric vehicle areas from prominent OEMs, including Workhorse, Tesla, Karma, Toyota, GM, Hyundai and Volkswagen;
●	the near-production-ready, strategically located manufacturing Lordstown Complex, that we believe offers significant advantages in terms of the time and cost necessary to reach full-scale commercial production;
●	approximately 800,000 square feet within the plant complex allocated for in-wheel hub motor and lithium-ion battery pack production and assembly, which together will account for our propulsion production;
●	the unique and efficient design of the Endurance incorporating advanced technology and engineering, including the use of in-wheel hub motors resulting in what we believe will be the fewest moving parts of any comparable vehicle currently available; and
●	a safe, reliable and efficient vehicle, designed for and targeted to the needs of the fleet market, that we believe will offer a significantly reduced total cost of ownership and compelling value as compared to currently available alternatives.

Within the broader trend of vehicle electrification, by targeting the sizable fleet market and focusing on its particular needs, we aim to obtain a “first mover” advantage, build strong customer relationships and capitalize on a significant market opportunity.

Production and Engineering. We developed a prototype and alpha build Endurance models including multiple skateboards for testing and validating the truck and future development opportunities. We are in the process of building more than 50 beta models that we will use to further refine the Endurance through crash, engineering and validation testing. We also expect to use these beta vehicles for demonstrations to customers. We have passed two of the most difficult crash tests – frontal and pole – and vehicles are performing as planned during other durability and validation tests. We continue to expect to achieve a 5 star crash test rating.

Manufacturing Facility. We consider our 6.2 million square foot, near-production ready Lordstown Complex one of our key competitive advantages. We acquired the plant from General Motors in 2019 and are in the process of repurposing and retooling the factory for electric vehicle production rather than internal combustion engine (“ICE”) vehicle production.

Propulsion Production and Assembly Lines. Along with the retooling of the assembly and production floor, we are building an approximate 800,000 square foot battery pack production and assembly and hub motor production capabilities.

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

First Sales and Service Center. We established our first sales and service center in Irvine, California. The facility, combined with our mobile service, will enable us to service commercial users in the southern California region. We have chosen California as the location for our first service center due to the favorable regulatory backdrop in the state, which is aggressively promoting more widespread adoption of electric vehicles. We have established Lordstown EV Sales, LLC, to receive direct orders from customers and have received our dealership license from California.

Strategic Relationships. We continue to build out our supply network and have an agreement with Elaphe to license and provide manufacturing services with respect to its in-wheel hub motors. We have secured long-term supply agreements with two leading global battery cell suppliers, representing two of the Endurance’s most critical components.

Camping World. We have continued discussions with Camping World (NYSE: CWH) to explore the creation of a national electric vehicle (“EV”) service and collision network for our vehicles, beginning with the Endurance. These discussions involve the development of a strategic service partnership that would include the re-design of certain existing Camping World service centers for electric vehicles, in specific jurisdictions, as well as other comprehensive service aspects such adding fast charging capabilities, and servicing and repairing Endurance vehicles.

Additionally, we are exploring with Camping World the development of new EV products and solutions for the RV marketplace based on the Endurance platform, including the first, all electric, high-volume production RV and a lithium-ion battery pack for travel trailers that would replace conventional gasoline onboard generators.

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

Results of Operations

(in thousands)

	Year ended	For the Period April 30, 2019
	December 31, 2020	to December 31, 2019
Net sales	$—	$—
Operating expenses
Selling and administrative expenses	28,787	4,526
Research and development expenses	73,694	5,865
Total operating expenses	102,481	10,391
Loss from operations	(102,481)	(10,391)
Other (expense) income
Other expense, net	(20,866)	—
Interest expense	(703)	—
Loss before income taxes	(124,050)	(10,391)
Income tax expense	—	—
Net loss	$(124,050)	$(10,391)

Selling and administrative expenses (“S&A”) generally consist of personnel and facilities costs related to marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services.

S&A increased from $4.5 million for the period from April 30, 2019 to December 31, 2019 to $28.8 million in the year ended December 31, 2020 mainly due to transaction costs from recapitalization ($12 million) and hiring ramp up ($6 million).

R&D expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services.

R&D increased from $5.9 million in the period from April 30, 2019 to December 31, 2019 to $73.7 million in the year ended December 31, 2020 mainly due to expenditures in the completion of the design of the Endurance electric pick-up truck ($28 million) plus building of prototype vehicles and for the preparation of the construction of beta vehicles ($17 million).

Other expense, net in the year ended December 31, 2020 mainly consisted of a $23.5 million non-cash charge related to the change in fair value of our Public and Private Warrants which was partially offset by the gain on sale of excess equipment at the Lordstown Complex.

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

In 2021, our research and development expenses and capital expenditures have increased significantly over 2020 levels to build capacity and invest in additional products and technologies, and are higher than anticipated due to additional spending needed to (1) complete our beta program, (2) conduct vehicle validation tests, (3) secure necessary parts/equipment for production, and (4) utilize third-party engineering resources. This was due in part to the stress that the COVID-19 pandemic has put on the global automotive supply chain. As we have engaged potential third-party suppliers for certain components, the pricing and/or availability being offered was not consistent with our expectations and timing, so we made a strategic decision to bring development of certain components, such as the frame, in house. While this decision requires more upfront spending and the need for additional funding from future financing, we believe the return on our investments will allow us to control key components and the projected timelines that we establish.

In addition, in order to secure adequate supply of battery cells, we have agreements with certain suppliers which obligate us to purchase a minimum volume at approximately $16.3 million, $139.4 million and $273.6 million in 2021, 2022, and 2023, respectively, subject to change for increases in raw material pricing.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements included in this report are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued.

When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

We had cash and cash equivalents of approximately $629.8 million and an accumulated deficit of $134.4 million at December 31, 2020 and a net loss of $124.1 million for the year ended December 31, 2020. Our ability to continue as a going concern is dependent on our ability to complete the development of our electric vehicles, obtain regulatory approval, begin commercial scale production and launch the sale of such vehicles. We believe that our current level of cash and cash equivalents are not sufficient to fund commercial scale production and the launch of sale of such vehicles. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this report.

To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

We accepted an invitation from the U.S. Department of Energy to start the process toward securing an ATVM loan. If we are successful in completing this stage, we may receive a term sheet, but we cannot guarantee we will reach that stage or be approved for a loan or provide any assurance as to the amount or timing of any loan that we may receive. Broadly speaking, prior ATVM loans were offered at Treasury rates for interest expense, required that the proceeds be spent on plant retooling or R&D activities and have imposed initial cash collateral requirements. We are currently in the due diligence phase and there can be no assurance when or if we will receive an ATVM loan. We are also pursuing tax credits and grants across multiple jurisdictions.

Unless and until we secure such additional funding, we have made adjustments to our production timeline and processes. Expected Endurance production in 2021 will be limited and we will need additional funding for 2022 production and to establish higher volume, sustained capacity and generally to reach full scale commercial production as contemplated by our business plan. In order to manage liquidity, expenditures will continue at a reduced pace and will relate primarily to retooling plans that will allow us to provide the limited capacity by the end of 2021 for testing and certifications and to demonstrate the capabilities of the Endurance to customers and financing sources.

If we are unable to raise additional capital in the near term, our operations and production plans will be scaled back or curtailed and, if any funds raised are insufficient to provide a bridge to full commercial production and generation of sufficient funds from operations, our successful operation and growth would be impeded.

Summary of Cash Flows

(in thousands)

	Year ended	For the Period April 30, 2019
	December 31, 2020	to December 31, 2019
Net cash used by operating activities	$(99,595)	$(5,202)
Net cash used by investing activities	$(50,249)	$(133)
Net cash provided by financing activities	$777,447	$7,494

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative expenses.

Net cash used in operating activities increased to $99.6 million during the year ended December 31, 2020 from $5.2 million from the period from April 30, 2019 to December 31, 2019. This increase was primarily due to increase in R&D expenditures to bring the Endurance to market, increase in headcount for the personnel ramp up and marketing expenses.

Cash Flows from Investing Activities

The net cash used in investing activities increased to $50.2 million for the year ended December 31, 2020 from $0.1 million for the period from April 30, 2019 to December 31, 2019 primarily due to purchase of capital assets related to the Lordstown Complex re-tooling in preparation for the manufacturing of the Endurance pickup truck.

Cash Flows from Financing Activities

Cash flows from financing activities during the year ended December 31, 2020 consisted primarily of $701.5 million from cash received in recapitalization, net of transaction costs, $37.8 million from related party notes payable and $30.7 million from shares issued for exercise warrants. Cash flows from financing activities during the period from April 30, 2019 to December 31, 2019 consisted primarily of $7.5 million from issuance of common stock.

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

Critical Accounting Policies

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. In connection with the preparation of the consolidated financial statements for the years ended December 31, 2020, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements, and concluded that substantial doubt existed as to our ability to continue as a going concern as further discussed in Note 1 to the Consolidated Financial Statements. In addition, our independent auditors, in their report on the audited financial statements for the year ended December 31, 2020, expressed substantial doubt about our ability to continue as a going concern.

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

Warrants

The Company accounts for its Public and Private Warrants as described in Note 4 to the consolidated financial statements in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which the Public Warrants and Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public and Private Warrants as liabilities at their fair value and adjusts the Public and Private Warrants to fair value at each reporting period or at the time of settlement. Any change in fair value is recognized in the statement of operations. The Public Warrants were redeemed on January 27, 2021.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

LORDSTOWN MOTORS CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lordstown Motors Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lordstown Motors Corp. and subsidiary (the Company) as of December 31, 2020 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year in the ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Correction of Misstatements

As discussed in Note 2 to the consolidated financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company does not have sufficient liquidity to fund commercial scale production and the launch of sale of its electric vehicles which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York
March 24, 2021, except for Notes 1, 2, 3, 4, and 13 as to which the date is June 8, 2021

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

Cincinnati, OH

August 24, 2020

Page intentionally left bank

Lordstown Motors Corp.

Consolidated Balance Sheets
(in thousands except share data)

	Restated
	December 31, 2020	December 31, 2019
ASSETS:
Current Assets
Cash and cash equivalents	$629,761	$2,159
Accounts receivable	21	—
Prepaid expenses and other current assets	24,663	—
Total current assets	$654,445	$2,159
Property, plant and equipment	101,663	20,276
Intangible assets	11,111	11,111
Total Assets	$767,219	$33,546
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$32,536	$1,802
Accrued and other current liabilities	1,538	415
Due to related party	—	2,631
Related party notes payable	—	20,142
Total current liabilities	$34,074	$24,990
Note payable	1,015	—
Warrant Liability	101,392	—
Total liabilities	$136,481	$24,990
Stockholders’ equity
Common stock, $0.0001 par value, 300,000,000 shares authorized; 168,007,960 and 68,279,182 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	$17	$7
Additional paid in capital	765,162	18,940
Accumulated deficit	(134,441)	(10,391)
Total stockholders’ equity	$630,738	$8,556
Total liabilities and stockholder's equity	$767,219	$33,546

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp.

Consolidated Statement of Operations

(in thousands except for per share information)

	Restated	For the period
	Year ended	from April 30, 2019
	December 31, 2020	to December 31, 2019
Net sales	$—	$—
Operating expenses
Selling and administrative expenses	28,787	4,526
Research and development expenses	73,694	5,865
Total operating expenses	$102,481	$10,391
Loss from operations	$(102,481)	$(10,391)
Other (expense) income
Other expense, net	(20,866)	—
Interest expense	(703)	—
Loss before income taxes	$(124,050)	$(10,391)
Income tax expense	—	—
Net loss	$(124,050)	$(10,391)
Loss per share attributable to common shareholders
Basic & Diluted	$(1.28)	$(0.15)
Weighted-average number of common shares outstanding
Basic & Diluted	96,716	68,279

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp.

Consolidated Statement of Stockholders’ Equity

(in thousands)

			Restated		Restated
			Additional	Restated	Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Inception at April 30, 2019	—	$—	$—	$—	$—
Issuance of common stock	68,279	7	18,598	—	18,605
Stock compensation		—	342	—	342
Net loss		—	—	(10,391)	(10,391)
Balance at December 31, 2019	68,279	$7	$18,940	$(10,391)	$8,556
Issuance of common stock	8,652	2	6,437	—	6,439
Common stock issued for conversion of notes payable	4,032	0	38,725	—	38,725
Common stock issued for exercise of warrants	2,669	—	53,724	—	53,724
Common stock issued in recapitalization, net of redemptions and transaction costs	84,376	8	644,581	—	644,589
Stock compensation		—	2,755	—	2,755
Net loss		—	—	(124,050)	(124,050)
Balance at December 31, 2020	168,008	$17	$765,162	$(134,441)	$630,738

All activity and balances related to common stock and additional paid-in capital prior to the business combination have been restated based on the Exchange Ratio in the Merger Agreement.

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp

Consolidated Statement of Cash Flows

(in thousands)

	Restated	For the period from
	Year ended	April 30, 2019
	December 31, 2020	to December 31, 2019
Cash flows from operating activities
Net loss	$(124,050)	$(10,391)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	2,755	342
Gain on disposal of fixed assets	(2,346)	—
Non-cash change in fair value related to warrants	23,493	—
Changes in assets and liabilities:
Accounts receivables	(21)	—
Prepaid expenses	(24,663)	—
Accounts payable	25,767	1,801
Accrued expenses and due to related party	(531)	3,046
Cash used by operating activities	$(99,596)	$(5,202)
Cash flows from investing activities	$	$
Purchases of capital assets	(52,645)	(133)
Proceeds from the sale of capital assets	2,396	—
Cash used by investing activities	$(50,249)	$(133)
Cash flows from financing activities	$	$
Proceeds from notes payable	38,796	—
Cash received in recapitalization, net of transaction costs	701,520	—
Cash proceeds from exercise of warrants	30,692	—
Issuance of common stock	6,439	7,494
Cash provided by financing activities	$777,447	$7,494
Increase in cash and cash equivalents	$627,602	$2,159
Cash and cash equivalents, beginning balance	2,159	—
Cash and cash equivalents, ending balance	$629,761	$2,159

Non cash items
Conversion of notes payable to equity	$38,725	$—
Capital assets acquired with payables	$5,592	$20,142
Capital assets exchanged for equity	$23,200	$—
Common stock issued in exchange for intangible assets	$—	$11,111

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of Business

Lordstown Motors Corp., a Delaware corporation (“Lordstown” or the “Company”), is an automotive company with the goal of becoming an original equipment manufacturer (OEM) of electrically powered pickup trucks and vehicles for fleet customers in pursuit of accelerating the sustainable future and setting new standards in the industry. The Company is in its initial design and testing phase related to its production of the Endurance pickup truck and has yet to bring a completed product to market.

Business Combination and Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary. All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts in the prior years’ balance sheet, consolidated statements of changes in stockholders’ equity and statements of cash flows and have been reclassified to conform to the current year presentation.

On October 23, 2020 (the “Closing Date”), Diamond Peak Holdings Corp. (“DiamondPeak”), consummated the transactions contemplated by the agreement and plan of merger (the “Merger Agreement”), dated August 1, 2020, among DiamondPeak, Lordstown EV Corporation (formerly known as Lordstown Motors Corp.), a Delaware corporation (“Legacy LMC”), and DPL Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy LMC with Legacy LMC surviving the merger (the “Merger”) and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), DiamondPeak changed its name to Lordstown Motors Corp (the “Company”) and Legacy LMC became a wholly owned subsidiary of Diamond Peak.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $0.0001 per share, of Legacy LMC (“Legacy LMC Common Stock”) was converted into 55.8817 shares (the “Exchange Ratio”) of Class A common stock, par value $0.0001 per share, of the Company (“Class A common stock”), resulting in an aggregate of 75,918,063 shares of Class A common stock issued to Legacy LMC stockholders. At the Effective Time, each outstanding option to purchase Legacy LMC Common Stock (“Legacy LMC Options”), whether vested or unvested, was automatically converted into an option to purchase a number of shares of Class A common stock equal to the product of (x) the number of shares of Legacy LMC Common Stock subject to such Legacy LMC Option and (y) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of Legacy LMC Common Stock of such Legacy LMC Option immediately prior to the Effective Time divided by (B) the Exchange Ratio.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as in effect prior to the Closing, each outstanding share of DiamondPeak’s Class B common stock, par value $0.0001 per share, was automatically converted into one share of Class A common stock at the Closing, resulting in an issuance of 7 million shares of Class A common stock in the aggregate.

In connection with the Closing, the Company (a) issued and sold an aggregate of 50 million shares of Class A common stock for $10.00 per share at an aggregate purchase price of $500 million pursuant to previously announced subscription agreements with certain investors (the “PIPE Investors”), (b) issued an aggregate of approximately 4 million shares of Class A common stock to holders of $40 million in aggregate principal amount plus accrued interest, upon automatic conversion of Legacy LMC convertible promissory notes into Class A common stock at a conversion price of $10.00 per share (the “Note Conversions”), and (c) issued warrants to purchase 1.6 million shares of Class A common stock (“BGL Warrants”) a purchase price of $10.00 per share to a third party. Additionally, the Company assumed 9.3 million Public Warrants (defined below) and 5.1 million Private Warrants (defined below) both of which were originally issued by DiamondPeak with an exercise price of $11.50. In December 2020, 2.7 million of the Public Warrants were exercised which resulted in $30.7 million in proceeds. In January 2021, a significant portion of the remaining Public Warrants and 0.6 million of the Private Warrants were exercised upon payment of the cash exercise price, which resulted in cash proceeds of $82.0 million.

Pursuant to the Business Combination, the merger between a DiamondPeak and Legacy LMC was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, Legacy LMC was deemed to be the accounting acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy LMC issuing stock for the net assets of DiamondPeak, accompanied by a recapitalization. The net assets of Diamond Peak are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy LMC. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

As part of the Business Combination, we recorded $644.6 million in equity for the recapitalization, net of transaction costs and $100.9 million in liabilities related to the Public Warrants and Private Warrants described in Note 4. The Company received cash proceeds of $701.5 million as a result of the Business Combination which was net of the settlement of the $20.8 million Related party note payable and $23.2 million in property purchased through equity both as described in Note 5. Additionally, the $5 million Convertible Note described in Note 6 and the $5.9 million amount in Due to related party as described in Note 9 were also settled in conjunction with the Business Combination.

Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company had cash and cash equivalents of approximately $629.8 million and an accumulated deficit of $134.4 million at December 31, 2020 and a net loss of $124.1 million for the year ended December 31, 2020.

Since inception, the Company has been developing its flagship vehicle, the Endurance, an electric full-size pickup truck. The Company’s ability to continue as a going concern is dependent on its ability to complete the development of its electric vehicles, obtain regulatory approval, begin commercial scale production and launch the sale of such vehicles. The Company believes that our current level of cash and cash equivalents are not sufficient to fund commercial scale production and the launch of sale of such vehicles. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

To alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

NOTE 2 — RESTATEMENT OF CONSOLIDATED STATEMENTS

The Company has restated its consolidated balance sheet as of December 31, 2020 and its consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, along with certain related notes to such restated consolidated financial statements.

On April 12, 2021, the SEC Staff released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs") (the "SEC Staff Statement"). The SEC Staff Statement highlighted potential accounting implications of certain terms that are common in warrants issued in connection with initial public offerings of SPACs. The SEC Staff Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants that could result in the warrants issued by SPACs being classified as a liability measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period, rather than as equity.

In light of the SEC Staff Statement, the Company re-evaluated its historical accounting for the following warrants issued by the Company as equity: (i) warrants (the “Public Warrants”) to purchase shares of Class A common stock, originally issued in our initial public offering (“Initial Public Offering”), (ii) warrants (the “Private Placement Warrants” and together with the Public Warrants and the BGL Warrants, the “Warrants”) to purchase Class A common stock issued in a private placement to our sponsor and anchor investor at the time of the Initial Public Offering, and (iii) the BGL Warrants. The rights of holders of the Warrants are governed by warrant agreements between American Stock Transfer & Trust Company, as warrant agent, and the Company (the “Warrant Agreements”). As of December 31, 2020, we had 13,380,680 Warrants outstanding. As of March 31, 2021, 2,306,418 Private Placement Warrants and 1,649,489 BGL Warrants were outstanding as a result of exercises of Public Warrants and Private Warrants for cash proceeds to the Company of approximately $82.0 million and redemption of the remaining Public Warrants during the quarter ended March 31, 2021.

The Company’s management evaluated the terms of the Warrant Agreements and concluded that the Public and Private Warrants include the type of provisions (the “Provisions”) interpreted in the SEC Staff Statement that preclude these warrants from being classified as components of equity. As a result, the Company has reclassified the Public and Private Warrants as liabilities in the Company’s audited financial statements for the year ended December 31, 2020.

The Public and Private Warrants were recorded in the Company’s consolidated financial statements as a result of the Business Combination between DiamondPeak and Lordstown EV Corporation (formerly known as Lordstown Motors Corp.) and the reverse recapitalization that occurred on October 23, 2020 and did not impact any reporting periods prior to the Business Combination. The Company determined that the fair value of the Public and Private Warrants was $100.9 million as of the date of the Business Combination. The Company recorded the changes in fair value of the Public and Private Warrants prior to settlement or period end within the statement of operations which totaled a charge $23.5 million for the year ended December 31, 2020. See further details related to the fair value of the Public and Private Warrants within Note 4.  The Company also confirmed the accounting for the BGL Warrants and determined that the BGL Warrants are properly classified as equity as these warrants qualify as share-based compensation under ASC Topic 718.

As part of this restatement, the Company also corrected other errors that were identified for the year ended December 31, 2020 including the reporting of capital assets acquired through accounts payable and certain events which occurred at the Closing of the Business Combination on the consolidated statement of cash flows and the disclosure of minimum purchase obligations.

The table below summarizes the changes to our financial statements:

(in thousands except for per share amounts)

Consolidated Balance Sheet	Originally Reported	Adjustments	Restated
Warrant Liability	$—	$101,392	$101,392
Total liabilities	35,089	101,392	136,481
Additional paid in capital	843,061	(77,899)	765,162
Accumulated deficit	(110,948)	(23,493)	(134,441)
Total stockholders’ equity	732,130	(101,392)	630,738

Consolidated Statement of Operations
Other expense, net	2,627	(23,493)	(20,866)
Loss before income taxes	(100,557)	(23,493)	(124,050)
Net loss	(100,557)	(23,493)	(124,050)
Loss per share attributable to common shareholders
Basic & Diluted	(1.04)	(0.24)	(1.28)

Consolidated Statement of Stockholders' Equity
Common stock issued for exercise of warrants	30,692	23,032	53,724
Common stock issued in recapitalization, net of redemptions and transaction costs	745,512	(100,931)	644,581
Net loss	(100,557)	(23,493)	(124,050)
Additional Paid-In Capital - Balance at December 31, 2020	843,061	(77,899)	765,162
Accumulated Deficit - Balance at December 31, 2020	(110,948)	(23,493)	(134,441)
Total Stockholders' Equity	732,130	(101,392)	630,738

Statement of Cashflows
Net loss	(100,557)	(23,493)	(124,050)
Non-cash change in fair value related to warrants	—	23,493	23,493
Prepaid expenses	(17,367)	(7,296)	(24,663)
Accounts payable	31,360	(5,593)	25,767
Accrued expenses and due to related party	21,856	(22,387)	(531)
Cash used by operating activities	(64,320)	(35,276)	(99,596)
Purchases of capital assets	(58,237)	5,592	(52,645)
Cash used by investing activities	(55,841)	5,592	(50,249)
Cash received in recapitalization, net of transaction costs	671,836	29,684	701,520
Cash provided by financing activities	747,763	29,684	777,447
Capital assets acquired with payables	—	5,592	5,592

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Stock-based compensation

The Company has adopted ASC Topic 718, Accounting for Stock-Based Compensation (“ASC Topic 718”), which establishes a fair value-based method of accounting for stock-based compensation plans. In accordance with ASC Topic 718, the cost of stock-based awards issued to employees and non-employees over the awards' vest period is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, expected option life and risk-free interest rate.

The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. Further, pursuant to ASU 2016-09 – Compensation – Stock Compensation (Topic 718), the Company has elected to account for forfeitures as they occur.

Warrants

The Company accounts for its Public and Private Warrants as described in Note 4 in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which the Public Warrants and Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public and Private Warrants as liabilities at their fair value and adjusts the Public and Private Warrants to fair value at each reporting period or at the time of settlement. Any change in fair value is recognized in the statement of operations.

Income taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (ASC Topic 740). Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.

Recent accounting pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 extends the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 amendments are effective for the Company beginning January 1, 2020 and interim periods within fiscal years beginning after December 15, 2020. The Company adopted this guidance in 2020 but determined that there was no material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC Topic 842”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASC Topic 842 is effective for the Company beginning after December 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance on the consolidated financial statements.

NOTE 4 — FAIR VALUE MEASUREMENTS (RESTATED)

The Company follows the accounting guidance in ASC Topic 820 for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes when inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value.

The Public and Private Warrants are classified as a liability with any changes in the fair value recognized immediately in our consolidated statements of operations. The following table summarizes the net loss on changes in fair value (in thousands) related to the Public and Private Warrants:

Year ended
December 31, 2020
Public Warrants	$(17,920)
Private Warrants	(5,573)
Net loss on changes in fair value	$(23,493)

Observed prices for the Public Warrants are used as Level 1 inputs as they were actively traded until being redeemed in January 2021. The Private Warrants are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using a Monte Carlo option pricing model that uses observable and unobservable market data as inputs.

A Monte Carlo model was used to simulate a multitude of price paths to measure fair value of the Private Warrants. The Monte Carlo models two possible outcomes for the stock price each trading day – up or down – based on the prior day’s price. The calculations underlying the model specify the implied risk-neutral probability that the stock price will move up or down, and the magnitude of the movements, given the stock’s volatility and the risk-free rate. This analysis simulates possible paths for the stock price over the term of the Private Warrants. For each simulated price path, we evaluate the conditions under which the Company could redeem each Private Warrant for a fraction of whole shares of the underlying as detailed within the Warrant Agreement. If the conditions are met, we assume redemptions would occur, although the Private Warrant holders would have the option to immediately exercise if it were more advantageous to do so. For each simulated price path, if a redemption does not occur the holders are assumed to exercise the Private Warrants if the stock price exceeds the exercise price at the end of the term. Proceeds from either the redemption or the exercise of the Private Warrants are reduced to a present value amount at each measurement date using the risk-free rate for each simulated price path. Present value indications from iterated priced paths were averaged to derive an indication of value for the Private Warrants.

At each measurement date, we use a stock price volatility input of 50% for the Monte Carlo model. This assumption considers observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants, as well as the volatility implied by the traded options of the Company. The risk-free rates utilized were 0.458% and 0.413% for the valuations as of October 23, 2020 and December 31, 2020, respectively.

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2019
Cash and cash equivalents	$2,159	$2,159	$—	$—

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2020
Cash and cash equivalents	$629,761	$629,761	$—	$—
Public Warrants	57,515	57,515	—	—
Private Warrants	43,877	—	—	43,877

The following table summarizes the change in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2019	Additions	Settlements	Loss / (Gain) on fair value adjustments included in earnings	Balance at December 31, 2020
Private Warrants	$—	38,304	—	5,573	$43,877

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following at December 31:

(in thousands)

	2020	2019
Property, Plant & Equipment
Land	$326	$—
Buildings	6,223	—
Machinery and equipment	38,443	—
Vehicles	142	—
Construction in progress	56,529	20,276
	$101,663	$20,276
Less: Accumulated depreciation	—	—
Total	$101,663	$20,276

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

Property, plant and equipment consist of an idle assembly and manufacturing plant in Lordstown, Ohio. The facility is equipped with the tooling necessary to begin production of the Endurance pickup truck along with all personal property, purchased from GM in November 2019 for $20 million. In early 2019, GM made the decision to halt manufacturing on its Chevrolet Cruze sedan which was manufactured at its Lordstown plant. The plant remained closed with no production until GM and the Company were able to agree on the terms of the asset purchase, which resulted in a purchase price significantly lower than the fair market value of the assets acquired. The plant was acquired in exchange for a Note Payable (refer to Note 6 below). This note was satisfied with equity at the consummation of the Business Combination.

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

The Company recorded $0.3 million and $0.1 million of capitalized interest during the year ended December 31, 2020 and during the period from April 30, 2019 to December 31, 2019, respectively, as the facility assets underwent activities necessary to bring them to their intended use. Beginning April 1, 2020, activity on the facility stopped due to the shutdown caused by the COVID-19 pandemic. As these activities were no longer ongoing, interest capitalization on the Note Payable was suspended. Therefore, interest from April 1, 2020 through the date of the Business Combination which totaled $0.4 million was expensed as incurred. Refer to Note 6 for further details on the Related party notes payable.

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

NOTE 6 — RELATED PARTY NOTES PAYABLE

On May 28, 2020, the Company entered into a Convertible Promissory Note (the “Convertible Note”) with GM that provides a financing to the Company of up to $10 million secured by the Company’s property, plant and equipment and intangible assets. Pursuant to the terms of the Convertible Note, the Company had the ability to periodically draw down on the Convertible note to meet its working capital needs. The $5 million balance of this note was converted to equity at closing of the Business Combination described in Note 1.

On November 7, 2019, the Company entered into an Asset Transfer Agreement and Operating Agreement (collectively, the “Agreements”) with GM. The Company’s obligations payable pursuant to the Agreements were secured by the property, plant and equipment described in Note 5, as evidenced by the Open-End Mortgage, Assignment of Rents, Security Agreement and Fixture Filing entered into by Lordstown in favor of GM. The Company imputed interest of 5% on the $20 million purchase price until February 1, 2020 when the stated interest rate of 7% began per the terms of the Asset Transfer Agreement. Interest for the years ended December 31, 2020 and 2019 related to the Agreements totaled $0.7 million and $0.1 million, respectively, of which $0.4 million was capitalized as part of PP&E as described in Note 5 and $0.4 million expensed as incurred. This Related party note which totaled $20.8 million was converted to equity during the Business Combination described in Note 1. The outstanding balance as of December 31, 2019 was $20.1 million.

NOTE 7 — INTANGIBLES OTHER THAN GOODWILL

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

NOTE 8 — NOTE PAYABLE

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

During the quarter ended September 30, 2020, the Company entered into a “Placement Agency Agreement” with Maxim Group, LLC. Pursuant to the terms of the agreement, the Company issued “Convertible Promissory Notes” to a series of investors for proceeds worth $38.7 million net of transaction costs. During the year ended December 31, 2020, the Company recorded $0.3 million of interest related to the Convertible Promissory Notes. In connection with the Closing described in Note 1, the Company issued an aggregate of approximately 4 million shares of Class A common stock in exchange for the Convertible Promissory Notes which we reflected as a noncash transaction on the consolidated statement of cash flow.

NOTE 9 — DUE TO RELATED PARTY

In conjunction with the Operating Agreement prescribed in Note 6, the Company was required to reimburse GM for expenditures related to general plant maintenance and compliance associated with the Lordstown facility. The Company recorded expenses of $2.6 million during the period from April 30, 2019 to December 31, 2019, which is reflected in the balance sheet as of December 31, 2019 in Due to related party. We recorded expenses of $3.3 million during the year ended December 31, 2020. These amounts which totaled $5.9 million were converted to equity as part of the business combination. All expenses were recorded to the Selling and administrative expenses line item on the consolidated statements of operations. As of December 31, 2020, GM was no longer determined to be a related party.

NOTE 10 — STOCK-BASED COMPENSATION

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

The Company recognizes compensation expense for the shares equal to the fair value of the option at the time of grant. The expense is recognized on a straight-line basis over the vesting period of the awards. The estimated fair value of each stock option grant was computed using the following weighted average assumptions:

	December 31,	December 31,
	2020	2019
Risk-free interest rate	1.59%	1.73-1.93%
Expected term (life) of options (in years)	10.0	10.0
Expected dividends	—%	—%
Expected volatility	50%	50%

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

NOTE 11 — CAPITAL STOCK AND EARNINGS PER SHARE

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

The weighted-average number of shares outstanding for basic and diluted loss per share is as follows:

(in thousands)

		For the period
	For the year ended	from April 30, 2019 to
	December 31, 2020	December 31, 2019
Basic and diluted weighted average shares outstanding	96,716	68,279

NOTE 12 — INCOME TAXES

The reconciliation of the statutory federal income tax with the provision for income taxes is as follows at December 31:

(in thousands except for rate)

	2020	Rate	2019	Rate
Federal tax benefit as statutory rates - restated	$(26,050)	(21.0)%	$(2,182)	(21.0)%
Stock based compensation	192	0.2	21	0.2
Other permanent differences	32	—	1	—
Change in valuation allowance - restated	25,826	20.8	2,160	20.8
Total tax benefit	$—	—%	$—	—%

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

Components of the Company's deferred tax assets are as follows at December 31:

	2020	2019
Deferred tax assets:
Non-qualified stock options	$436	$50
Net operating losses	27,550	2,110
Total deferred tax assets	27,986	2,160
Valuation allowance	(27,986)	(2,160)
Total deferred tax assets, net of valuation allowance	$—	$—

At December 31, 2020 and 2019, respectively, the Company had $131.2 million and $10.0 million of federal net operating losses that carry forward indefinitely. No federal income taxes were paid during 2020 or 2019.

NOTE 13 — COMMITMENTS AND CONTINGENCIES (RESTATED)

The Company has entered into supply agreements with Samsung and LG Energy Solution to purchase lithium-ion cylindrical battery cells. The agreements generally have initial four- to five-year terms, subject to earlier termination rights. The agreements provide for certain pricing and minimum quantity parameters, including our obligation to purchase such minimum amounts which total approximately $16.3 million, $139.4 million and $273.6 million in 2021, 2022, and 2023, respectively subject to change for increases in raw material pricing.

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

On October 30, 2020, the Company, together with executive officers Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, and certain of our employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order. The parties engaged in discovery in anticipation of Karma seeking a preliminary injunction. To date, Karma has not moved for a preliminary injunction.  Karma retained new counsel in March 2021. On April 16, 2021, Karma filed an Amended Complaint that added additional defendants (two Company employees and two Company contractors that were previously employed by Karma) and a number of additional claims alleging generally that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. The Amended Complaint contains a total of 28 counts, including: (i) alleged violations under federal law of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act, (ii) alleged violations of California law for misappropriation of trade secrets and unfair competition; (iii) common law claims for breach for breach of contract and tortious interference with contract; (iv) common law claims for breach of contract, including confidentiality agreements, employment agreements and the non-binding letter of intent; and (v) alleged common law claims for breach of duties of loyalty and fiduciary duties. The Amended Complaint also asserts claims for conspiracy, fraud, interstate racketeering activity, and violations of certain provisions of the California Penal Code relating to unauthorized computer access. Karma is seeking permanent injunctive relief and monetary damages. The Company is continuing to evaluate the matters asserted in the lawsuit, but intends to vigorously defend against these claims and believes there are strong defenses to the claims and the damages demanded. At this time, however, the Company cannot predict the outcome of this matter or estimate the possible loss or range of possible loss, if any. The proceedings are subject to uncertainties inherent in the litigation process.

Between March 18 and April 8, 2021, four related putative class action lawsuits were filed against us and certain of our officers in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”) (Case Nos. 21-cv-616, 21-cv-633, 21-cv-720 and 21-cv-760), asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the vehicle pre-orders and production timeline. On May 13, 2021, a fifth putative class action was filed against us and certain current and former officers and directors in the N.D. Ohio (Case no. 21-cv-994), asserting similar securities laws violations as the first four class actions and that the defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements relating to the Merger. On May 14, 2021, a sixth putative class action was filed against us and certain officers in the N.D. Ohio (Case no. 21-cv-1021), asserting similar securities laws violations as the first four class actions and that certain individual defendants violated Section 20A of the Exchange Act through insider sales while in possession of nonpublic information relating to the Company. The court has issued orders consolidating these six class actions under the case caption Rico v. Lordstown Motors Corp. et al., 21-cv-616 (N.D. Ohio). Lead Plaintiff motions are also currently pending before the court. On April 28, 2021 and May 21, 2021, two stockholder derivative complaints were also filed against certain current and former officers and directors of the Company and DiamondPeak in the U.S. District Court for the District of Delaware (Case Nos. 21-cv-604 and 21-cv-724). These derivative complaints purport to bring claims on behalf of the Company against certain individual defendants for violations of the Exchange Act, breach of fiduciary duty, unjust enrichment, and insider trading, relating to the vehicle pre-orders, production timeline, or Merger. We intend to vigorously defend against these claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

The Company has also received two subpoenas from the SEC for the production of documents and information, including relating to the merger between DiamondPeak and Legacy Lordstown and pre-orders of vehicles. The Company is responding to the SEC’s requests and is cooperating with its inquiry.

Except as described above, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

NOTE 14 — RELATED PARTY TRANSACTIONS

On November 7, 2019, the Company entered into an Asset Transfer Agreement, inclusive of an Operating Agreement, along with a separate Open-End Mortgage Agreement (collectively, the “Agreements”) with GM. Pursuant to the Agreements, the Company incurred indebtedness in the principal amount of $20.0 million, secured by the real property described in Note 4. Refer to Note 5 for further details on the related party Note Payable.

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

As of December 31, 2020, GM was no longer determined to be a related party.

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

NOTE 15 — LEASE COMMITMENTS

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due to the material weaknesses discussed below.

Management’s Report on Internal Controls over Financial Reporting

As discussed elsewhere in this report, we completed the Business Combination on October 23, 2020. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel, as further discussed below. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2020. Accordingly, we have excluded management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations. This report also does not contain an attestation report of our registered public accounting firm regarding internal control over financial reporting since the Company, as an “emerging growth company,” is not required to provide such report.

Notwithstanding the foregoing, while preparing the Company’s financial statements, our management identified the following material weaknesses in internal control over financial reporting:

•	The Company did not have a sufficient number of trained resources with the appropriate technical accounting skills and knowledge with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting.
•	The Company did not have an effective risk assessment process that successfully identified and assessed risks of material misstatement to ensure controls were designed and implemented to respond to those risks.
•	The Company did not have an effective monitoring process to assess the consistent operation of internal control over financial reporting and to remediate known control deficiencies.

As a consequence, the Company did not effectively design, implement and operate process-level control activities related to procure-to-pay (including operating expenses, prepaid expenses, accounts payable, and accrued liabilities), property, plant and equipment, warrant liability, and the financial reporting process (including the manual journal entries).

These control deficiencies resulted in the restatement of our December 31, 2020 financial statements as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.” These control deficiencies also caused other immaterial misstatements, some of which were corrected, in our consolidated financial statements as of and for the year ended December 31, 2020. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we conclude that the deficiencies represent material weaknesses in internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2020.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to our financial statements that would be material and would not be prevented or detected on a timely basis.

Our management is preparing a remediation plan to be instituted in 2021 under the oversight of the Audit Committee. The plan is expected to involve hiring and training additional qualified personnel, performing detailed risk assessments in key process areas to identify risks of material misstatement, further documentation and implementation of control procedures to address the identified risks of material misstatements in key process areas, and the implementation of monitoring activities over the components of our internal controls which would include holding personnel accountable to their responsibilities for the design and implementation of internal controls over financial reporting.

There is no assurance that we will be successful in remediating the material weaknesses.

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed above, we are designing a plan and implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting.

Item 9B. Other Information

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

Thomas V. Canepa. Mr. Canepa has served as our General Counsel and Corporate Secretary since October 2020. Mr. Canepa served as the Legacy Lordstown’s General Counsel and Corporate Secretary from October 2019 until October 2020, and represented it and Mr. Burns during the start-up and negotiations with GM and Workhorse Group. Mr. Canepa has served as the President of Thomas V. Canepa P.C. since January 2015 and served as an attorney with Gensburg Calandriello & Kanter, P.C. from November 2016 to June 2018. Mr. Canepa has over 30 years of experience in corporate and entity formation, corporate and real estate transactions, start-up ventures, finance, joint ventures, mergers, acquisitions and client divestitures. Mr. Canepa has served as counsel to numerous clients in the fields of real estate, intellectual property and technology development, healthcare, sports, media and entertainment, energy, environment, transportation, and agriculture. Mr. Canepa served as counsel to several of Mr. Burns’ prior companies. Previously, Mr. Canepa served as General Counsel of Pitchfork Media, which was acquired by Conde Nast.

Non-Employee Directors

David T. Hamamoto. Mr. Hamamoto served as DiamondPeak’s Chairman and Chief Executive Officer since inception in November 2018 until October 2020 and continues to serve as our director. He is the Founder of DiamondHead Partners, LLC, which he established in 2017. Mr. Hamamoto has served as the Chief Executive Officer and a Director for DiamondHead Holdings Corp. since January 2021. Previously, he served as Executive Vice Chairman of Colony NorthStar (now Colony Capital, Inc. (NYSE: CLNY)), a real estate and investment management firm, from January 2017 through January 2018. The NorthStar companies, which he founded, were sold to Colony Capital in January 2017. Prior to the sale, Mr. Hamamoto was Executive Chairman of NorthStar Asset Management Group (NYSE: NSAM) (“NSAM”) since 2015, having previously served as its Chairman and Chief Executive Officer from 2014 until 2015. Mr. Hamamoto was the Chairman of the board of directors of NorthStar Realty Finance Corp. (NYSE: NRF) (“NRF”), a real estate investment trust, from 2007 to January 2017 and served as one of its directors from 2003 to January 2017. Mr. Hamamoto previously served as NRF’s Chief Executive Officer from 2004 until 2015 and President from 2004 until 2011. Mr. Hamamoto was Chairman of the board of directors of NorthStar Realty Europe Corp. from 2015 to January 2017. In 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to NorthStar Realty Finance, for which he served as Co-Chief Executive Officer until 2004. Prior to NorthStar, Mr. Hamamoto was a partner and co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. He is well qualified to serve as a director due to his experience as a public company chairman, CEO and director and due to his extensive investment and operational experience.

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

Angela Strand. Ms. Strand has served as our director since October 2020 and lead independent director since April 2021. Ms. Strand has also served as a director of Nuvve Holdings Corp. (NASDAQ: NVVE) since March 2021. Ms. Strand serves as the chairperson of the compensation committee and as a member of the nominating and corporate governance committee of Nuvve Holdings Corp. From March 2016 to March 2020, Ms. Strand served as a director of Integrity Applications (“Integrity”). During her time at Integrity, Ms. Strand served as Vice Chairperson of the board of directors, as chairperson of the nominating and corporate governance and compensation committees and as a member of the audit committee. Ms. Strand was a founder and senior executive of Chanje, a joint venture between Smith Electric Vehicles and FDG Electric Vehicles Ltd. (HK: 729HK) from 2016 to 2017, and a founder of In-Charge, an electric vehicle infrastructure solutions provider. Ms. Strand is also a named inventor with seven issued patents. From 2017 to 2018, Ms. Strand served as Vice President of Workhorse Group Inc.; from 2011 to 2015, Ms. Strand served as the chief marketing officer and head of business development and government affairs for Smith Electric Vehicles. Ms. Strand has also served in various executive roles at medical device, biotech and digital health firms including Proteus Digital Health (acquired by Otsuka Pharmaceutical); Aerogen (acquired by Nektar Therapeutics, NASDAQ: NKTR), Novacept (acquired by Cytyc, NASDAQ: CYTC, now NASDAQ: HOLX) and FemRx (acquired by Johnson & Johnson, NYSE: JNJ). Currently, Ms. Strand is an advisor for various companies and serves as the Founder/Managing Director of Strand Strategy. She is well qualified to serve as a director due to her board experience and her experience in the electric vehicle industry.

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

HIDDEN_ROW
Name and Principal Position	Year	Salary ($)	Option Awards(1)	Total ($)
Stephen S. Burns
Chief Executive Officer	2020	269,266	—	269,266
	2019	99,113	—	99,113
Phil Richard Schmidt
President	2020	324,265	88,040	412,305
Thomas V. Canepa
General Counsel & Corporate Secretary	2020	292,345	88,040	380,385
(1)	The amounts in this column represent the aggregate grant-date fair value of awards granted to each Named Executive Officer, computed in accordance with ASC Topic 718.

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

	Stock
Name	Awards ($)(1)		Total ($)
Jane Reiss	150,880	(2)	150,880
Dale Spencer	150,880	(2)	150,880
(1)	The amounts in this column represent the aggregate grant-date fair value of awards granted to each director computed in accordance with ASC Topic 718.
(2)	Represents 139,704 stock options, all of which were outstanding as of December 31, 2020.

Beginning in 2021, non-employee directors receive a combination of cash and equity compensation. The cash compensation consists of:

●	Annual Cash Retainer: $50,000
●	Committee Chairperson Annual Cash Retainer:
o	Audit Committee: $15,000
o	Compensation Committee: $12,000
o	Nominating & Corporate Governance Committee: $10,000

●	Committee Member Annual Cash Retainer:
o	Audit Committee: $10,000

o	Compensation Committee: $6,500
o	Nominating & Corporate Governance Committee: $5,000
●	Lead Independent Director Annual Cash Retainer: $27,500

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock Beneficially Owned	Percent of Class A Common Stock Outstanding
Directors and Executive Officers
Stephen S. Burns(1)	46,351,745	26.25%
Thomas V. Canepa(2)	538,752	*
David T. Hamamoto(3)	4,229,135	2.37%
Jane Reiss(4)	83,822	*
Dale Spencer(4)	83,822	*
Keith Feldman(5)	234,645	*
Michael Gates	10,101	*
Mick Kowitz	10,060	*
Phil Richard Schmidt(6)	334,148	*
Angela Strand	—	*
Martin J. Rucidlo	12,535	*
All Directors and Executive Officers, as a group (16 individuals)(7)	53,112,049	29.71%
Five Percent Holders
Workhorse Group Inc.(8)	16,478,402	9.33%
FMR LLC(9)	10,433,286	5.91%

*	Represents beneficial ownership of less than 1%.
(1)	Stephen S. Burns beneficially owns 46,351,745 shares of Class A common stock. 13,906,553 shares are held in a grantor- retained annuity trust of which Mr. Burns is trustee and sole annuitant.
(2)	Includes 524,782 shares of Class A common stock underlying options that are exercisable within 60 days.
(3)	Includes 800,913 shares of Class A common stock and 608,779 shares of Class A common stock underlying Private Placement Warrants held by DiamondHead Partners LLC (“DiamondHead Partners”), and 1,601,826 shares of Class A common stock and 1,217,597 shares of Class A common stock underlying Private Placement Warrants held by the David T. Hamamoto GRAT 2019 — SPAC (the “GRAT”), which is a grantor-retained annuity trust. Mr. Hamamoto is the sole managing member of DiamondHead Partners and the trustee and sole annuitant of the GRAT.
(4)	Reflects shares of Class A common stock underlying options that are exercisable within 60 days.
(5)	Includes 91,613 shares of Class A common stock underlying Private Placement Warrants.
(6)	Includes 324,782 shares of Class A common stock underlying options that are exercisable within 60 days.
(7)	Includes 2,205,695 shares of Class A common stock underlying options that are exercisable within 60 days and 1,918,009 shares of Class A common stock underlying Warrants.
(8)	The principal business address of Workhorse Group is 100 Commerce Drive, Loveland, Ohio 45140.
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

The Registration Rights and Lock-up Agreement provides that certain of our securities held by certain of the parties (including their permitted transferees) are locked-up as follows:

●	any shares of Class A common stock held by the Sponsor will be locked-up until October 23, 2021, except that the Sponsor may transfer shares of Class A common stock owned by it prior to such date if the volume weighted average share price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and similar transactions) for at least 20 out of 30 consecutive trading days and such 30 consecutive trading days fall after March 22, 2021;
●	any shares of Class A common stock held by GM, Workhorse Group and BGL were locked-up until April 23, 2021; and
●	any shares of Class A common stock held by Stephen S. Burns will be locked-up until October 23, 2021, and 50% of such shares will remain locked-up until October 23, 2022.

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

Administrative Support Agreement

We agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support until the agreement terminated at completion of the Business Combination. For the year ended December 31, 2019, we incurred $100,000 in fees for these services. For the six months ended September 30, 2020 and 2019, we incurred $90,000 and $70,000, respectively, in fees for these services. As of September 30, 2020 and December 31, 2019, all such fees were paid and no such fees were included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

On August 1, 2020, we entered into the GM Subscription Agreement as part of the PIPE Investment pursuant to which GM purchased, at the Closing, 7.5 million shares of Class A common stock in exchange for an in-kind and cash subscription price of an aggregate of $75.0 million. In exchange for the shares of Class A common stock, GM provided approximately $23.2 million in permits associated with the Lordstown Complex, as well as settlement of the GM Deferred Purchase Price Obligation, the approximately $5.9 million due to GM for reimbursable operating costs under the Operating Agreement and the outstanding amount of approximately $5.0 million drawn on the GM Convertible Note including accrued and unpaid interest, and the remaining contribution in cash. The financing provided under the GM Convertible Note was terminated.

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

On April 3, 2020, we entered into an agreement under which GM provides us with access to certain non-customer-facing GM parts, including airbags, steering columns and steering wheels. This agreement was renewed for a term commencing on January 1, 2021 and ending on December 31, 2023.

As of December 31, 2020, GM was no longer determined to be a related party.

Workhorse Group Agreement

On November 7, 2019, we entered into a transaction with Workhorse Group for the purpose of obtaining the use of certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales. In November 2020, we pre-paid a royalty payment to Workhorse Group in the amount of $4.75 million. The upfront royalty payment represents an advance on royalties due on 1% of the gross sales price of the first 200,000 vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceeds the amount paid upfront.

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

Audit Fees. The aggregate audit fees (inclusive of out-of-pocket expenses) billed by KPMG were for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form - 8-K/A dated November 16, 2020 and for services that are normally provided by the independent registered certified public accountants in connection with such filings or engagements for the fiscal year ended December 31, 2020.

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

Tax Fees. The aggregate tax fees (inclusive of out-of-pocket expenses) billed by CSHC were for professional services for tax compliance, tax advice and tax planning for the period beginning April 30, 2019 and ended December 31, 2019.

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

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)
3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)
4.1	Description of Class A Common Stock (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)
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
10.5#

Form of Notice of Stock Option Award Granted Under the Lordstown Motors Corp. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.6#

Form of Notice of Restricted Stock Unit Award Granted Under the Lordstown Motors Corp. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.7#

Form of Lordstown Motors Corp. 2020 Equity Incentive Plan Outside Director Restricted Stock Unit Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.8#

Legacy Lordstown 2019 Incentive Compensation Plan, as amended by Amendment No. 1, effective February 14, 2020 (including the form of option award agreement thereunder and the terms and conditions that govern the option award agreements) (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.9#

Amended and Restated Employment Agreement, dated November 1, 2019, between Lordstown Motors Corp. and Stephen S. Burns (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.10#

Employment Agreement, dated September 1, 2019, between Lordstown Motors Corp. and John LaFleur, as amended by Amendment to Employment Agreement, dated July 31, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.11#

Employment Agreement, dated September 1, 2019, between Lordstown Motors Corp. and Julio Rodriguez, as amended by Amendment to Employment Agreement, dated July 31, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.12#

Employment Agreement, dated October 1, 2019, between Lordstown Motors Corp. and Caimin Flannery, as amended by Amendment to Employment Agreement, dated July 31, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.13#

Employment Agreement, dated October 1, 2019, between Lordstown Motors Corp. and Rich Schmidt, as amended by Amendment to Employment Agreement, dated July 31, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.14#

Employment Agreement, dated October 1, 2019, between Lordstown Motors Corp. and Thomas V. Canepa, as amended by Amendment to Employment Agreement, dated July 31, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.15

Intellectual Property License Agreement, between Workhorse Group Inc. and Lordstown Motors Corp., dated November 7, 2019 (incorporated by reference to the Annual Report on Form 10-K of Workhorse Group, Inc., filed with the SEC on March 13, 2020)

Exhibit No.	Description
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

16.1	Letter from WithumSmith+Brown, PC to the SEC, dated October 23, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)
21.1	List of Subsidiaries (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)
23.1*	Consent of KPMG LLP, independent registered accounting firm.
23.2*	Consent of Clark, Schaefer, Hackett & Co Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification pursuant to 18 U.S.C. 1350
32.2*	Certification pursuant to 18 U.S.C. 1350
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2021	LORDSTOWN MOTORS CORP.
/s/ Stephen S. Burns
	Name:	Stephen S. Burns
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen S. Burns Stephen S. Burns	Chief Executive Officer and Chairman (Principal Executive Officer)	June 8, 2021
/s/ Julio Rodriguez Julio Rodriguez	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2021
* David T. Hamamoto	Director	June 8, 2021
* Keith Feldman	Director	June 8, 2021
* Jane Reiss	Director	June 8, 2021
* Dale Spencer	Director	June 8, 2021
* Michael Gates	Director	June 8, 2021
* Mick Kowitz	Director	June 8, 2021
* Angela Strand	Director	June 8, 2021

Signature	Title	Date
* Martin J. Rucidlo	Director	June 8, 2021

* /s/ Steven S. Burns
Steven S. Burns As Attorney-in-Fact