Form 10-Q
period 2021-03-31
Lordstown Motors Corp.
filed 2021-06-08
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38821

Lordstown Motors Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		83-2533239 (I.R.S. Employer Identification No.)
2300 Hallock Young Road Lordstown, Ohio 44481 (Address of principal executive offices)

Registrant’s telephone number, including area code: (234) 285-4001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 Par Value	RIDE	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 4, 2021, 176,579,376 shares of the registrant’s Class A common stock were outstanding.

LORDSTOWN MOTORS CORP.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on June 8, 2021(the “Form 10-K/A”), and in subsequent reports that we file with the SEC, as well as the following:

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

(in thousands except for share data)

(Unaudited)

		Restated
	March 31, 2021	December 31, 2020
ASSETS:
Current Assets
Cash and cash equivalents	$587,043	$629,761
Accounts receivable	5	21
Prepaid expenses and other current assets	25,989	24,663
Total current assets	$613,037	$654,445
Property, plant and equipment	154,934	101,663
Intangible assets	11,111	11,111
Total Assets	$779,082	$767,219
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$58,961	$32,536
Accrued and other current liabilities	8,041	1,538
Total current liabilities	$67,002	$34,074
Note payable	1,015	1,015
Warrant liability	7,750	101,392
Total liabilities	$75,767	$136,481
Stockholders’ equity
Class A common stock, $0.0001 par value, 300,000,000 shares authorized; 176,579,376 and 168,007,960 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	$18	$17
Additional paid in capital	962,949	765,162
Accumulated deficit	(259,652)	(134,441)
Total stockholders’ equity	$703,315	$630,738
Total liabilities and stockholder's equity	$779,082	$767,219

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Statements of Operations

(in thousands except for per share data)

(unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Net sales	$—	$—
Operating expenses
Selling and administrative expenses	14,394	3,522
Research and development expenses	91,812	8,468
Total operating expenses	$106,206	$11,990
Loss from operations	$(106,206)	$(11,990)
Other (expense) income
Other (expense) income	(19,132)	126
Interest income (expense)	127	(1)
Loss before income taxes	$(125,211)	$(11,865)
Income tax expense	—	—
Net loss	$(125,211)	$(11,865)
Loss per share attributable to common shareholders
Basic & Diluted	$(0.72)	$(0.16)
Weighted-average number of common shares outstanding
Basic & Diluted	174,325	71,911

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Statements of Stockholder’s Equity

(in thousands)

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	68,279	7	18,940	(10,391)	8,556
Issuance of common stock	4,701	1	6,403	—	6,404
Stock compensation	—	—	130	—	130
Net loss	—	—	—	(11,865)	(11,865)
Balance at March 31, 2020	72,980	8	25,473	(22,256)	3,225

Balance at December 31, 2020 - Restated	168,008	$17	$765,162	$(134,441)	$630,738
Issuance of common stock	587	—	1,050	—	1,050
Common stock issued for exercise of warrants	7,984	1	194,797	—	194,798
Stock compensation		—	1,940	—	1,940
Net loss		—	—	(125,211)	(125,211)
Balance at March 31, 2021	176,579	$18	$962,949	$(259,652)	$703,315

Lordstown Motors Corp.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net loss	$(125,211)	$(11,865)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	1,940	130
Non-cash charge related to change in fair value of warrants	19,138	—
Changes in assets and liabilities:
Accounts receivables	16	—
Prepaid expenses	(1,325)	(55)
Accounts payable	27,418	3,944
Accrued expenses and due to related party	6,504	(9)
Cash used by operating activities	$(71,520)	$(7,855)
Cash flows from investing activities
Purchases of capital assets	$(54,264)	$—
Cash used by investing activities	$(54,264)	$—
Cash flows from financing activities
Cash proceeds from exercise of warrants	$82,016	$—
Issuance of common stock	1,050	6,125
Cash provided by financing activities	$83,066	$6,125
Decrease in cash and cash equivalents	$(42,718)	$(1,730)
Cash and cash equivalents, beginning balance	629,761	2,159
Cash and cash equivalents, ending balance	$587,043	$429

Non cash items
Capital assets acquired with payables	$4,599	$—

See Notes to Condensed Consolidated Financial Statements

LORDSTOWN MOTORS CORP

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Lordstown Description of Business

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

Business Combination and Basis of Presentation

The unaudited condensed consolidated interim financial statements of Lordstown have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K/A.

In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of our interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not indicative of results for the full fiscal year. The accompanying unaudited condensed consolidated interim financial statements include our accounts and those of our controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

The condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation. Certain amounts in the prior years’ balance sheet, consolidated statements of changes in stockholders’ equity and statements of cash flows and have been reclassified to conform to the current year presentation.

On October 23, 2020 (the “Closing Date”), Diamond Peak Holdings Corp. (“DiamondPeak”) consummated the transactions contemplated by the agreement and plan of merger (the “Merger Agreement”), dated August 1, 2020, among DiamondPeak, Lordstown EV Corporation (formerly known as Lordstown Motors Corp.), a Delaware corporation (“Legacy LMC”), and DPL Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy LMC with Legacy LMC surviving the merger (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), DiamondPeak changed its name to Lordstown Motors Corp (the “Company”) and Legacy LMC became a wholly owned subsidiary of the Company.

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

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as in effect prior to the Closing, each outstanding share of DiamondPeak’s Class B common stock, par value $0.0001 per share, was automatically converted into one share of the Company’s Class A common stock at the Closing, resulting in an issuance of 7 million shares of Class A common stock in the aggregate.

In connection with the Closing, the Company (a) issued and sold an aggregate of 50 million shares of Class A common stock for $10.00 per share at an aggregate purchase price of $500 million pursuant to previously announced subscription agreements with certain investors (the “PIPE Investors”), (b) issued an aggregate of approximately 4 million shares of Class A common stock to holders of $40 million in aggregate principal amount plus accrued interest, of Legacy LMC convertible promissory notes at a conversion price of $10.00 per share upon automatic conversion of such notes (the “Note Conversions”), and (c) issued warrants to purchase 1.6 million shares of Class A common stock (“BGL Warrants”) a purchase price of $10.00 per share to a third party. Additionally, the Company assumed 9.3 million Public Warrants (as defined below) and 5.1 million Private Warrants (as defined below) both of which were originally issued by DiamondPeak with an exercise price of $11.50. In December 2020, 2.7 million of the Public Warrants were exercised which resulted in $30.7 million in proceeds. In January 2021, a significant portion of the remaining Public Warrants and 0.6 million of the Private Warrants were exercised upon payment of the cash exercise price, which resulted in cash proceeds of $82.0 million. As of March 31, 2021, there were 2.3 million Private Warrants, 1.6 million BGL Warrants and no Public Warrants outstanding. See further discussion related to the accounting of the Public Warrants and Private Warrants in Note 3.

Pursuant to the Business Combination, the merger between a DiamondPeak and Legacy LMC was accounted for as a reverse recapitalization in accordance with GAAP (the “Reverse Recapitalization”). Under this method of accounting, Legacy LMC was deemed to be the accounting acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Legacy LMC issuing stock for the net assets of DiamondPeak, accompanied by a recapitalization. The net assets of DiamondPeak are stated at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy LMC. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

As part of the Business Combination, we recorded $644.6 million in equity for the recapitalization, net of transaction costs and $100.9 million in liabilities related to the Public and Private Warrants described in Note 3. The Company received cash proceeds of $701.5 million as a result of the Business Combination which was net of the settlement of the $20.8 million Related party note payable and $23.2 million in property purchased through equity both as described in Note 4. Additionally, a $5 million Convertible Note and the $5.9 million amount in Due to related party as described in Note 7 were also settled in conjunction with the Business Combination.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

The Company had cash and cash equivalents of approximately $587.0 million and an accumulated deficit of $259.7 million at March 31, 2021 and a net loss of $125.2 million for the quarter ended March 31, 2021. Since inception, the Company has been developing its flagship vehicle, the Endurance, an electric full-size pickup truck. The Company’s ability to continue as a going concern is dependent on its ability to complete the development of its electric vehicles, obtain regulatory approval, begin commercial scale production and launch the sale of such vehicles. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and the launch of sale of such vehicles. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

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

NOTE 2 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Stock-based compensation

The Company has adopted ASC Topic 718, Accounting for Stock-Based Compensation (ASC 718), which establishes a fair value-based method of accounting for stock-based compensation plans. In accordance with ASC 718, the cost of stock-based awards issued to employees and non-employees over the awards' vest period is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, expected option life and risk-free interest rate.

The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. Further, pursuant to ASU 2016-09 – Compensation – Stock Compensation (Topic 718), the Company has elected to account for forfeitures as they occur.

Warrants

The Company accounts for its Public and Private Warrants as described in Note 3 in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which the Public Warrants and Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public and Private Warrants as liabilities at their fair value and adjusts the Public and Private Warrants to fair value at each reporting period or at the time of settlement. Any change in fair value is recognized in the statement of operations.

Income taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (ASC 740). Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets.

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

The Public and Private Warrants are classified as a liability with any changes in the fair value recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the Public and Private Warrants:

Three months ended
March 31, 2021
Public Warrants	$(27,180)
Private Warrants	8,042
Net loss on changes in fair value	$(19,138)

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

At each measurement date, we use a stock price volatility input of 50%. This assumption considers observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants, as well as the volatility implied by the traded options of the Company. The risk-free rates utilized were 0.886% and 0.413% for the valuations as of March 31, 2021 and December 31, 2020, respectively.

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
March 31, 2021
Cash and cash equivalents	$587,043	$587,043	$—	$—
Public Warrants	—	—	—	—
Private Warrants	7,750	—	—	7,750

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2020
Cash and cash equivalents	$629,761	$629,761	$—	$—
Public Warrants	57,515	57,515	—	—
Private Warrants	43,877	—	—	43,877

The following table summarizes the changes in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2020	Additions	Settlements	Loss / (Gain) on fair value adjustments included in earnings	Balance at March 31, 2021
Private Warrants	$43,877	—	(28,085)	(8,042)	$7,750

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

(in thousands)

	March 31, 2021	December 31, 2020
Property, Plant & Equipment
Land	$326	$326
Buildings	6,223	6,223
Machinery and equipment	38,443	38,443
Vehicles	142	142
Construction in progress	109,800	56,529
	$154,934	$101,663
Less: Accumulated depreciation	—	—
Total	$154,934	$101,663

Construction in progress is primarily comprised of retooling and construction at the Company's facility in Lordstown, Ohio to ready the plant to begin the manufacturing of electric vehicles. The Company is currently reengineering its production process, bringing acquired assets up to the level needed for production and evaluating assets that will be necessary in the production of the Endurance pickup truck. Completed assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use. As of March 31, 2021, manufacturing has not begun and thus no depreciation was recognized in 2021 or 2020.

Property, plant and equipment consist of an idle assembly and manufacturing plant in Lordstown, Ohio. The facility is equipped with the tooling necessary to begin production of the Endurance pickup truck along with all personal property, purchased from GM in November 2019 for $20 million, recorded as a Note Payable. In early 2019, GM made the decision to halt manufacturing on its Chevrolet Cruze sedan which was manufactured at its Lordstown plant. The plant remained closed with no production until GM and the Company were able to agree on the terms of the asset purchase, which resulted in a purchase price significantly lower than the fair market value of the assets acquired.

The cost of property, plant and equipment includes the value of the $20.0 million Note Payable, along with any directly attributable costs of bringing the asset to its working condition and location for intended use, including direct acquisition costs and capitalized interest. The Company recorded $0.1 million of capitalized during 2019 and $0.3 million during the quarter ended March 31, 2021 as the facility assets underwent activities necessary to bring them to their intended use. Beginning April 1, 2020, activity on the facility stopped due to the shutdown caused by the COVID-19 pandemic. As these activities were no longer ongoing, interest capitalization on the Note Payable was suspended. Therefore, interest from April 1, 2020 through the date of the Business Combination which totaled $0.4 million was expensed as incurred. As of the date of the Business Combination, our Note Payable totaled $20.8 million and was settled as part of the Business Combination.

During the quarter ended March 31, 2020, the Company also purchased property from GM for $1.2 million which was recorded to construction in progress. The corresponding Due to related party balance was satisfied with equity at the consummation of the Business Combination as described in Note 1. See Note 7 for further details on the Due to related party balance.

During the fourth quarter of 2020, we also recognized an additional $23.2 million of property that was exchanged for common stock as part of the Business Combination. See Note 7 for further details regarding this exchange.

NOTE 5 — NOTE PAYABLE

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company has entered into supply agreements with Samsung and LG Energy Solution to purchase lithium-ion cylindrical battery cells. The agreements generally have initial four- to five-year terms, subject to earlier termination rights. The agreements also provide for certain pricing and minimum quantity parameters, including our obligation to purchase such minimum amounts which total approximately $16.3 million, $139.4 million and $273.6 million in 2021, 2022, and 2023, respectively, subject to change for increases in raw material pricing.

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

Between March 18 and April 8, 2021, four related putative class action lawsuits were filed against us and certain of our officers in the U.S. District Court for the Northern District of Ohio (“N.D. Ohio”) (Case Nos. 21-cv-616, 21-cv-633, 21-cv-720 and 21-cv-760), asserting violations of federal securities laws under Section 10(b) and Section 20(a) of the Exchange Act. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to the vehicle pre-orders and production timeline. On May 13, 2021, a fifth putative class action was filed against us and certain current and former officers and directors in the N.D. Ohio (Case no. 21-cv-994), asserting similar securities laws violations as the first four class actions and that the defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements relating to the Merger. On May 14, 2021, a sixth putative class action was filed against us and certain officers in the N.D. Ohio (Case no. 21-cv-1021), asserting similar securities laws violations as the first four class actions and that certain individual defendants violated Section 20A of the Exchange Act through insider sales while in possession of nonpublic information relating to the Company. The court has issued orders consolidating these six class actions under the case caption Rico v. Lordstown Motors Corp. et al., 21-cv-616 (N.D. Ohio). Lead Plaintiff motions are also currently pending before the court. On April 28, 2021 and May 21, 2021, two stockholder derivative complaints were also filed against certain current and former officers and directors of the Company and DiamondPeak in the U.S. District Court for the District of Delaware (Case Nos. 21-cv-604 and 21-cv-724). These derivative complaints purport to bring claims on behalf of the Company against certain defendants for violations of the Exchange Act, breach of fiduciary duty, unjust enrichment, and insider trading, relating to the vehicle pre-orders, production timeline or Merger. We intend to vigorously defend against these claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

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

NOTE 7 — RELATED PARTY TRANSACTIONS

On November 7, 2019, the Company entered into an Asset Transfer Agreement, Operating Agreement and separate Mortgage Agreement (collectively, the “Agreements”) with GM. Pursuant to the Agreements, the Company incurred debt to GM recorded as a Note Payable in the principal amount of $20.0 million, secured by the real property described in Note 4. The Company had imputed interest of 5% on the Note Payable until February 1, 2020 when the stated interest rate of 7% began per the terms of the Agreement. Interest for the three months ended March 31, 2020 totaled $0.3 million which was capitalized as part of PP&E as described in Note 4. This note which totaled $20.8 million as of the date of the Closing, was converted to equity during the Business Combination described in Note 1.

In conjunction with the Operating Agreement described above, the Company was also required to reimburse GM for expenditures related to general plant maintenance and compliance associated with the Lordstown facility. The Company recorded expenses of $2.1 million during the three months ended March 31, 2020 on the Statement of Operations. Additionally, during the quarter ended March 31, 2020, the Company purchased property from GM for $1.2 million which was recorded to CIP. As of the date of the Closing described in Note 1, we had accrued a total of $5.9 million as a Due to Related Party liability which was converted to equity as part of the Business Combination.

On May 28, 2020, the Company entered into a Convertible Promissory Note (the “Convertible Note”) with GM that provided financing to the Company of up to $10.0 million secured by the Company’s property, plant and equipment and intangible assets. Pursuant to the terms of the Convertible Note, the Company had the ability to periodically draw down on the Convertible Note to meet its working capital needs. The balance of this note was converted to equity at closing of the Business Combination described in Note 1.

In August 2020, we entered into an emissions credit agreement with GM pursuant to which, and subject to the terms of which, during the first three annual production/model years wherein we produce vehicles at least ten months out of the production/model year, the counterparty will have the option to purchase such emissions credits as well as emissions credits from any other U.S. state, country or jurisdiction generated by vehicles produced by us not otherwise required by us to comply with emissions laws and regulations at a purchase price equal to 75% of the fair market value of such credits. While we plan for our first three annual production/model years for the purpose of this agreement to be 2022, 2023 and 2024, it is possible that this agreement could extend beyond these model years if we do not achieve ten or more months of production during those annual production/model years.

As of December 31, 2020, GM was no longer determined to be a related party.

On November 7, 2019, the Company entered into a transaction with Workhorse Group Inc., for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales. In November 2020, we pre-paid a royalty payment to Workhorse Group in the amount of $4.75 million. The upfront royalty payment represents an advance on royalties due on 1% of the gross sales price of the first 200,000 vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceeds the amount paid upfront. As of March 31, 2021 and December 31, 2020, the royalties are recorded as prepaid expenses. These amounts will be amortized as a percent of each vehicle sold.

NOTE 8 — CAPITAL STOCK AND EARNINGS PER SHARE

Our Charter provides for 312 million authorized shares of capital stock, consisting of (i) 300 million shares of Class A common stock and (ii) 12 million shares of preferred stock each with a par value of $0.0001. We had 176.6 million and 168.0 million shares of common stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents. For the three months ended March 31, 2021, our share equivalent included 4.5 million options,1.6 million BGL Warrants, and 2.3 million Private Warrants outstanding. None of the stock options or warrants were included in the calculation of diluted EPS because we recorded a net loss for the quarters ended March 31, 2021 and March 31, 2020 as including these instruments would be anti-dilutive.

The weighted-average number of shares outstanding for basic and diluted loss per share is as follows:

(in thousands)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Basic and diluted weighted average shares outstanding	174,325	71,911

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Cautionary Note Regarding Forward-Looking Statements" above and Item 1A. Risk Factors in our Form 10-K/A for a discussion of these risks and uncertainties.

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

Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. We introduced the Endurance in June 2020 and have been building beta vehicles during the first half of 2021. We are targeting commencement of limited production of the Endurance in late September 2021. As of result of cost increases due to challenges in the supply chain, among other factors, production will initially focus on a small number of vehicles for testing and certifications and to demonstrate the capabilities of the Endurance to customers and financing sources. We are seeking additional funding that will be necessary to scale up capacity and the further automation of manufacturing processes in order to complete our ramp up to full-scale commercial production and launch the sale of our vehicles.

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

Results of Operations for the three months ended March 31, 2021 and 2020

(in thousands)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Net sales	$—	$—
Operating expenses
Selling and administrative expenses	14,394	3,522
Research and development expenses	91,812	8,468
Total operating expenses	106,206	11,990
Loss from operations	(106,206)	(11,990)
Other (expense) income
Other (expense) income	(19,132)	126
Interest income (expense)	127	(1)
Loss before income taxes	(125,211)	(11,865)
Income tax expense	—	—
Net loss	$(125,211)	$(11,865)

Selling and Administrative Expense

Selling and administration expenses increased $11.1 million during the three months ended March 31, 2021 compared to 2020 as Lordstown ramped up development and organizational activities in 2021.

Research and Development Expense

Research and development expenses increased $82.0 million during the three months ended March 31, 2021 compared to 2020 as Lordstown continued design and development work on the Endurance.

Liquidity and Capital Resources

On March 31, 2021, we had cash and cash equivalents of approximately $587.0 million. In January 2021, we received approximately $82.0 million in funding from Warrant exercises.

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

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the condensed consolidated financial statements included in this report are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

We had cash and cash equivalents of approximately $587.0 million and an accumulated deficit of $259.7 million at March 31, 2021 and a net loss of $125.2 million for the quarter ended March 31, 2021. Our ability to continue as a going concern is dependent on our ability to complete the development of our electric vehicles, obtain regulatory approval, begin commercial scale production and launch the sale of such vehicles. We believe that our current level of cash and cash equivalents are not sufficient to fund commercial scale production and the launch of sale of such vehicles. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the unaudited condensed consolidated financial statements included in this report.

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

Cash Flows

The following table provides a summary of Lordstown’s cash flow data for the period indicated:

(in thousands)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Net cash used by operating activities	$(71,520)	$(7,855)
Net cash used by investing activities	$(54,264)	$—
Net cash provided by financing activities	$83,066	$6,125

Net Cash Used by Operating Activities

For the three months ended March 31, 2021 compared to 2020, net cash used by operating activities increased by $63.7 million. This increase was primarily due to a $94.2 million increase of net operating loss offset by changes in working capital, primarily a significant increase in accounts payable as we have ramped up our research and development and other spending.

Net Cash Used by Investing Activities

For the three months ended March 31, 2021 compared to 2020, cash used by investing activities increased $54.3 million due to capital spending in 2021.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2021 compared to 2020, cash flows from financing activities increased $76.9 million due to $82 million of cash proceeds from exercise of warrants net of a $5.1 million decrease in proceeds from the issuance of stock.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and management’s assessment, to the extent they have made one, of their potential impact on Lordstown’s financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On March 31, 2021, we had cash and cash equivalents of approximately $587.0 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below and discussed in our Form 10-K/A for the year ended December 31, 2020.

In the course of preparing the Company’s financial statements for the Form 10-K/A, our management identified the following material weaknesses in internal control over financial reporting:

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

As a consequence, we did not effectively design, implement and operate process-level control activities related to procure-to-pay (including operating expenses, prepaid expenses, accounts payable, and accrued liabilities), property, plant and equipment, warrant liability, and the financial reporting process (including the manual journal entries).

These control deficiencies resulted in the restatement of our December 31, 2020 financial statements as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements” in the Form 10-K/A. These control deficiencies also caused other immaterial misstatements, some of which were corrected, in our consolidated financial statements as of and for the year ended December 31, 2020. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we conclude that the deficiencies represent material weaknesses in internal control over financial reporting and our internal control over financial reporting is not effective as of December 31, 2020.

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

Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

As discussed above, we are designing and implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 6 - Commitments and Contingencies of the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information discussed in this report, please consider the factors described in Part I, Item 1A., “Risk Factors” in our Form 10-K/A that could materially affect our business, financial condition or future results. There have not been any material changes to the risk factors described in our Form 10-K/A, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first quarter of 2021 that were not registered under the Securities Act of 1933.

On December 16, 2020, we issued a notice of redemption of all of our outstanding Public Warrants on a cash basis. On January 21, 2021, we issued a notice extending the redemption period and completed the redemption on January 27, 2021. The 135,661 Public Warrants not exercised by the end of the redemption period were redeemed for a price of $0.01 per warrant.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification pursuant to 18 U.S.C. 1350
32.2*	Certification pursuant to 18 U.S.C. 1350
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e
LORDSTOWN MOTORS CORP.

Date: June 8, 2021	/s/ Stephen S. Burns Stephen S. Burns Chief Executive Officer (Principal Executive Officer)
Date: June 8, 2021	/s/ Julio Rodriguez Julio Rodriguez Chief Financial Officer (Principal Financial and Accounting Officer)