Form 10-Q
period 2021-06-30
Lordstown Motors Corp.
filed 2021-08-13
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of August 9, 2021, 176,977,772 shares of the registrant’s Class A common stock were outstanding.

LORDSTOWN MOTORS CORP.

4838-3851-2884.3

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on June 8, 2021(the “Form 10-K/A”), and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended June 30, 2021, as well as the following:

●	our ability to continue as a going concern, which requires us to manage costs and obtain additional funding to ramp up the production phase of our operations, including to begin commercial scale production, launch the sale of our vehicles and invest in research and development of additional products;
●	our future capital requirements and sources and uses of cash;
●	our ability to execute our business model, including market acceptance of our planned products;
●	risks related to our limited operating history, the rollout of our business and the timing of expected business milestones, including our ability to complete the engineering of the Endurance, our all electric full-size pick-up truck, and retooling of our facility, to establish appropriate supplier relationships, to successfully complete testing and to start production of the Endurance, in accordance with our projected timeline and budget;
●	our ability to leverage the value of our facility and technologies through strategic relationships or other endeavors;
●	our ability to obtain binding purchase orders and build customer relationships, including uncertainties as to whether and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●	our ability to deliver on the expectations of customers with respect to the quality, reliability, safety and efficiency of the Endurance and to provide the levels of service and support that they will require;
●	our ability to source suppliers for our critical components and the terms of such arrangements, and our ability to complete building out our supply chain;
●	the availability and cost of raw materials and components;
●	our ability to attract and retain key personnel;

4838-3851-2884.3

●	our business, expansion plans and opportunities;
●	the effects on our future business of competition;
●	the pace and depth of electric vehicle adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	changes in laws, regulatory requirements, governmental incentives and fuel and energy prices;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	litigation, regulatory proceedings, investigations, complaints, product liability claims and/or adverse publicity;
●	failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors.

4838-3851-2884.3

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

(in thousands except for share data)

(Unaudited)

		Restated
	June 30, 2021	December 31, 2020
ASSETS:
Current Assets
Cash and cash equivalents	$365,900	$629,761
Accounts receivable	2	21
Prepaid expenses and other current assets	19,188	24,663
Total current assets	$385,090	$654,445
Property, plant and equipment	286,303	101,663
Intangible assets	11,111	11,111
Other non-current assets	4,750	—
Total Assets	$687,254	$767,219
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$48,785	$32,536
Accrued and other current liabilities	32,593	1,538
Total current liabilities	$81,378	$34,074
Note payable	—	1,015
Warrant liability	6,873	101,392
Total liabilities	$88,251	$136,481
Stockholders’ equity
Class A common stock, $0.0001 par value, 300,000,000 shares authorized; 176,606,440 and 168,007,960 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$18	$17
Additional paid in capital	966,837	765,162
Accumulated deficit	(367,852)	(134,441)
Total stockholders’ equity	$599,003	$630,738
Total liabilities and stockholders' equity	$687,254	$767,219

See Notes to Condensed Consolidated Financial Statements

4838-3851-2884.3

Lordstown Motors Corp.

Statements of Operations

(in thousands except for per share data)

(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$—	$—	$—	$—
Operating expenses
Selling and administrative expenses	33,793	5,155	48,187	8,677
Research and development expenses	76,544	4,786	168,356	13,254
Total operating expenses	$110,337	$9,941	$216,543	$21,931
Loss from operations	(110,337)	(9,941)	$(216,543)	$(21,931)
Other income (expense)
Other income (expense)	1,877	2,346	(17,255)	2,472
Interest income (expense)	260	(363)	387	(364)
Loss before income taxes	$(108,200)	$(7,958)	$(233,411)	$(19,823)
Income tax expense	—	—	—	—
Net loss	$(108,200)	$(7,958)	$(233,411)	$(19,823)
Loss per share attributable to common shareholders
Basic & Diluted	(0.61)	(0.11)	(1.33)	(0.27)
Weighted-average number of common shares outstanding
Basic & Diluted	176,585	73,951	175,595	72,931

All activity and balances related to common stock prior to the business combination have been restated based on the Exchange Ratio in the Merger Agreement.

See Notes to Condensed Consolidated Financial Statements

4838-3851-2884.3

Lordstown Motors Corp.

Statements of Stockholder’s Equity

(in thousands)

(unaudited)

	Three Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2021	176,579	$18	$962,949	$(259,652)	$703,315
Issuance of common stock	27	—	48	—	48
Stock compensation	—	—	3,840	—	3,840
Net loss	—	—	—	(108,200)	(108,200)
Balance at June 30, 2021	176,606	$18	$966,837	$(367,852)	$599,003

	Three Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	72,980	$8	$25,473	$(22,256)	$3,225
Issuance of common stock	—	—	—	—	—
Stock compensation	—	—	1,184	—	1,184
Net loss	—	—	—	(7,958)	(7,958)
Balance at June 30, 2020	72,980	$8	$26,657	$(30,214)	$(3,549)

	Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020 - Restated	168,008	$17	$765,162	$(134,441)	$630,738
Issuance of common stock	614	—	1,098	—	1,098
Common stock issued for exercise of warrants	7,984	1	194,797	—	194,798
Stock compensation	—	—	5,780	—	5,780
Net loss	—	—	—	(233,411)	(233,411)
Balance at June 30, 2021	176,606	$18	$966,837	$(367,852)	$599,003

	Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	68,279	$7	$18,940	$(10,391)	$8,556
Issuance of common stock	4,701	1	6,403	—	6,404
Stock compensation	—	—	1,314	—	1,314
Net loss	—	—	—	(19,823)	(19,823)
Balance at June 30, 2020	72,980	$8	$26,657	$(30,214)	$(3,549)

All activity and balances related to common stock and additional paid-in capital prior to the business combination have been restated based on the Exchange Ratio in the Merger Agreement.

See Notes to Condensed Consolidated Financial Statements

4838-3851-2884.3

Lordstown Motors Corp.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net loss	$(233,411)	$(19,823)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	5,780	1,314
Gain on disposal of fixed assets	—	(2,346)
Non-cash change in fair value related to warrants	18,261	—
Forgiveness of debt	(1,015)	—
Changes in assets and liabilities:
Accounts receivables	19	(13)
Prepaid expenses	726	(91)
Accounts payable	7,209	4,003
Accrued expenses and due to related party	31,057	5,568
Cash used by operating activities	$(171,374)	$(11,388)

Cash flows from investing activities
Purchases of capital assets	$(175,601)	$—
Proceeds from the sale of capital assets	—	2,396
Cash (used by) provided by investing activities	$(175,601)	$2,396

Cash flows from financing activities
Proceeds from notes payable	$—	$1,015
Cash proceeds from exercise of warrants	82,016	—
Issuance of common stock	1,098	$6,403
Cash provided by financing activities	$83,114	$7,418
Decrease in cash and cash equivalents	$(263,861)	$(1,574)
Cash and cash equivalents, beginning balance	629,761	2,159
Cash and cash equivalents, ending balance	$365,900	$585

See Notes to Condensed Consolidated Financial Statements

4838-3851-2884.3

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

4838-3851-2884.3

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

In connection with the Closing, the Company (a) issued and sold an aggregate of 50 million shares of Class A common stock for $10.00 per share at an aggregate purchase price of $500 million pursuant to previously announced subscription agreements with certain investors (the “PIPE Investors”), (b) issued an aggregate of approximately 4 million shares of Class A common stock to holders of $40 million in aggregate principal amount plus accrued interest, of Legacy LMC convertible promissory notes at a conversion price of $10.00 per share upon automatic conversion of such notes (the “Note Conversions”), and (c) issued warrants to purchase 1.6 million shares of Class A common stock (“BGL Warrants”) a purchase price of $10.00 per share to a third party. Additionally, the Company assumed 9.3 million Public Warrants (as defined below) and 5.1 million Private Warrants (as defined below) both of which were originally issued by DiamondPeak with an exercise price of $11.50. In December 2020, 2.7 million of the Public Warrants were exercised which resulted in $30.7 million in proceeds. In January 2021, a significant portion of the remaining Public Warrants and 0.6 million of the Private Warrants were exercised upon payment of the cash exercise price, which resulted in cash proceeds of $82.0 million. As of June 30, 2021, there were 2.3 million Private Warrants, 1.6 million BGL Warrants and no Public Warrants outstanding. See further discussion related to the accounting of the Public Warrants and Private Warrants in Note 3.

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

4838-3851-2884.3

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

The Company had cash and cash equivalents of approximately $365.9 million and an accumulated deficit of $367.9 million at June 30, 2021 and a net loss of $233.4 million for the six months ended June 30, 2021. Since inception, the Company has been developing its flagship vehicle, the Endurance, an electric full-size pickup truck. The Company’s ability to continue as a going concern is dependent on its ability to complete the development of its electric vehicles, obtain regulatory approval, begin commercial scale production and launch the sale of such vehicles. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and the launch of sale of such vehicles. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In an effort to alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from government or financial institutions. As part of our funding efforts and as further described in Note 9, on July 23, 2021, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with YA II PN, LTD. (“YA”), pursuant to which YA has committed to purchase up to $400 million of our Class A common stock, at our direction from time to time, subject to the satisfaction of certain conditions. The actual amount that we raise under this facility will depend on market conditions and other financing alternatives that we are exploring, as well as limitations in the agreement. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about our ability to continue as a going concern.

4838-3851-2884.3

NOTE 2 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Immaterial Correction of Error

The Company’s previously issued financial statements have been revised to remove non-cash activity that were inappropriately presented within the consolidated condensed statement of cash flows. This resulted in the removal of $3.5 million of cash provided by from financing activities with a corresponding increase in cash provided by investing activities of $1.2 million and a decrease in cash used by operating activities of $2.3 million.

The Company, in consultation with the Audit Committee of the Board of Directors, evaluated the effect of these adjustments on the Company’s consolidated financial statements under ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined it was not necessary to recall its consolidated condensed financial statements as the errors did not materially misstate those consolidated financial statements. The Company looked at both quantitative and qualitative characteristics of the required corrections.

Reclassification

The Company reclassified $2.3 million of gain on sale of fixed assets to other income in order to consistently present its consolidated condensed financial statements. The reclassification did not impact net loss.

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

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in the statement of operations. Maintenance and repair expenditures are expensed as incurred, while major improvements that increase functionality of the asset are capitalized and depreciated ratably to expense over the identified useful life. Further, interest on any debt financing arrangement is capitalized to the purchased property, plant, and equipment if the requirements for capitalization are met.

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

4838-3851-2884.3

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

4838-3851-2884.3

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

The Public and Private Warrants are classified as a liability with any changes in the fair value recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the Public and Private Warrants:

	Three months ended	Six months ended
	June 30, 2021	June 30, 2021
Public Warrants	$—	$(27,180)
Private Warrants	877	8,919
Net gain (loss) on changes in fair value	$877	$(18,261)

Observed prices for the Public Warrants were used as Level 1 inputs as they were actively traded until being redeemed in January 2021. The Private Warrants are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using a Monte Carlo option pricing model that uses observable and unobservable market data as inputs.

4838-3851-2884.3

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

At each measurement date, we use a stock price volatility input of 50%. This assumption considers observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants, as well as the volatility implied by the traded options of the Company. The risk-free rates utilized were 0.824% and 0.413% for the valuations as of June 30, 2021 and December 31, 2020, respectively.

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
June 30, 2021
Cash and cash equivalents	$365,900	$365,900	$—	$—
Public Warrants	—	—	—	—
Private Warrants	6,873	—	—	6,873

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2020
Cash and cash equivalents	$629,761	$629,761	$—	$—
Public Warrants	57,515	57,515	—	—
Private Warrants	43,877	—	—	43,877

The following table summarizes the changes in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2020	Additions	Settlements	Loss / (Gain) on fair value adjustments included in earnings	Balance at June 30, 2021
Private Warrants	$43,877	—	(28,085)	(8,919)	$6,873

4838-3851-2884.3

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

(in thousands)

	June 30, 2021	December 31, 2020
Property, Plant & Equipment
Land	$326	$326
Buildings	6,223	6,223
Machinery and equipment	38,608	38,443
Vehicles	373	142
Construction in progress	240,773	56,529
	$286,303	$101,663
Less: Accumulated depreciation	—	—
Total	$286,303	$101,663

Construction in progress is primarily comprised of retooling and construction at the Company's facility in Lordstown, Ohio to ready the plant to begin the manufacturing of electric vehicles. The Company is currently reengineering its production process, bringing acquired assets up to the level needed for production and evaluating assets that will be necessary in the production of the Endurance pickup truck. Completed assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use. As of June 30, 2021, manufacturing has not begun and thus no depreciation was recognized in 2021 or 2020.

Property, plant and equipment consist of an idle assembly and manufacturing plant in Lordstown, Ohio. The facility is equipped with the tooling necessary to begin production of the Endurance pickup truck along with all personal property, purchased from GM in November 2019 for $20 million, recorded as a related party note payable. In early 2019, GM made the decision to halt manufacturing on its Chevrolet Cruze sedan which was manufactured at its Lordstown plant. The plant remained closed with no production until GM and the Company were able to agree on the terms of the asset purchase, which resulted in a purchase price significantly lower than the fair market value of the assets acquired.

The cost of property, plant and equipment includes the value of the $20.0 million related party note payable, along with any directly attributable costs of bringing the asset to its working condition and location for intended use, including direct acquisition costs and capitalized interest. The Company recorded $0.1 million of interest capitalized during 2019 and $0.3 million during the quarter ended March 31, 2020 as the facility assets underwent activities necessary to bring them to their intended use. Beginning April 1, 2020, activity on the facility stopped due to the shutdown caused by the COVID-19 pandemic. As these activities were no longer ongoing, interest capitalization on the related party note payable was suspended. Therefore, interest from April 1, 2020 through the date of the Business Combination which totaled $0.4 million was expensed as incurred. As of the date of the Business Combination, our related party note payable totaled $20.8 million and was settled as part of the Business Combination.

During the quarter ended March 31, 2020, the Company also purchased property from GM for $1.2 million which was recorded to construction in progress. The corresponding Due to related party balance was satisfied with equity at the consummation of the Business Combination as described in Note 1. See Note 7 for further details on the Due to related party balance. During the quarter ended June 30, 2020, the Company sold equipment which it determined was not necessary for production which resulted in a gain on sale of the asset for $2.3 million.

4838-3851-2884.3

During the fourth quarter of 2020, we also recognized an additional $23.2 million of property that was exchanged for common stock as part of the Business Combination.

NOTE 5 — NOTE PAYABLE

On April 17, 2020, LMC entered into a Promissory Note with The Huntington National Bank, which provides for a loan in the amount of $1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan had a two-year term and bears interest at a rate of 1.0% per annum.  The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. During the quarter ended June 30, 2021, our $1.0 million loan was forgiven.

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

On October 30, 2020, the Company, together with current and former executive officers Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, and certain of our employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order. The parties engaged in discovery in anticipation of Karma seeking a preliminary injunction. To date, Karma has not moved for a preliminary injunction.  Karma retained new counsel in March 2021. On April 16, 2021, Karma filed an Amended Complaint that added additional defendants (two Company employees and two Company contractors that were previously employed by Karma) and a number of additional claims alleging generally that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. The Amended Complaint contains a total of 28 counts, including: (i) alleged violations under federal law of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act, (ii) alleged violations of California law for misappropriation of trade secrets and unfair competition; (iii) common law claims for breach for breach of contract and tortious interference with contract; (iv) common law claims for breach of contract, including confidentiality agreements, employment agreements and the non-binding letter of intent; and (v) alleged common law claims for breach of duties of loyalty and fiduciary duties. The Amended Complaint also asserts claims for conspiracy, fraud, interstate racketeering activity, and violations of certain provisions of the California Penal Code relating to unauthorized computer access. Karma is seeking permanent injunctive relief and monetary damages. The Company is continuing to evaluate the matters asserted in the lawsuit, but intends to vigorously defend against these claims and believes there are strong defenses to the claims and the damages demanded. At this time, however, the Company cannot predict the outcome of this matter or estimate the possible loss or range of possible loss, if any. The proceedings are subject to uncertainties inherent in the litigation process.

4838-3851-2884.3

Six related putative securities class action lawsuits were filed against the Company and certain of its current and former officers and directors and former DiamondPeak directors between March 18, 2021 and May 14, 2021 in the U.S. District Court for the Northern District of Ohio (Rico v. Lordstown Motors Corp., et al. (Case No. 21-cv-616); Palumbo v. Lordstown Motors Corp., et al. (Case No. 21-cv-633); Zuod v. Lordstown Motors Corp., et al. (Case No. 21-cv-720); Brury, et al. v. Lordstown Motors Corp., et al. (Case No. 21-cv-760)); Romano et al. v. Lordstown Motors Corp., et al., (Case No. 21-cv-994); and FNY Managed Accounts LLC, et al. v. Lordstown Motors Corp. et al., (Case No. 21-cv-1021)), asserting violations of federal securities laws under Section 10(b), Section 14(a), Section 20(a), and Section 20A of the Exchange Act. The complaints generally allege that the Company and individual defendants made materially false and misleading statements relating to vehicle pre-orders and production timeline. The matters have been consolidated and the Court appointed George Troicky as lead plaintiff and Labaton Sucharow LLP as lead plaintiffs’ counsel. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al. (Case No. 21-cv-604); Kelley, et al. v. Burns, et al. (Case No. 12-cv-724); Patterson, et al. v. Burns, et al. (Case No. 21-cv-910); Sarabia v. Burns, et al. (Case No. 21-cv-1010)), asserting violations of Sections 14(a) and 20(a) the Exchange Act, breach of fiduciary duty under Brophy, breach of fiduciary duty, insider selling, unjust enrichment, and waste and in two of those cases (Cohen and Kelley), violations of Sections 10(b) and 20 of the Exchange Act, and Rule 10b-5, all relating to vehicle pre-orders, production timeline, and the merger between DiamondPeak and Legacy Lordstown. Another related stockholder derivative lawsuit was filed in U.S. District Court for the Northern District of Ohio on June 30, 2021 (Thai et al. v. Burns, et al. (Case No. 21-cv-1267)), asserting violations under the Sections 10(b), 14(a), 20, 21D of the Exchange Act and Rule 10b-5, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, based largely on the same alleged facts as the other derivative lawsuits. The first two filed derivative actions, Cohen and Kelley, were consolidated on June 10, 2021 and Johnson Fistel, LLP and Glancy Prongay & Murray LLP were appointed as co-lead counsel for plaintiffs in the consolidated derivative action. The consolidation and appointment of lead counsel both occurred prior to the filing of Patterson and Sarabia. It is unclear whether or to what extent the filing of Patterson and Sarabia will affect the consolidated matter or the status of the lead counsel. In addition, between approximately March 26, 2021 and June 24, 2021, LMC received five demands for books and records pursuant to Section 220 of the Delaware General Corporation Law from stockholders who state they are investigating whether to file similar derivative lawsuits, among other purposes. On or around July 26, 2021, the Company received a stockholder litigation demand that the Company’s board of directors investigate and commence legal proceedings against certain current and former officers and directors based on alleged breaches of fiduciary duties, corporate waste, and unjust enrichment. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

The Company has also received two subpoenas from the SEC for the production of documents and information, including relating to the merger between DiamondPeak and Legacy Lordstown and pre-orders of vehicles, and the Company has been informed by the U.S. Attorney’s Office for the Southern District of New York that it is investigating these matters. The Company has cooperated, and will continue to cooperate, with these and any other regulatory or governmental investigations and inquiries.

Except as described above, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

4838-3851-2884.3

NOTE 7 — RELATED PARTY TRANSACTIONS

On November 7, 2019, the Company entered into an Asset Transfer Agreement, Operating Agreement and separate Mortgage Agreement (collectively, the “Agreements”) with GM. Pursuant to the Agreements, the Company incurred debt to GM recorded as a related party note payable in the principal amount of $20.0 million, secured by the real property described in Note 4. The Company had imputed interest of 5% on the related party note payable until February 1, 2020 when the stated interest rate of 7% began per the terms of the Agreement. Interest for the three months ended March 31, 2020 totaled $0.3 million which was capitalized as part of PP&E as described in Note 4. This note which totaled $20.8 million as of the date of the Closing, was converted to equity during the Business Combination described in Note 1.

In conjunction with the Operating Agreement described above, the Company was also required to reimburse GM for expenditures related to general plant maintenance and compliance associated with the Lordstown facility. The Company recorded expenses of $2.1 million during the six months ended June 30, 2020 on the Statement of Operations. Additionally, during the six months ended June 30, 2020, the Company purchased property from GM for $1.2 million which was recorded to CIP. As of the date of the Closing described in Note 1, we had accrued a total of $5.9 million as a Due to Related Party liability which was converted to equity as part of the Business Combination.

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

On November 7, 2019, the Company entered into a transaction with Workhorse Group Inc., for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales. In November 2020, we pre-paid a royalty payment to Workhorse Group in the amount of $4.75 million. The upfront royalty payment represents an advance on royalties due on 1% of the gross sales price of the first 200,000 vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceeds the amount paid upfront. The upfront royalty payment was recorded as a prepaid expense as of December 31, 2020, but reclassified to other non-current assets as of June 30, 2021 based on our revised production timeline. These amounts will be amortized as a percent of each vehicle sold.

NOTE 8 — CAPITAL STOCK AND LOSS PER SHARE

Our Charter provides for 312 million authorized shares of capital stock, consisting of (i) 300 million shares of Class A common stock and (ii) 12 million shares of preferred stock each with a par value of $0.0001. We had

4838-3851-2884.3

176.6 million and 168.0 million shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents. For the three months ended June 30, 2021, our share equivalent included 3.8 million options,1.6 million BGL Warrants, and 2.3 million Private Warrants outstanding. None of the stock options or warrants were included in the calculation of diluted EPS because we recorded a net loss for the three and six months ended June 30, 2021 and June 30, 2020 as including these instruments would be anti-dilutive.

The weighted-average number of shares outstanding for basic and diluted loss per share is as follows:

(in thousands)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Basic and diluted weighted average shares outstanding	176,585	73,951	175,595	72,931

NOTE 9 — SUBSEQUENT EVENT

On July 23, 2021, the Company entered into an equity purchase agreement with YA, pursuant to which YA has committed to purchase up to $400 million of our Class A common stock, at our direction from time to time, subject to the satisfaction of certain conditions. Such sales of Class A common stock, if any, will be subject to certain limitations, and may occur from time to time at our sole discretion, over the approximately 36-month period commencing on the date of the Purchase Agreement, provided that a registration statement covering the resale by YA of the shares of Class A common stock purchased from us is declared effective by the SEC and the other conditions set forth in the Purchase Agreement are satisfied. We filed the registration statement with the SEC on July 30, 2021, and it was declared effective on August 11, 2021.

Under applicable Nasdaq rules and the Purchase Agreement, we will not sell to YA shares of our Class A common stock in excess of 35,144,690 shares (the “Exchange Cap”), which is 19.9% of the shares of Class A common stock outstanding immediately prior to the execution of the Purchase Agreement, unless (i) we obtain stockholder approval to issue shares of Class A common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of shares of Class A common stock under the Purchase Agreement (including the Commitment Shares described below in the number of shares sold for these purposes) equals or exceeds $7.48 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) immediately preceding the signing of the Purchase Agreement; or (ii) the average Nasdaq Official Closing Price of the Common Shares (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Purchase Agreement). At current market prices of our shares of Class A common stock, without stockholder approval, the Exchange Cap would limit the amount of funds we are able to raise to significantly less than the $400 million commitment under the Purchase Agreement.

We may direct YA to purchase amounts of our Class A common stock under the Purchase Agreement that we specify from time to time in a written notice (an “Advance Notice”) delivered to YA on any trading day. The maximum amount that we may specify in an Advance Notice is equal to the lesser of: (i) an amount equal to thirty percent (30%) of the Daily Value Traded of the Class A common stock on the trading day immediately preceding an Advance Notice, or (ii) $30.0 million. For these purposes, “Daily Value Traded” is the product obtained by multiplying the daily trading volume of our Class A common stock by the volume weighted average price for that trading day. Subject to the satisfaction of the conditions under the Purchase

4838-3851-2884.3

Agreement, we may deliver Advance Notices from time to time, provided that we have delivered all shares relating to all prior Advance Notices. The purchase price of the shares of Class A common stock will be equal to 97% of the simple average of the daily VWAPs for the three trading days following the Advance Notice as set forth in the Purchase Agreement.

As consideration for YA’s irrevocable commitment to purchase shares of the Company’s Class A common stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company issued 371,287 shares of its Class A common stock to YA (the “Commitment Shares”).

4838-3851-2884.3

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Cautionary Note Regarding Forward-Looking Statements" above and Item 1A. Risk Factors in our Form 10-K/A and this Form 10-Q for a discussion of these risks and uncertainties.

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

Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. We introduced the Endurance in June 2020 and have been building beta vehicles during the first half of 2021. We are on track to begin early production units in the late September 2021 and complete vehicle validation and regulatory approvals in December 2021 to January 2022. We expect this will be followed by deployments to selected early customers in the first quarter of 2022 in advance of commercial production and launch in the second quarter of 2022, with the ramp planned to accelerate in the second half of 2022, subject to receipt of adequate financing.

This responsible commercial plan is important for three reasons: 1) to ensure that we provide our fleet customers with the time necessary to experience and then build out the necessary charging infrastructure for larger deployments and for them to gain experience with the Endurance’s performance in the real-world; 2) to manage our supply chain challenges prudently, particularly as shortages and COVID impacts persist through the next few quarters; and 3) to fortify our capital position to fully support our commercial launch.

Our goal is to achieve a leadership position as an OEM vehicle supplier to the commercial fleet industry. We intend to do so by focusing on the following strengths:

●	a highly experienced and proven senior management team with over 100 years of collective experience in the automotive and electric vehicle areas from prominent OEMs, including Workhorse Group, Tesla, Karma, Toyota, GM, Hyundai and Volkswagen;
●	the near-production-ready, strategically located manufacturing Lordstown Complex, that we believe offers significant advantages in terms of the time and cost necessary to reach full-scale commercial production;
●	approximately 800,000 square feet within the plant complex allocated for in-wheel hub motor and lithium-ion battery pack production and assembly, which together will account for our propulsion production;
●	the unique and efficient design of the Endurance incorporating advanced technology and engineering, including the use of in-wheel hub motors resulting in what we believe will be the fewest moving parts of any comparable vehicle currently available; and
●	a safe, reliable and efficient vehicle, designed for and targeted to the needs of the fleet market, that we believe will offer a significantly reduced total cost of ownership and compelling value as compared to currently available alternatives.

4838-3851-2884.3

We are also evaluating whether there are opportunities to strategically leverage the value of our facility and technologies through potential relationships with third parties as a means to generate financing and revenues. Such relationships could include, but are not limited to, third parties building vehicles in our facility, us building vehicles for third parties or sales of our technologies, such as battery packs or hub motors, to third parties.

Results of Operations for the three months ended June 30, 2021 and 2020

(in thousands)

	Three months ended	Three months ended
	June 30, 2021	June 30, 2020
Net sales	$—	$—
Operating expenses
Selling and administrative expenses	33,793	5,155
Research and development expenses	76,544	4,786
Total operating expenses	110,337	9,941
Loss from operations	(110,337)	(9,941)
Other income (expense)
Other income	1,877	2,346
Interest income (expense)	260	(363)
Loss before income taxes	(108,200)	(7,958)
Income tax expense	—	—
Net loss	$(108,200)	$(7,958)

Selling and Administrative Expense

Selling and administration expenses increased $28.6 million during the three months ended June 30, 2021 compared to 2020 as Lordstown ramped up organizational activities in 2021.

Research and Development Expense

Research and development expenses increased $71.8 million during the three months ended June 30, 2021 compared to 2020 as Lordstown continued design and development work on the Endurance.

Results of Operations for the six months ended June 30, 2021 and 2020

(in thousands)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Net sales	$—	$—
Operating expenses
Selling and administrative expenses	48,187	8,677
Research and development expenses	168,356	13,254
Total operating expenses	216,543	21,931
Loss from operations	(216,543)	(21,931)
Other (expense) income
Other (expense) income	(17,255)	2,472
Interest income (expense)	387	(364)
Loss before income taxes	(233,411)	(19,823)
Income tax expense	—	—
Net loss	$(233,411)	$(19,823)

4838-3851-2884.3

Selling and Administrative Expense

Selling and administration expenses increased $39.5 million during the six months ended June 30, 2021 compared to 2020 as Lordstown ramped up organizational activities in 2021.

Research and Development Expense

Research and development expenses increased $155.1 million during the six months ended June 30, 2021 compared to 2020 as Lordstown continued design and development work on the Endurance.

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

We had cash and cash equivalents of approximately $365.9 million and an accumulated deficit of $367.9 million at June 30, 2021 and a net loss of $233.4 million for the six months ended June 30, 2021. Our ability to continue as a going concern is dependent on our ability to complete the development of our electric vehicles, obtain regulatory approval, begin commercial scale production and launch the sale of such vehicles.

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

4838-3851-2884.3

In an effort to alleviate these conditions, management is currently evaluating various funding alternatives and may seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from government or financial institutions. As part of our funding efforts, on July 23, 2021, the Company entered into an equity purchase agreement with YA II PN, LTD. (“YA”), pursuant to which YA has committed to purchase up to $400 million of our Class A common stock, at our direction from time to time, subject to the satisfaction of certain conditions. The actual amount that we raise under this facility will depend on market conditions and other financing alternatives that we are exploring, as well as limitations in the agreement. In particular, at current market prices of our shares of Class A common stock, without stockholder approval, the Exchange Cap provision would limit the amount of funds we are able to raise to significantly less than the $400 million commitment under the Purchase Agreement. See Note 9 to the to the condensed consolidated financial statements for more information

As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about our ability to continue as a going concern.

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

Expected Endurance production in 2021 will be limited and we will need additional funding in the near term to ramp for 2022 production and to establish higher volume, sustained capacity and generally to reach full scale commercial production as contemplated by our business plan. In order to manage liquidity, expenditures will continue at a reduced pace and will relate primarily to retooling plans that will allow us to provide the limited capacity by the end of 2021 for testing and certifications and to demonstrate the capabilities of the Endurance to customers and financing sources.

If we are unable to raise additional capital in the near term, our operations and production plans will be scaled back or curtailed and, if any funds raised are insufficient to provide a bridge to full commercial production and generation of sufficient funds from operations, our successful operation and growth would be impeded.

Cash Flows

The following table provides a summary of Lordstown’s cash flow data for the period indicated:

(in thousands)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash used by operating activities	$(171,374)	$(11,388)
Cash (used by) provided by investing activities	$(175,601)	$2,396
Cash provided by financing activities	$365,900	$585

4838-3851-2884.3

Net Cash Used by Operating Activities

For the six months ended June 30, 2021 compared to 2020, net cash used by operating activities increased by $160.0 million. This increase was primarily due to a $213.6 million increase of net operating loss offset by changes in working capital, primarily a significant increase in accounts payable and accrued expenses as we have ramped up our research and development and other spending.

Net Cash Used by Investing Activities

For the six months ended June 30, 2021 compared to 2020, cash used by investing activities increased $178.0 million primarily due to capital spending in 2021.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2021 compared to 2020, cash flows from financing activities increased $75.7 million primarily due to $82.0 million of cash proceeds from exercise of warrants net of a $5.3 million decrease in proceeds from the issuance of stock.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On June 30, 2021, we had cash and cash equivalents of approximately $365.9 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management,

4838-3851-2884.3

including our Executive Chairwoman and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Executive Chairwoman and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

Based upon their evaluation, our Executive Chairwoman and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses described below and discussed in our Form 10-K/A for the year ended December 31, 2020.

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

4838-3851-2884.3

be prevented or detected on a timely basis. These deficiencies could result in misstatements to our financial statements that would be material and would not be prevented or detected on a timely basis.

Our management has prepared a remediation plan to be instituted in 2021 under the oversight of the Audit Committee. The management team has also engaged a third-party consultant to assist in the implementation of our remediation plan. The plan involves hiring and training additional qualified personnel, performing detailed risk assessments in key process areas to identify risks of material misstatement, further documentation and implementation of control procedures to address the identified risks of material misstatements in key process areas, and the implementation of monitoring activities over the components of our internal controls which would include holding personnel accountable to their responsibilities for the design and implementation of internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are designing and implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4838-3851-2884.3

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 6 - Commitments and Contingencies of the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

It is not possible to predict the actual number of shares we will sell to YA under the Purchase Agreement, or the actual gross proceeds resulting from those sales.

On July 23, 2021, we entered into the Purchase Agreement with YA, pursuant to which YA has committed to purchase up to $400 million in shares of our Class A common stock (the “Total Commitment”), subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our Class A common stock that may be issued under the Purchase Agreement may be sold by us to YA at our discretion from time to time over an approximately 36-month period commencing on the date of the Purchase Agreement.

We generally have the right to control the timing and amount of any sales of our shares of Class A common stock to YA under the Purchase Agreement. Sales of our Class A common stock, if any, to YA under the Purchase Agreement will depend upon market conditions and other factors. We may ultimately decide to sell to YA all, some or none of the shares of our Class A common stock that may be available for us to sell to YA pursuant to the Purchase Agreement.

Because the purchase price per share to be paid by YA for the shares of Class A common stock that we may elect to sell to YA under the Purchase Agreement, if any, will fluctuate based on the market prices of our Class A common stock during the applicable purchase valuation period for each purchase made pursuant to the Purchase Agreement, if any, it is not possible for us to predict, as of the date hereof and prior to any such sales, the number of shares of Class A common stock that we will sell to YA under the Purchase Agreement, the purchase price per share that YA will pay for shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by YA under the Purchase Agreement, if any.

In addition, unless we satisfy the exception set forth in the Purchase Agreement based on the average price of our sales thereunder or we obtain stockholder approval, we will not be able to issue shares of Class A common stock in excess of the Exchange Cap under the Purchase Agreement in accordance with applicable Nasdaq rules. Depending on the market prices of our Class A common stock in the future, this could be a significant limitation on the amount of funds we are able to raise pursuant to the Purchase Agreement. For example, at current market prices of our shares of Class A common stock, without stockholder approval, the Exchange Cap would limit the amount of funds we are able to raise to significantly less than the $400 million commitment under the Purchase Agreement. Other limitations in the Purchase Agreement, including the Beneficial Ownership Cap and our ability to meet the conditions necessary to deliver an Advance Notice, could also prevents us from being able to raise funds up to the Total Commitment.

Moreover, although the Purchase Agreement provides that we may sell up to an aggregate of $400 million of our Class A common stock to YA, only 35,144,690 shares of our Class A common stock are being registered for resale by YA under the registration statement filed for such purpose, consisting of (i) the 371,287 Commitment Shares that we issued to YA upon execution of the Purchase Agreement as consideration for its commitment to purchase our Class A common stock under the Purchase

4838-3851-2884.3

Agreement and (ii) up to 34,773,403 shares of Class A common stock that we may elect to sell to YA, in our sole discretion, from time to time from and after the date of, and pursuant to, the Purchase Agreement. Even if we elect to sell to YA all of the shares of Class A common stock being registered for resale, depending on the market prices of our Class A common stock at the time of such sales, the actual gross proceeds from the sale of all such shares may be substantially less than the $400 million Total Commitment under the Purchase Agreement, which could materially adversely affect our liquidity.

If we desire to issue and sell to YA under the Purchase Agreement more than the 35,144,690 shares being registered for resale, and the Exchange Cap provisions and other limitations in the Purchase Agreement would allow us to do so, we would need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by YA of any such additional shares of our Class A common stock and the SEC would have to declare such registration statement or statements effective before we could sell additional shares.

Any issuance and sale by us under the Purchase Agreement of a substantial amount of shares of Class A common stock in addition to the shares of Class A common stock being registered for resale by YA could cause additional substantial dilution to our stockholders. The number of shares of our Class A common stock ultimately offered for sale by YA is dependent upon the number of shares of Class A common stock, if any, we ultimately sell to YA under the Purchase Agreement.

Further, the resale by YA of a significant amount of shares at any given time, or the perception that these sales may occur, could cause the market price of our Class A common stock to decline and to be highly volatile.

We may require additional financing to sustain our operations and without it we will not be able to continue operations.

The extent to which we rely on YA as a source of funding will depend on a number of factors, including the prevailing market price of our Class A common stock, our ability to meet the conditions necessary to deliver Advance Notices under the Purchase Agreement, the impacts of the Exchange Cap and the Beneficial Ownership Cap and the extent to which we are able to secure funding from other sources. Regardless of the amount of funds we ultimately raise under the Purchase Agreement, if any, we expect to continue to seek other sources of funding. Even if we were to sell to YA the Total Commitment under the Purchase Agreement, we will still need additional capital to fully implement our business plan.

Future sales and issuances of our Class A common stock or other securities might result in significant dilution and could cause the price of our Class A common stock to decline.

To raise capital, we may sell Class A common stock, convertible securities or other equity securities in one or more transactions other than those contemplated by the Purchase Agreement, at prices and in a manner we determine from time to time. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our Class A common stock, or securities convertible or exchangeable into Class A common stock, in future transactions may be higher or lower than the price per share paid by investors in this offering. Any sales of additional shares will dilute our stockholders.

Sales of a substantial number of shares of our Class A common stock in the public market or the perception that these sales might occur could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable

4838-3851-2884.3

to predict the effect that sales may have on the prevailing market price of our Class A common stock. In addition, the sale of substantial amounts of our Class A common stock could adversely impact its price.

Management will have broad discretion as to the use of the proceeds from the Purchase Agreement, and uses may not improve our financial condition or market value.

Because we have not designated the amount of net proceeds from the Purchase Agreement to be used for any particular purpose, our management will have broad discretion as to the application of such proceeds. Our management may use the proceeds for working capital and general corporate purposes that may not improve our financial condition or advance our business objectives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the first half of 2021 that were not registered under the Securities Act of 1933.

4838-3851-2884.3

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
10.1

Management Services Agreement, dated as of June 8, 2021, between AP Services, LLC and Lordstown Motors Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

10.2

Separation and Release Agreement, dated June 13, 2021, between Lordstown Motors Corp. and Stephen S. Burns (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

10.3

Separation and Release Agreement, dated June 13, 2021, between Lordstown Motors Corp. and Julio Rodriquez (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021)

10.4

Letter Agreement, dated as of June 18, 2021, between Angela Strand and Lordstown Motors Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2021)

10.5

Employment Agreement, dated as of June 18, 2021, between Jane Ritson-Parsons and Lordstown Motors Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2021)

10.6

Amended and Restated Employment Agreement, dated as of June 18, 2021, between Rich Schmidt and Lordstown Motors Corp. (incorporated by reference to the Company’s Current Report on Form 8-K dated June 24, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification pursuant to 18 U.S.C. 1350
32.2*	Certification pursuant to 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

4838-3851-2884.3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e
LORDSTOWN MOTORS CORP.

Date: August 12, 2021	/s/ Angela Strand Angela Strand Executive Chairwoman (Principal Executive Officer)
Date: August 12, 2021	/s/ Rebecca A Roof Rebecca A Roof Interim Chief Financial Officer (Principal Financial and Accounting Officer)

4838-3851-2884.3