Form 10-Q
period 2021-09-30
Lordstown Motors Corp.
filed 2021-11-12
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of November 9, 2021, 192,230,903 shares of the registrant’s Class A common stock were outstanding.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on June 8, 2021(the “Form 10-K/A”), and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended September 30, 2021, as well as the following:

●	our ability to continue as a going concern, which requires us to manage costs and obtain significant additional funding to ramp to the production phase of our operations, including to implement the proposed transactions with Foxconn, begin commercial scale production, launch the sale of our vehicles and invest in research and development of additional products;
●	our future capital requirements and sources and uses of cash;
●	our ability to execute our business model, including market acceptance of our planned products;
●	risks related to our limited operating history, the rollout of our business and the timing of expected business milestones, including our ability to complete the engineering of the Endurance, our all electric full-size pick-up truck, and retooling of our facility, to establish appropriate supplier relationships, to successfully complete testing and to start production of the Endurance, in accordance with our projected timeline and budget;
●	our ability to consummate and realize the benefits from our pending transaction with Foxconn under the Asset Purchase Agreement (See Note 9 – Subsequent Events), which is subject to various conditions to closing, including the entry into a contract manufacturing agreement and receipt of regulatory approvals, and to identify and complete additional strategic relationships or endeavors in order to leverage the value of our facility and technologies;
●	our ability to source suppliers for our critical components and the terms of such arrangements, and our ability to complete building out our supply chain;
●	the availability and cost of raw materials and components, particularly in light of current supply chain disruptions, and the consequences of such shortages on testing and other activities, which could present challenges that impact the timing of our commercial production;

4838-3851-2884.3

●	our ability to obtain binding purchase orders and build customer relationships, including uncertainties as to whether and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●	our ability to deliver on the expectations of customers with respect to the performance, quality, reliability, safety and efficiency of the Endurance and to provide the levels of service and support that they will require;
●	our ability to attract and retain key personnel;
●	our business, expansion plans and opportunities;
●	the effects on our future business of competition;
●	the pace and depth of electric vehicle adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	changes in laws, regulatory requirements, governmental incentives and fuel and energy prices;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	litigation, regulatory proceedings, investigations, complaints, product liability claims and/or adverse publicity;
●	failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors.

4838-3851-2884.3

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

(in thousands except for share data)

(Unaudited)

		Restated
	September 30, 2021	December 31, 2020
ASSETS:
Current Assets
Cash and cash equivalents	$233,831	$629,761
Accounts receivable	—	21
Prepaid expenses and other current assets	22,916	24,663
Total current assets	$256,747	$654,445
Property, plant and equipment	362,391	101,663
Intangible assets	—	11,111
Other non-current assets	4,750	—
Total Assets	$623,888	$767,219
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$48,666	$32,536
Accrued and other current liabilities	39,187	1,538
Total current liabilities	$87,853	$34,074
Note payable	—	1,015
Warrant liability	3,529	101,392
Total liabilities	$91,382	$136,481
Stockholders’ equity
Class A common stock, $0.0001 par value, 300,000,000 shares authorized; 182,074,899 and 168,007,960 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$18	$17
Additional paid in capital	996,146	765,162
Accumulated deficit	(463,658)	(134,441)
Total stockholders’ equity	$532,506	$630,738
Total liabilities and stockholders' equity	$623,888	$767,219

See Notes to Condensed Consolidated Financial Statements

4838-3851-2884.3

Lordstown Motors Corp.

Statements of Operations

(in thousands except for per share data)

(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net sales	$—	$—	$—	$—
Operating expenses
Selling, general and administrative expenses	31,281	12,033	79,468	20,710
Research and development expenses	56,890	29,966	225,246	43,220
Amortization of intangible assets	11,111	—	11,111	—
Total operating expenses	$99,282	$41,999	$315,825	$63,930
Loss from operations	(99,282)	(41,999)	$(315,825)	$(63,930)
Other income (expense)
Other income (expense)	3,467	58	(13,788)	2,530
Interest income (expense)	9	(557)	396	(921)
Loss before income taxes	$(95,806)	$(42,498)	$(329,217)	$(62,321)
Income tax expense	—	—	—	—
Net loss	$(95,806)	$(42,498)	$(329,217)	$(62,321)
Loss per share attributable to common shareholders
Basic & Diluted	(0.54)	(0.57)	(1.86)	(0.85)
Weighted-average number of common shares outstanding
Basic & Diluted	178,761	73,951	176,573	73,273

All activity and balances related to common stock prior to the business combination have been restated based on the Exchange Ratio in the Merger Agreement.

See Notes to Condensed Consolidated Financial Statements

4838-3851-2884.3

Lordstown Motors Corp.

Statements of Stockholder’s Equity/(Deficit)

(in thousands)

(unaudited)

	Three Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	176,606	$18	$966,837	$(367,852)	$599,003
Issuance of common stock	1,522	—	2,724	—	2,724
Common stock issued under Equity Purchase Agreement	3,947	—	20,000	—	20,000
Stock compensation	—	—	6,585	—	6,585
Net loss	—	—	—	(95,806)	(95,806)
Balance at September 30, 2021	182,075	$18	$996,146	$(463,658)	$532,506

	Three Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2020	72,980	$8	$26,657	$(30,214)	$(3,549)
Issuance of common stock	—	—	—	—	—
Stock compensation	—	—	708	—	708
Net loss	—	—	—	(42,498)	(42,498)
Balance at September 30, 2020	72,980	$8	$27,365	$(72,712)	$(45,339)

	Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020 - Restated	168,008	$17	$765,162	$(134,441)	$630,738
Issuance of common stock	2,136	—	3,822	—	3,822
Common stock issued for exercise of warrants	7,984	1	194,797	—	194,798
Common stock issued under Equity Purchase Agreement	3,947	—	20,000	—	20,000
Stock compensation	—	—	12,365	—	12,365
Net loss	—	—	—	(329,217)	(329,217)
Balance at September 30, 2021	182,075	$18	$996,146	$(463,658)	$532,506

	Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	68,279	$7	$18,940	$(10,391)	$8,556
Issuance of common stock	4,701	1	6,403	—	6,404
Stock compensation	—	—	2,022	—	2,022
Net loss	—	—	—	(62,321)	(62,321)
Balance at September 30, 2020	72,980	$8	$27,365	$(72,712)	$(45,339)

All activity and balances related to common stock and additional paid-in capital prior to the business combination have been restated based on the Exchange Ratio in the Merger Agreement.

See Notes to Condensed Consolidated Financial Statements

4838-3851-2884.3

Lordstown Motors Corp.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net loss	$(329,217)	$(62,321)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	12,365	2,022
Non-cash change in fair value related to warrants	14,918	—
Amortization of intangible assets	11,111	—
Forgiveness of note payable	(1,015)	—
Gain on disposal of fixed assets	—	(2,346)
Changes in assets and liabilities:
Accounts receivables	21	(20)
Prepaid expenses	(3,001)	(4,794)
Accounts payable	10,929	20,587
Accrued expenses and other current liabilities	37,649	11,267
Cash used by operating activities	$(246,240)	$(35,605)

Cash flows from investing activities
Purchases of capital assets	$(255,528)	$—
Proceeds from the sale of capital assets	—	2,396
Cash (used by) provided by investing activities	$(255,528)	$2,396

Cash flows from financing activities
Cash proceeds from exercise of warrants	$82,016	$—
Proceeds from Equity Purchase Agreement	20,000	—
Issuance of common stock	3,822	6,404
Proceeds from notes payable	—	44,353
Cash provided by financing activities	$105,838	$50,757
Decrease in cash and cash equivalents	$(395,930)	$17,548
Cash and cash equivalents, beginning balance	629,761	2,159
Cash and cash equivalents, ending balance	$233,831	$19,707

See Notes to Condensed Consolidated Financial Statements

4838-3851-2884.3

LORDSTOWN MOTORS CORP

NOTES TO INTERIM FINANCIAL STATEMENTS

Unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Lordstown Description of Business

Lordstown Motors Corp., a Delaware corporation (“Lordstown” or the “Company”), is an electric vehicle (EV) innovator developing high-quality light duty commercial fleet vehicles, with the Endurance all electric pick-up truck as its first vehicle being launched in the Lordstown, Ohio facility. The Company is in its initial design and testing phase related to its production of the Endurance and has yet to bring a completed product to market.

On September 30, 2021, the Company, Lordstown EV Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Lordstown EV”) and an affiliate of Hon Hai Technology Group (“Foxconn”) entered into an Agreement in Principle (the “Agreement in Principle”) to work jointly on electric vehicle programs in the Company’s facility in Lordstown, Ohio. Other than with respect to exclusivity and certain customary provisions, the Agreement in Principle was non-binding and subject to the negotiation and execution of definitive agreements.

The Agreement in Principle provided, among other things, as follows:

●	The Company and Foxconn would use commercially reasonable best efforts to negotiate a definitive agreement pursuant to which Foxconn would purchase the Lordstown facility, excluding the Company’s hub motor assembly line, battery module and packing line assets, certain intellectual property rights and other excluded assets, for $230 million.
●	The parties would also negotiate a contract manufacturing agreement, which would be a condition to closing of the facility purchase, whereby Foxconn would manufacture the Endurance at the Lordstown facility. The Company would also agree to provide Foxconn with certain rights with respect to future vehicle programs.
●	Concurrently with the closing under the definitive agreements, the Company would issue warrants to Foxconn that are exercisable until the third anniversary of the closing for 1.7 million shares of Class A common stock at an exercise price of $10.50 per share.
●	Following the closing under the definitive agreements, the Company would enter into a long-term lease for a portion of the existing facility for its Ohio-based employees, and Foxconn would offer employment to agreed upon Lordstown employees.

The parties agreed to a binding 60-day mutual exclusivity period with respect to the transactions contemplated by the Agreement in Principle and a fee of $50 million to be paid by any party who materially breaches this provision.

As further described in Note 9, on September 30, 2021, the Company also entered into a subscription agreement pursuant to which the Company agreed to issue and sell, and Foxconn agreed to purchase, 7.2 million shares of the Company’s Class A common stock (the “Subscription Agreement”) for approximately $50.0 million in total consideration. The closing of the Subscription Agreement occurred on October 12, 2021.

4838-3851-2884.3

See Note 9 – Subsequent Events for a description of the Asset Purchase Agreement entered into with Foxconn EV Technology, Inc., an Ohio corporation and affiliate of Foxconn (“Foxconn Ohio”) on November 10, 2021 (the “Asset Purchase Agreement”).

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

The Company has also reclassified the presentation of certain prior-year amounts to conform to the current presentation.

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

4838-3851-2884.3

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as in effect prior to the Closing, each outstanding share of DiamondPeak’s Class B common stock, par value $0.0001 per share, was automatically converted into one share of the Company’s Class A common stock at the Closing, resulting in an issuance of 7 million shares of Class A common stock in the aggregate.

In connection with the Closing, the Company (a) issued and sold an aggregate of 50 million shares of Class A common stock for $10.00 per share at an aggregate purchase price of $500 million pursuant to previously announced subscription agreements with certain investors (the “PIPE Investors”), (b) issued an aggregate of approximately 4 million shares of Class A common stock to holders of $40 million in aggregate principal amount plus accrued interest, of Legacy LMC convertible promissory notes at a conversion price of $10.00 per share upon automatic conversion of such notes (the “Note Conversions”), and (c) issued warrants to purchase 1.6 million shares of Class A common stock (“BGL Warrants”) a purchase price of $10.00 per share to a third party. Additionally, the Company assumed 9.3 million Public Warrants (as defined below) and 5.1 million Private Warrants (as defined below) both of which were originally issued by DiamondPeak with an exercise price of $11.50. In December 2020, 2.7 million of the Public Warrants were exercised which resulted in $30.7 million in proceeds. In January 2021, a significant portion of the remaining Public Warrants and 0.6 million of the Private Warrants were exercised upon payment of the cash exercise price, which resulted in cash proceeds of $82.0 million. As of September 30, 2021, there were 2.3 million Private Warrants, 1.6 million BGL Warrants and no Public Warrants outstanding. See further discussion related to the accounting of the Public Warrants and Private Warrants in Note 3.

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

4838-3851-2884.3

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

The Company had cash and cash equivalents of approximately $233.8 million and an accumulated deficit of $463.7 million at September 30, 2021 and a net loss of $329.2 million for the nine months ended September 30, 2021. Since inception, the Company has been developing its flagship vehicle, the Endurance, an electric full-size pickup truck. The Company’s ability to continue as a going concern is dependent on its ability to complete the development of its electric vehicles, obtain regulatory approval, begin commercial scale production and launch the sale of such vehicles. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and the launch of sale of such vehicles. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In an effort to alleviate these conditions, and as further described in Note 8, on July 23, 2021, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with YA II PN, LTD. (“YA”), pursuant to which YA has committed to purchase up to $400 million of our Class A common stock, at our direction from time to time, subject to the satisfaction of certain conditions. During the quarter ended September 30, 2021, we issued 3.9 million shares to YA and received $20 million cash. We also issued 2.8 million shares to YA in exchange for $15 million cash in October 2021. The actual amount that we raise under this facility will depend on market conditions and other financing alternatives that we are exploring, as well as limitations in the agreement

In connection with Subscription Agreement described in Note 9, the Company sold 7.2 million shares of Class A common stock to an affiliate of Foxconn for approximately $50.0 million in total consideration on October 12, 2021.

Management continues to seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from government or financial institutions. The Company has engaged an advisor to advise the Company on additional financing alternatives.

In addition, the Company and Lordstown EV entered into the Asset Purchase Agreement with Foxconn Ohio to leverage the value of our facility and technologies, with the goal of becoming a capital light engineering, design and development company focused on developing multiple all-electric vehicle programs, primarily for the North American commercial vehicle market.

As discussed further in Note 9, the Asset Purchase Agreement provides that Foxconn Ohio will purchase the Lordstown facility, excluding the Company’s hub motor assembly line, battery module and packing line assets, certain intellectual property rights and other excluded assets, for $230 million and a reimbursement payment for certain operating and expansion costs incurred during the period leading up to the closing of the transactions contemplated by the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, Foxconn Ohio will pay the Company a down payment equal to $100 million no later than November 18, 2021 and thereafter will make additional down payments in the amount of $50 million on February 1, 2022 and $50 million no later than April 15, 2022, in each case subject to certain conditions. In exchange for the down

4838-3851-2884.3

payments, we will be granting Foxconn Ohio a first priority security interest in substantially all of Lordstown EV’s assets, along with committing to maintain minimum cash balances of $100 million through January 1, 2022, $50 million through March 1, 2022 and $30 million thereafter.

If the Asset Purchase Agreement is terminated or if the transaction does not close prior to the later of (i) April 30, 2022 and (ii), if CFIUS clearance is still pending on April 30, 2022, 10 days after the transaction is cleared by the U.S. government’s Committee on Foreign Investment in the United States (“CFIUS”), the Company is obligated to repay the down payments to Foxconn Ohio plus accrued interest, and such potential repayment obligation is secured by a first priority security interest in substantially all of Lordstown EV’s assets. In connection with the closing, the parties would enter into (i) a contract manufacturing agreement whereby Foxconn Ohio or its affiliate would manufacture the Endurance at the Lordstown, Ohio facility for the Company (the “CMA”) and (ii) a long-term lease agreement whereby Foxconn Ohio would lease to Lordstown EV up to 30,000 square feet of space located at the Lordstown, Ohio facility for its Ohio-based employees (the “Lease”). In connection with the closing, the Company will issue warrants to Foxconn that are exercisable until the third anniversary of the closing for 1.7 million shares of Class A common stock at an exercise price of $10.50 per share.

The transactions with Foxconn are expected to provide the Company with near-term liquidity from the value of the facility and technologies, reduce the overall capital investment needed by the Company to reach commercial production, accelerate our ability to achieve scaled manufacturing, speed up future vehicle development and launch, provide more cost-effective access to certain raw material, components and other inputs and reduce overhead costs associated with the Lordstown facility borne by the Company.

Even if the Foxconn transaction is consummated in accordance with the current terms and on the anticipated timeline, we will need additional funding to continue our development efforts and maintain our current plans for our production timeline.

As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our business and industry, as well as our pending transaction with Foxconn. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about our ability to continue as a going concern.

NOTE 2 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

The Company reclassified $2.3 million of gain on sale of fixed assets to other income during the nine months ended September 30, 2020 in order to consistently present its condensed consolidated financial statements. The reclassification did not impact net loss.

Immaterial Correction of Error

The Company’s previously issued financial statements have been revised to reclassify certain expenses that were inappropriately presented within the consolidated statement of operations. This resulted in the reclassification of $2.7 million of research and development expenses to selling and administrative expenses for the nine months ended September 30, 2020. The error did not impact net loss.

The Company, in consultation with the Audit Committee of the Board of Directors, evaluated the effect of these adjustments on the Company’s consolidated financial statements under ASC 250, Accounting Changes

4838-3851-2884.3

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

The Company maintains its cash in investment accounts as well as bank deposit accounts which, at times, exceed federally insured limits. Management believes it is not exposed to significant credit risk.

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

Intangible assets other than goodwill

Intangible assets included patents, copyrights, trade secrets, know-how, software, and all other intellectual property and proprietary rights connected with the electric pickup truck and other electric vehicle technology owned by Workhorse and contributed in exchange for equity in the Company.

During the quarter ended September 30, 2021, we continued to refine the design of the Endurance and consider technologies we would use in future vehicles.  Given the lack of Workhorse technology used in the Endurance and new management’s strategic direction of the Company, inclusive of the transactions contemplated with Foxconn as detailed in Note 9, we deemed it appropriate to change the useful life of the technology we acquired from Workhorse to zero months. As such, we recorded accelerated amortization of $11.1 million during the quarter ended September 30, 2021.

4838-3851-2884.3

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

Warrants

The Company accounts for its Public and Private Warrants as described in Note 3 in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which the Public Warrants and Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public and Private Warrants as liabilities at their fair value and adjusts the Public and Private Warrants to fair value at each reporting period or at the time of settlement. Any change in fair value is recognized in the statement of operations as Other income/(expense).

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense. The Company does not have material uncertain tax positions.

Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASUs (collectively ASC 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing

4838-3851-2884.3

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

The Public and Private Warrants are classified as a liability with any changes in the fair value recognized immediately in our condensed consolidated statements of operations. The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the Public and Private Warrants:

	Three months ended	Nine months ended
	September 30, 2021	September 30, 2021
Public Warrants	$—	$(27,180)
Private Warrants	3,344	12,263
Net gain (loss) on changes in fair value	$3,344	$(14,918)

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

At each measurement date, we use a stock price volatility input of 50%. This assumption considers observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants, as well as the volatility implied by the traded

4838-3851-2884.3

options of the Company. The risk-free rates utilized were 0.847% and 0.413% for the valuations as of September 30, 2021 and December 31, 2020, respectively.

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
September 30, 2021
Cash and cash equivalents	$233,831	$233,831	$—	$—
Public Warrants	—	—	—	—
Private Warrants	3,529	—	—	3,529

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2020
Cash and cash equivalents	$629,761	$629,761	$—	$—
Public Warrants	57,515	57,515	—	—
Private Warrants	43,877	—	—	43,877

The following table summarizes the changes in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2020	Additions	Settlements	Loss / (Gain) on fair value adjustments included in earnings	Balance at September 30, 2021
Private Warrants	$43,877	—	(28,085)	(12,263)	$3,529

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

(in thousands)

	September 30, 2021	December 31, 2020
Property, Plant & Equipment
Land	$326	$326
Buildings	6,223	6,223
Machinery and equipment	38,608	38,443
Vehicles	448	142
Construction in progress	316,786	56,529
	$362,391	$101,663
Less: Accumulated depreciation	—	—
Total	$362,391	$101,663

Construction in progress includes retooling and construction at the Company's facility in Lordstown, Ohio and tooling held at various supplier locations. The Company is currently finalizing its production process, bringing acquired assets up to the level needed for commercial production and evaluating assets that will be necessary in the commercial production of the Endurance pickup truck. Completed assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use. As of

4838-3851-2884.3

September 30, 2021, commercial scale manufacturing has not begun and thus no depreciation was recognized in 2021 or 2020.

Property, plant and equipment also includes the manufacturing plant in Lordstown, Ohio which was purchased from GM in November 2019 for $20.0 million, recorded as a related party note payable. In early 2019, GM made the decision to halt manufacturing on its Chevrolet Cruze sedan which was manufactured at its Lordstown plant. The plant remained closed with no production until GM and the Company were able to agree on the terms of the asset purchase, which resulted in a purchase price significantly lower than the fair market value of the assets acquired. As of the date of the Business Combination, our related party note payable for the plant and interest totaled $20.8 million and was settled as part of the Business Combination.

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

During the quarter ended September 30, 2020, the Company entered into “Placement Agency Agreements” with Maxim Group, LLC (“Maxim”) and existing shareholders. Pursuant to the terms of the Placement Agency Agreements, the Company issued “Convertible Promissory Notes” to a series of investors for proceeds worth $37.8 million net of transaction costs. In connection with the Closing described in Note 1, the Company issued an aggregate of approximately 4 million shares of Class A Common Stock in exchange for the Convertible Promissory Notes.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company has entered into supply agreements with Samsung and LG Energy Solution to purchase lithium-ion cylindrical battery cells. The agreements provide for certain pricing and minimum quantity parameters, including our obligation to purchase such minimum amounts which totaled approximately $16.3 million, $139.4 million and $273.6 million in 2021, 2022, and 2023, respectively, subject to change for increases in raw material pricing. We are in the process of negotiating amendments to reduce the amounts of these obligations, but there is no assurance that we will reach such agreements.

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

4838-3851-2884.3

future based on new developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

On October 30, 2020, the Company, together with executive officers Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, and certain of our employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order. On April 16, 2021, Karma filed an Amended Complaint that added additional defendants (two Company employees and two Company contractors that were previously employed by Karma) and a number of additional claims alleging generally that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. The Amended Complaint contains a total of 28 counts, including: (i) alleged violations under federal law of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act, (ii) alleged violations of California law for misappropriation of trade secrets and unfair competition; (iii) common law claims for breach of contract and tortious interference with contract; (iv) common law claims for breach of contract, including confidentiality agreements, employment agreements and the non-binding letter of intent; and (v) alleged common law claims for breach of duties of loyalty and fiduciary duties. The Amended Complaint also asserts claims for conspiracy, fraud, interstate racketeering activity, and violations of certain provisions of the California Penal Code relating to unauthorized computer access. Karma is seeking permanent injunctive relief and monetary damages.

After several months of discovery, Karma filed a motion for preliminary injunction on August 8, 2021, seeking to temporarily enjoin the Company from producing any vehicle that incorporated Karma’s alleged trade secrets. On August 16, 2021, Karma also moved for sanctions for spoliation of evidence. On September 16, 2021, the District Court denied Karma’s motion for a preliminary injunction, and denied, in part, and granted, in part, Karma’s motion for sanctions. As a result of its partial grant of Karma’s sanctions motion, the District Court awarded Karma a permissive adverse inference jury instruction, the scope of which will be determined at trial.

On September 20, 2021, the District Court granted the parties’ request to continue the trial date and other pretrial deadlines. Discovery is now set to close on March 1, 2022, and trial is scheduled to begin on August 8, 2022.The Company is continuing to evaluate the matters asserted in the lawsuit, and is vigorously defending against Karma’s claims. The Company continues to believe that there are strong defenses to the claims and the damages demanded. At this time, however, the Company cannot predict the outcome of this matter or estimate the possible loss or range of possible loss, if any. The proceedings are subject to uncertainties inherent in the litigation process.

Six related putative securities class action lawsuits were filed against the Company and certain of its current and former officers and directors and former DiamondPeak directors between March 18, 2021 and May 14, 2021 in the U.S. District Court for the Northern District of Ohio (Rico v. Lordstown Motors Corp., et al. (Case No. 21-cv-616); Palumbo v. Lordstown Motors Corp., et al. (Case No. 21-cv-633); Zuod v. Lordstown Motors Corp., et al. (Case No. 21-cv-720); Brury, et al. v. Lordstown Motors Corp., et al. (Case No. 21-cv-760)); Romano et al. v. Lordstown Motors Corp., et al., (Case No. 21-cv-994); and FNY Managed Accounts LLC, et al. v. Lordstown Motors Corp. et al., (Case No. 21-cv-1021). The matters have been consolidated and the Court appointed George Troicky as lead plaintiff and Labaton Sucharow LLP as lead plaintiff’s counsel. On September 10, 2021, lead plaintiff and several additional named plaintiffs filed their consolidated amended complaint, asserting violations of federal securities laws under Section 10(b), Section 14(a), Section 20(a), and Section 20A of the Exchange Act against the Company and certain of its current and former officers and directors. The complaint generally alleges that the Company and individual defendants made materially false and misleading statements relating to vehicle pre-orders and production timeline. Defendants filed their motion to dismiss on November 9, 2021. Plaintiffs’ response is due by January 17, 2022, and the motion to dismiss will be fully briefed by March 3, 2022. We intend to vigorously defend against the claims. The

4838-3851-2884.3

proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al. (Case No. 21-cv-604); Kelley, et al. v. Burns, et al. (Case No. 12-cv-724); Patterson, et al. v. Burns, et al. (Case No. 21-cv-910); Sarabia v. Burns, et al. (Case No. 21-cv-1010)). The derivative actions in the District of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 21D, Section 14(a) and Section 20(a) the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution on the motion to dismiss in the consolidated securities class action. Plaintiffs’ deadline to respond to the motion to stay is November 24, 2021, and the motion will be fully briefed by December 22, 2021. Another related stockholder derivative lawsuit was filed in U.S. District Court for the Northern District of Ohio on June 30, 2021 (Thai et al. v. Burns, et al. (Case No. 21-cv-1267)), asserting violations under Section 10(b), Section 14(a), Section 20, Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, based on similar facts as the consolidated derivative action. On October 21, 2021, the court in the Northern District of Ohio derivative action entered a stipulated stay of the action and scheduling order relating to defendants’ anticipated motion to dismiss and/or subsequent motion to stay that is similarly conditioned on the resolution of the motion to dismiss in the consolidated securities class action. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

In addition, between approximately March 26, 2021 and September 23, 2021, LMC received eight demands for books and records pursuant to Section 220 of the Delaware General Corporation Law from stockholders who state they are investigating whether to file similar derivative lawsuits, among other purposes. Also, on or around July 26, 2021, the Company received a stockholder litigation demand that the Company’s board of directors investigate and commence legal proceedings against certain current and former officers and directors based on alleged breaches of fiduciary duties, corporate waste, and unjust enrichment. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

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

NOTE 7 — RELATED PARTY TRANSACTIONS

On November 7, 2019, the Company entered into an Asset Transfer Agreement, Operating Agreement and separate Mortgage Agreement (collectively, the “GM Agreements”) with GM. Pursuant to the GM Agreements, the Company incurred debt to GM recorded as a related party note payable in the principal amount of $20.0 million, secured by the real property described in Note 4. The Company had imputed interest of 5% on the related party note payable until February 1, 2020 when the stated interest rate of 7% began per

4838-3851-2884.3

the terms of the GM Agreement. Interest for the three months ended March 31, 2020 totaled $0.3 million which was capitalized as part of PP&E as described in Note 4. This note which totaled $20.8 million as of the date of the Closing, was converted to equity during the Business Combination described in Note 1.

In conjunction with the Operating Agreement described above, the Company was also required to reimburse GM for expenditures related to general plant maintenance and compliance associated with the Lordstown facility. The Company recorded expenses of $2.1 million during the nine months ended September 30, 2020 on the Statement of Operations. Additionally, during the nine months ended September 30, 2020, the Company purchased property from GM for $1.2 million which was recorded to CIP. As of the date of the Closing described in Note 1, we had accrued a total of $5.9 million as a Due to Related Party liability which was converted to equity as part of the Business Combination.

On May 28, 2020, the Company entered into a Convertible Promissory Note (the “Convertible Note”) with GM that provided financing to the Company of up to $10.0 million secured by the Company’s property, plant and equipment and intangible assets. Pursuant to the terms of the Convertible Note, the Company had the ability to periodically draw down on the Convertible Note to meet its working capital needs. The Convertible Note had a $5.0 million balance at the closing of the Business Combination and was converted to equity as described in Note 1.

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

On November 7, 2019, the Company entered into a transaction with Workhorse Group Inc., for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales. In November 2020, we pre-paid a royalty payment to Workhorse Group in the amount of $4.75 million. The upfront royalty payment represents an advance on royalties due on 1% of the gross sales price of the first 200,000 vehicles sold, but only to the extent that the aggregate amount of such royalty fees exceeds the amount paid upfront. The upfront royalty payment was recorded as a prepaid expense as of December 31, 2020, but reclassified to other non-current assets as of September 30, 2021. These amounts will be amortized as a percent of each vehicle sold. As of September 30, 2021, Workhorse Group was no longer determined to be a related party.

NOTE 8 — CAPITAL STOCK AND LOSS PER SHARE

Our Charter provides for 312 million authorized shares of capital stock, consisting of (i) 300 million shares of Class A common stock and (ii) 12 million shares of preferred stock each with a par value of $0.0001. We had 182.1 million and 168.0 million shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is calculated based on the weighted average number of shares outstanding during the

4838-3851-2884.3

period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents. For the three months ended September 30, 2021, our share equivalent included 3.1 million options,1.6 million BGL Warrants, and 2.3 million Private Warrants outstanding. None of the stock options or warrants were included in the calculation of diluted EPS because we recorded a net loss for the three and nine months ended September 30, 2021 and September 30, 2020 as including these instruments would be anti-dilutive.

The weighted-average number of shares outstanding for basic and diluted loss per share is as follows:

(in thousands)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Basic and diluted weighted average shares outstanding	178,761	73,951	176,573	73,273

On July 23, 2021, the Company entered into an Equity Purchase Agreement with YA, pursuant to which YA has committed to purchase up to $400 million of our Class A common stock, at our direction from time to time, subject to the satisfaction of certain conditions. Such sales of Class A common stock, are subject to certain limitations, and may occur from time to time at our sole discretion, over the approximately 36-month period commencing on the date of the Equity Purchase Agreement, provided that a registration statement covering the resale by YA of the shares of Class A common stock purchased from us is declared effective by the SEC and the other conditions set forth in the Equity Purchase Agreement are satisfied. We filed the registration statement with the SEC on July 30, 2021, and it was declared effective on August 11, 2021.

Under applicable Nasdaq rules and the Equity Purchase Agreement, we will not sell to YA shares of our Class A common stock in excess of 35,144,690 shares (the “Exchange Cap”), which is 19.9% of the shares of Class A common stock outstanding immediately prior to the execution of the Equity Purchase Agreement, unless (i) we obtain stockholder approval to issue shares of Class A common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of shares of Class A common stock under the Equity Purchase Agreement (including the Commitment Shares described below in the number of shares sold for these purposes) equals or exceeds $7.48 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) immediately preceding the signing of the Equity Purchase Agreement; or (ii) the average Nasdaq Official Closing Price of the Common Shares (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Equity Purchase Agreement). At current market prices of our shares of Class A common stock, without stockholder approval, the Exchange Cap would limit the amount of funds we are able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement.

We may direct YA to purchase amounts of our Class A common stock under the Equity Purchase Agreement that we specify from time to time in a written notice (an “Advance Notice”) delivered to YA on any trading day. The maximum amount that we may specify in an Advance Notice is equal to the lesser of: (i) an amount equal to thirty percent (30%) of the Daily Value Traded of the Class A common stock on the trading day immediately preceding an Advance Notice, or (ii) $30.0 million. For these purposes, “Daily Value Traded” is the product obtained by multiplying the daily trading volume of our Class A common stock by the volume weighted average price for that trading day. Subject to the satisfaction of the conditions under the Equity Purchase Agreement, we may deliver Advance Notices from time to time, provided that we have delivered all shares relating to all prior Advance Notices. The purchase price of the shares of Class A common stock will be equal to 97% of the simple average of the daily VWAPs for the three trading days following the Advance Notice as set forth in the Equity Purchase Agreement.

4838-3851-2884.3

As consideration for YA’s irrevocable commitment to purchase shares of the Company’s Class A common stock upon the terms of and subject to satisfaction of the conditions set forth in the Equity Purchase Agreement, upon execution of the Equity Purchase Agreement, the Company issued 0.4 million shares of its Class A common stock to YA (the “Commitment Shares”).

During the quarter ended September 30, 2021, inclusive of the 0.4 million Commitment Shares, we issued 3.9 million shares to YA and received $20 million cash. We also issued 2.8 million shares to YA in exchange for $15 million cash in October 2021.

As of September 30, 2021, we were in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was $380 million which is subject to certain limitations as described above.

NOTE 9 — SUBSEQUENT EVENT

On September 30, 2021, the Company entered into a subscription agreement pursuant to which the Company agreed to issue and sell, and Foxconn agreed to purchase, 7.2 million shares of the Company’s Class A common stock for $6.8983 per share in cash based on the simple average of the volume weighted average price for the 15 days immediately preceding the date of the subscription agreement, or approximately $50.0 million in total consideration. The stock issuance and corresponding receipt of approximately $50.0 million occurred in October 2021 and was recorded in the fourth quarter of 2021.

On November 10, 2021, the Company, Lordstown EV and Foxconn Ohio entered into the Asset Purchase Agreement, to establish certain of the definitive terms contemplated by the Agreement in Principle.

Pursuant to the Asset Purchase Agreement, among other items, Foxconn Ohio agreed to purchase the Lordstown, Ohio facility and certain related assets, including manufacturing equipment and related intellectual property rights, but excluding the hub motor assembly line, battery module and packing line assets, certain intellectual property rights and other excluded assets, and Foxconn Ohio agreed to assume certain contracts relating to the purchased assets and certain liabilities of the Company. As consideration for the asset purchase, Lordstown EV will be paid a purchase price of $230 million and a reimbursement payment for certain operating and expansion costs incurred by Lordstown EV during the period leading up to the closing of the transactions contemplated by the Asset Purchase Agreement. At or prior to the closing, it is expected that certain employees, primarily in the manufacturing and operational areas, will become employees of Foxconn Ohio.

The Asset Purchase Agreement provides, among other things, as follows:

●	Foxconn Ohio will pay Lordstown EV a down payment equal to $100 million by November 18, 2021 and thereafter will make additional down payments in the amount of $50 million on February 1, 2022 and $50 million no later than April 15, 2022, in each case subject to certain conditions, including without limitation, the maintenance of minimum cash balances of $100 million through January 1, 2022, $50 million through March 1, 2022 and $30 million thereafter. If the Asset Purchase Agreement is terminated or if the transaction does not close prior to the later of (i) April 30, 2022 and (ii) if CFIUS clearance is still pending on April 30, 2022, 10 days after the transaction is cleared by CFIUS, Lordstown EV and the Company are obligated to repay the down payments to Foxconn plus accrued interest, and Lordstown EV has granted Foxconn a first priority security interest in substantially all of its assets to secure this repayment obligation.

4838-3851-2884.3

●	In connection with the closing, the Company will issue warrants to Foxconn that are exercisable until the third anniversary of the closing for 1.7 million shares of Class A common stock at an exercise price of $10.50 per share.
●	In connection with the closing, the parties would enter into (i) a contract manufacturing agreement whereby Foxconn Ohio or its affiliate would manufacture the Endurance at the Lordstown, Ohio facility for Lordstown EV (the “Contract Manufacturing Agreement”) and (ii) a long-term lease agreement whereby Foxconn Ohio would lease to Lordstown EV up to 30,000 square feet of space located at the Lordstown, Ohio facility for its Ohio-based employees (the “Lease”).

The closing of the transactions contemplated by the Asset Purchase Agreement is subject to certain conditions, including (a) the parties negotiating a mutually agreeable Contract Manufacturing Agreement, (b) the parties entering into the Contract Manufacturing Agreement and the Lease, (c) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (d) receipt of a communication that the U.S. government’s Committee on Foreign Investment in the United States has concluded that the transaction is not a “covered transaction” or that CFIUS has completed its review of the transaction and determined there are no national security concerns with the transaction. In light of these conditions, many of which are beyond our control, there can be no assurance that the transactions contemplated by the Asset Purchase Agreement will be completed in a timely matter or at all. Further, there can be no assurance that the Company and Foxconn will enter into any of the definitive agreements described below.

Prior to the closing, the Company and Foxconn will also use commercially reasonable efforts to enter into:

●	a joint venture agreement whereby, among other items, the parties will allocate engineering resources to jointly design, engineer, develop, validate, industrialize and launch vehicle programs for the commercial vehicle market in North America and internationally, including the granting of certain rights for the parties to commercialize such programs;
●	a licensing agreement pursuant to which the Company would license to Foxconn the Company’s intellectual property relating to its frame, rolling chassis and other technologies, subject to reasonable royalties or licensing fees and other terms mutually agreed to by the parties; and
●	an agreement pursuant to which, during the period between signing and closing, the industrialization, facility and operations teams of the Company will provide support to Foxconn on homologation, industrial engineering, site preparation and other areas in support of Foxconn’s non-Company vehicles and non-Endurance-specific investments, new buildings and infrastructure maintenance and improvements on an open book basis at a cost-plus rate.

The foregoing summary of certain terms of the Asset Purchase Agreement do not purport to be complete and are subject to, and are qualified in their entirety by, the full text of the Asset Purchase Agreement, which the Company has filed as an exhibit to this report.

4838-3851-2884.3

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Cautionary Note Regarding Forward-Looking Statements" above and Item 1A. Risk Factors in our Form 10-K/A and this Form 10-Q for a discussion of these risks and uncertainties, including without limitation, with respect to our estimated production timeline, need for additional financing and the risks related to our planned transactions with Foxconn.

Our mission is to be a catalyst in the world’s transition to sustainable energy. We are an electric vehicle (EV) innovator developing high-quality light duty commercial fleet vehicles, with the Endurance all electric pick-up truck as our first vehicle being launched in the Lordstown, Ohio facility.

Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. We introduced the Endurance in June 2020, built prototype vehicles during 2021 and plan to build approximately 100 pre-production vehicles for testing, validation, verification and regulatory approvals during the balance of 2021 and the first quarter of 2022. We expect commercial production to begin in the third quarter of 2022, subject to receipt of adequate financing.

See Part II - Item 1.A. Risk Factors below for further discussion of the risks associated with our production timeline.

In addition, the Company entered into the Asset Purchase Agreement with Foxconn to leverage the value of our facility and technologies, with goal of becoming a capital light engineering, design and development company focused on developing multiple all-electric vehicle programs, primarily for the North American commercial vehicle market.

We seek to capture meaningful share of commercial fleet electric vehicle market and intend to do so by focusing on the following strengths:

●	a highly experienced and proven senior management team with over 100 years of collective experience in the automotive and electric vehicle areas from prominent OEMs;
●	the unique and efficient design of the Endurance incorporating advanced technology and engineering, including the use of in-wheel hub motors resulting in what we believe will be the fewest moving parts of any comparable vehicle currently available; and
●	a safe, reliable and efficient vehicle, designed for and targeted to the needs of the fleet market, that we believe will offer a significantly reduced total cost of ownership and compelling value as compared to currently available alternatives.

We are refining our business model through the strategic sale of our facility to Foxconn as outlined in the Asset Purchase Agreement, which provides that Foxconn will purchase the Lordstown facility, excluding the our hub motor assembly line, battery module and packing line assets, certain intellectual property rights and other excluded assets, for $230 million and a reimbursement payment for certain operating and expansion costs incurred from September 1, 2021 through the closing of the transactions contemplated by the Asset Purchase Agreement. In connection with the closing, the parties would enter into (i) the Contract Manufacturing Agreement under which Foxconn would manufacture the Endurance at the Lordstown, Ohio facility for the Company and (ii) the Lease under which Foxconn would lease to Lordstown EV up to 30,000 square feet of space located at the Lordstown, Ohio facility for its Ohio-based employees.

4838-3851-2884.3

The transactions with Foxconn are expected to provide the Company with near-term liquidity from the value of the facility and technologies, reduce the overall capital investment needed by the Company to reach commercial production, accelerate our ability to achieve scaled manufacturing, speed up future vehicle development and launch, provide more cost-effective access to certain raw materials, components and inputs and reduce overhead costs associated with the Lordstown facility borne by the Company.

We are also exploring future vehicle development opportunities, including the use of Foxconn’s MiH, which stands for Motion in Harmony, platform. As announced in October 2020 by Foxconn, the MiH is an open EV ecosystem that is meant to promote collaboration in the EV industry to lower barriers to entry, accelerate innovation, and shorten development cycles through the use of common, standardized components and systems, and a flexible, modular platform. Foxconn’s goal is to bring strategic partners together to build the next generation of EV, autonomous driving, and mobility service applications. See Part II - Item 1.A. Risk Factors below for further discussion of the risks associated with our planned transactions with Foxconn.

To support our fleet management partners, we have also signed a Memorandum of Understanding with Cox Automotive to provide service and support to all Lordstown Motors EV fleet customers. Cox Automotive has more than 6,000 service centers, 3,000 partner locations and 800 mobile technicians nationwide. Subject to negotiation and execution of a definitive agreement, the Cox team would deliver a full suite of service solutions including preventative scheduled maintenance, vehicle pickup and delivery, battery servicing, vehicle and collision repairs and roadside assistance. Coupled with our advanced connected vehicle technology and over-the-air update capabilities, this relationship is expected to position us to meet our customer needs after they take delivery of our vehicles.

Results of Operations for the three months ended September 30, 2021 and 2020

(in thousands)

	Three months ended	Three months ended
	September 30, 2021	September 30, 2020
Net sales	$—	$—
Operating expenses
Selling, general and administrative expenses	31,281	12,033
Research and development expenses	56,890	29,966
Amortization of intangible assets	11,111	—
Total operating expenses	99,282	41,999
Loss from operations	(99,282)	(41,999)
Other income (expense)
Other income	3,467	58
Interest income (expense)	9	(557)
Loss before income taxes	(95,806)	(42,498)
Income tax expense	—	—
Net loss	$(95,806)	$(42,498)

Selling, General and Administrative Expense

Selling, general and administration expenses of $31.3 million during the three months ended September 30, 2021 consisted primarily of personnel and legal costs totaling approximately $14.7 million and $12.6 million, respectively. Total selling, general and administrative expenses increased $19.2 million during the three months ended September 30, 2021 compared to 2020 primarily due to a $14.4 million increase in legal costs and insurance and a $3.8 million increase in personnel costs.

4838-3851-2884.3

Research and Development Expense

Research and development expenses of $56.9 million during the three months ended September 30, 2021 consisted primarily of $19.2 million in personnel costs, $17.3 million in design, engineering and testing services, and $12.3 million in prototype component costs. Total research and development expenses increased $26.9 million during the three months ended September 30, 2021 compared to 2020 primarily due to increases of $16.4 million and $11.6 million in personnel and prototype component costs, respectively. These increases were partially offset by decreases in other expenses.

Amortization of Intangible Assets

During the quarter ended September 30, 2021, we continued to refine the design of the Endurance and consider technologies we would use in future vehicles.  Given the lack of Workhorse technology used in the Endurance and new management’s strategic direction of the Company, inclusive of the transactions contemplated with Foxconn, we deemed it appropriate to change the useful life of the technology we acquired from Workhorse to zero months. As such, we recorded accelerated amortization of $11.1 million during the quarter ended September 30, 2021.

Results of Operations for the nine months ended September 30, 2021 and 2020

(in thousands)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Net sales	$—	$—
Operating expenses
Selling, general and administrative expenses	79,468	20,710
Research and development expenses	225,246	43,220
Amortization of intangible assets	11,111	—
Total operating expenses	315,825	63,930
Loss from operations	(315,825)	(63,930)
Other (expense) income
Other (expense) income	(13,788)	2,530
Interest income (expense)	396	(921)
Loss before income taxes	(329,217)	(62,321)
Income tax expense	—	—
Net loss	$(329,217)	$(62,321)

Selling, General and Administrative Expense

Selling, general and administration expenses of $79.5 million during the nine months ended September 30, 2021 consisted primarily of personnel, and legal and insurance costs totaling approximately $33.5 million and $40.0 million, respectively. Total selling, general and administration expenses increased $58.8 million during the nine months ended September 30, 2021 compared to 2020 primarily due to a $35.0 million increase in legal and insurance costs and an $18.8 million increase in personnel costs.

Research and Development Expense

Research and development expenses of $225.2 million during the nine months ended September 30, 2021 consisted primarily of $46.8 million in personnel costs, $66.7 million in design, engineering and testing

4838-3851-2884.3

services, and $84.9 million in prototype component costs. Total research and development expenses increased $182.0 million during the nine months ended September 30, 2021 compared to 2020 primarily due to increases of $39.6 million, $83.1 million and $36.0 million in personnel, prototype component costs and design, engineering and testing services, respectively.

Liquidity and Capital Resources

In the third quarter of 2021, we continued to build and test prototype vehicles. Our business plan contemplates that we will build approximately 100 pre-production vehicles in the fourth quarter of 2021 and the first quarter of 2022 for testing, certifications and to demonstrate the capabilities of the Endurance to potential customers. We expect commercial production and customer deliveries to begin in the third quarter of 2022 and then continually increase. While conducting these activities, and for the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will substantially deplete our cash on hand. We anticipate that we have sufficient funds to close the Foxconn transaction and receive the proceeds as contemplated by the Asset Purchase Agreement. However, we will be required to raise capital in order to execute our business plan and carry out the activities necessary to reach the commercial production of the Endurance and deliver the vehicles required to begin generating positive cash flow.  The proceeds contemplated in the Asset Purchase Agreement will not be sufficient for these purposes. In addition, the transaction remains subject to certain conditions, and if the transaction does not close, we will be required to repay the down payments and there is no assurance we will have funding available to do so. Therefore, we continue to require additional capital.

In 2021, our research and development expenses and capital expenditures have increased significantly over 2020 levels to build capacity and invest in additional products and technologies, and are higher than anticipated due to additional spending needed for prototype components, vehicle validation tests, securing necessary parts/equipment for production, and utilizing third-party engineering services. This was due in part to the stress that the COVID-19 pandemic has put on the global automotive supply chain and a strategic decision to bring development of certain components, such as the frame, in house. We expect continued supply chain constraints and pricing pressure that may negatively impact our planned cost structure and production timeline. See Part II - Item 1.A. Risk Factors below for further discussion of the risks associated with disruptions to the supply chain.

In addition, in order to secure adequate supply of battery cells, we have agreements with certain suppliers which obligated us to purchase a minimum volume at approximately $16.3 million, $139.4 million and $273.6 million in 2021, 2022, and 2023, respectively, as of September 30, 2021 subject to change for increases in raw material pricing. We are in the process of negotiating amendments to reduce the amounts of these obligations, but there is no assurance that we will reach such agreements.

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

4838-3851-2884.3

conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

We had cash and cash equivalents of approximately $233.8 million and an accumulated deficit of $463.7 million at September 30, 2021 and a net loss of $329.2 million for the nine months ended September 30, 2021. Our ability to continue as a going concern is dependent on our ability to complete the development of our electric vehicles, obtain regulatory approval, begin commercial scale production and launch the sale of such vehicles.

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

In an effort to alleviate these conditions, management continues to seek to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from government or financial institutions. We have engaged an advisor to advise the Company on additional financing alternatives.

As part of our funding efforts, on July 23, 2021, the Company entered into the Equity Purchase Agreement with YA, pursuant to which YA has committed to purchase up to $400 million of our Class A common stock, at our direction from time to time, subject to the satisfaction of certain conditions. During the quarter ended September 30, 2021, we issued 3.9 million shares to YA and received $20 million cash. We also issued 2.8 million shares to YA in exchange for $15 million cash in October 2021. The actual amount that we raise under this facility will depend on market conditions and other financing alternatives that we are exploring, as well as limitations in the agreement. In particular, at current market prices of our shares of Class A common stock, without stockholder approval, the Exchange Cap provision would limit the amount of funds we are able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement. As of September 30, 2021, we were in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was $380 million which is subject to certain limitations as described above and in Note 8 of the condensed consolidated financial statements.

On September 30, 2021, the Company also entered into a Subscription Agreement pursuant to which the Company agreed to issue and sell, and Foxconn agreed to purchase, 7.2 million shares of the Company’s Class A common stock for approximately $50.0 million in total consideration. The closing of the Subscription Agreement occurred on October 12, 2021.

In addition, the Company entered into the Asset Purchase Agreement with Foxconn provides that Foxconn will purchase the Lordstown facility, excluding the Company’s hub motor assembly line, battery module and packing line assets, certain intellectual property rights and other excluded assets, for $230 million and a reimbursement payment for certain operating and expansion costs incurred during the period leading up the closing of the transactions contemplated by the Asset Purchase Agreement. Upon the signing of the Asset Purchase Agreement, Foxconn will pay the Company a down payment equal to $100 million by November 18, 2021 and thereafter will make additional down payments in the amount of $50 million on February 1, 2022 and $50 million no later than April 15, 2022, in each case subject to certain conditions. In exchange for the down payments, we will be granting Foxconn a first priority security interest in substantially all of Lordstown EV’s assets, along with committing to maintain minimum cash balances of $100 million through January 1, 2022, $50 million through March 1, 2022 and $30 million thereafter.

If the Asset Purchase Agreement is terminated or if the transaction does not close prior to April 30, 2022, the Company is obligated to repay the down payments to Foxconn, and such potential repayment obligation is secured by Lordstown EV’s assets. In connection with the closing, the parties would enter into (i) a contract

4838-3851-2884.3

manufacturing agreement whereby Foxconn would manufacture the Endurance at the Lordstown, Ohio facility for the Company (the “CMA”) and (ii) a long-term lease agreement whereby Foxconn would lease to Lordstown EV up to 30,000 square feet of space located at the Lordstown, Ohio facility for its Ohio-based employees (the “Lease”). In connection with the closing, the Company will issue warrants to Foxconn that are exercisable until the third anniversary of the closing for 1.7 million shares of Class A common stock at an exercise price of $10.50 per share.

The transactions with Foxconn are expected to provide the Company with near-term liquidity from the value of the facility and technologies, reduce the overall capital investment needed by the Company to reach commercial production, accelerate our ability to achieve scaled manufacturing, speed up future vehicle development and launch, provide more cost-effective access to certain raw materials, components and inputs and reduce overhead costs associated with the Lordstown facility borne by the Company.

Even if the Foxconn transaction is consummated in accordance with the current terms and on the anticipated timeline, we will need additional funding to continue our development efforts and maintain our current plans for our production timeline.

We accepted an invitation from the U.S. Department of Energy to start the process toward securing an ATVM loan and are currently in the due diligence phase. If we are successful in completing this stage, we may receive a term sheet, but we cannot guarantee we will reach that stage or be approved for a loan or provide any assurance as to the amount or timing of any loan that we may receive. Broadly speaking, prior ATVM loans were offered at Treasury rates for interest expense, required that the proceeds be spent on plant retooling or R&D activities and have imposed initial cash collateral requirements. We are also pursuing tax credits and grants across multiple jurisdictions.

As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our business and industry, as well as our pending transaction with Foxconn. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about our ability to continue as a going concern.

If we are unable to raise additional capital in the near term to facilitate full commercial production, we will be unable to launch the sale of our vehicle. In addition, we will be materially adversely affected if the transactions contemplated by the Asset Purchase Agreement entered into with Foxconn do not close. See Part II - Item 1.A. Risk Factors below for further discussion of the risks associated with our need for additional financing.

Cash Flows

The following table provides a summary of Lordstown’s cash flow data for the period indicated:

(in thousands)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Cash used by operating activities	$(246,240)	$(35,605)
Cash (used by) provided by investing activities	$(255,528)	$2,396
Cash provided by financing activities	$105,838	$50,757

4838-3851-2884.3

Net Cash Used by Operating Activities

For the nine months ended September 30, 2021 compared to 2020, net cash used by operating activities increased by $210.6 million. This increase was primarily due to a $213.6 million increase of net operating loss offset by changes in working capital, primarily a significant increase in accounts payable and accrued expenses as we have ramped up our research and development and other spending.

Net Cash Used by Investing Activities

For the nine months ended September 30, 2021 compared to 2020, cash used by investing activities increased $257.9 million primarily due to capital spending in 2021 on tooling and our Lordstown facility to support the commercial production launch of the Endurance.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2021 compared to 2020, cash flows from financing activities increased $55.1 million primarily due to $82.0 million of cash proceeds from the exercise of warrants in 2021 and $20.0 million of cash proceeds from sales under the Equity Purchase Agreement compared to $44.4 million of proceeds from notes payable in 2020.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On September 30, 2021, we had cash and cash equivalents of approximately $233.8 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without

4838-3851-2884.3

limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

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

4838-3851-2884.3

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

Since identification of the misstatement described above, management has been actively engaged in the planning for, and implementation of, remediation efforts. The Board and management, with the assistance of our third-party consultants, have implemented, among other items, the following measures to address the material weaknesses identified:

•	Hired and trained additional qualified personnel, including but not limited to our interim Chief Financial Officer pending appointment of our current Chief Financial Officer
•	Performed detailed risk assessments in key process areas to identify risks of material misstatement
•	Implemented control procedures to address the identified risks of material misstatements in key process areas
•	Implemented monitoring activities that hold personnel accountable to their responsibilities for the design and implementation of internal controls over financial reporting.

We have made progress in accordance with our remediation plan and our goal is to remediate our material weaknesses during fiscal year 2021. However, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures, however, there can be no assurance that this will occur within 2021.

Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

As discussed above, we are designing and implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4838-3851-2884.3

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 6 - Commitments and Contingencies of the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Form 10-K/A, except as set forth below. In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K/A, which could materially affect our business, financial condition or future operating results.

The transactions contemplated with Foxconn under the Asset Purchase Agreement and otherwise are subject to closing conditions, including further negotiation of a contract manufacturing agreement and customary regulatory approvals, and may not be consummated, lead to definitive agreements or provide the benefits that we anticipate.

We entered into the Asset Purchase Agreement with Foxconn on November 10, 2021, as disclosed in our Current Report on Form 8-K filed on November 10, 2021, in furtherance of the transactions contemplated by the agreement in principle that we entered into with Foxconn on September 30, 2021. Pursuant to the Asset Purchase Agreement, Foxconn would purchase the Lordstown facility, excluding our hub motor assembly line, battery module and packing line assets, certain intellectual property rights and other excluded assets, for $230 million and a reimbursement payment for certain operating and expansion costs incurred by us during the period leading up to the closing. Foxconn will pay $100 million by November 18, 2021, and thereafter will make additional down payments in the amount of $50 million on February 1, 2022 and $50 million no later than April 15, 2022, in each case subject to certain conditions, including without limitation, the maintenance of minimum cash balances of $100 million through January 1, 2022, $50 million through March 1, 2022 and $30 million thereafter. If the Asset Purchase Agreement is terminated or if the transaction does not close prior to the later of (i) April 30, 2022 and (ii) if CFIUS clearance is still pending on April 30, 2022, 10 days after the transaction is cleared by CFIUS, the Company is obligated to repay the down payments to Foxconn plus accrued interest, and Lordstown EV has granted Foxconn a first priority security interest in substantially all of its assets to secure the repayment obligation. The parties also intend to negotiate a contract manufacturing agreement, under which Foxconn would manufacture the Endurance at the Lordstown facility, and a lease under which Foxconn would lease to us up to 30,000 square feet of space located at the Lordstown, Ohio facility for our Ohio-based employees.

The closing of the transactions contemplated by the Asset Purchase Agreement is subject to certain conditions, including (a) the parties negotiating a mutually agreeable contract manufacturing agreement, (b) the parties entering into the contract manufacturing agreement and the lease, (c) the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (d) receipt of a communication that the U.S. government’s Committee on Foreign Investment in the United States has concluded that the transaction is not a “covered transaction” or that CFIUS has completed its review of the transaction and determined there are no national security concerns with the transaction.

Prior to the closing, the Company and Foxconn have also committed to use commercially reasonable efforts to enter into:

●	a joint venture agreement whereby, among other items, the parties will allocate engineering resources to jointly design, engineer, develop, validate, industrialize and launch vehicle programs for

4838-3851-2884.3

the commercial vehicle market in North America and internationally, including the granting of certain rights for the parties to commercialize such programs;
●	a licensing agreement pursuant to which we would license to Foxconn our intellectual property relating to its frame, rolling chassis and other technologies, subject to reasonable royalties or licensing fees and other terms mutually agreed to by the parties; and
●	an agreement pursuant to which, during the period between signing and closing, our industrialization, facility and operations teams will provide support to Foxconn on homologation, industrial engineering, site preparation and other areas in support of Foxconn’s non-Company vehicles and non-Endurance-specific investments, new buildings and infrastructure maintenance and improvements on an open book basis at a cost-plus rate.

Because the Asset Purchase Agreement is subject to conditions to closing, including the further negotiation of additional agreements and regulatory and other matters that our outside of our control, there is no assurance that we will complete any of the transactions contemplated by the Asset Purchase Agreement that are expected to occur at that closing. Further, the additional arrangements outlined above are subject to the negotiation of terms satisfactory to both parties. No assurances can be given as to the timing of any such agreements or the extent to which such agreements would be on terms favorable to us. Further, we cannot predict whether we will be able to fully realize the anticipated benefits from any aspects of our contemplated relationship with Foxconn, such as due to our need for additional financing, supply chain disruptions, and the consequences of these factors on testing and other activities, that could present challenges that impact the timing and cost of our commercial production. If we are unable to successfully complete the contemplated transactions and relationship with Foxconn, our business plan, financial condition and results of operation could be materially impaired.

We have faced and expect to continue to face disruptions to the supply chain, affecting our access to critical raw materials and components, and may be unable to adequately control the costs or maintain adequate supply of components and raw materials to facilitate completion of our development plans and full commercial production timeline.

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

4838-3851-2884.3

in battery cell production capacity or sufficient availability of semiconductors could result in shortages, which would increase our cost of materials or impact our prospects. These factors could also delay our overall production timeline and limit production volume.

Since our inception, we have experienced losses and expect to incur additional losses in the future and we require significant additional capital to implement our business plan, which may not be available on acceptable terms, if at all, creating substantial doubt as to our ability to continue as a going concern.

The design, manufacture and sale of vehicles is a capital-intensive business and have generated significant losses to date. Our business plan to design, produce, sell and service the Endurance and any additional vehicles requires significant additional capital to complete research and development and build out of infrastructure and commence full commercial production. Our revised budget only provides for limited completion of pre-production vehicles in 2021. Additional funding is needed for production in 2022 and beyond and to continue our ramp up to full commercial production, including in order to facilitate the proposed transactions with Foxconn. The amounts required are expected to be significant.

Further, the estimated costs and timelines that we have developed and continue to revise to reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition to the large-scale manufacture and sale of vehicles. We have already incurred increased costs and we have limited insight into trends that may emerge and affect our business. There can be no assurance that our further estimates related to the costs and timing necessary to complete the design and engineering of the Endurance and scale to full production will prove accurate.

The report of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2020 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to complete the development of our electric vehicles, obtain regulatory approval, begin commercial scale production and launch the sale of such vehicles. The Company believes that our current level of cash and cash equivalents are not sufficient to fund commercial scale production and the launch of sale of such vehicles. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this prospectus. If we are not able to continue as a going concern, or if there is continued doubt about our ability to do so, the value of your investment would be materially and adversely affected.

To alleviate these conditions, management has delayed and continues to delay certain expenditures in order to fund operations at reduced levels, has entered into funding arrangements and continues to seek various funding alternatives. On July 23, 2021, we entered into the Purchase Agreement with YA, pursuant to which YA has committed to purchase up to $400 million in shares of our Class A common stock, subject to certain limitations and conditions set forth in the Equity Purchase Agreement. The actual amount that we can raise under this facility will depend on market conditions as well as limitations in the agreement. In particular, at current market prices of our shares of Class A common stock, without stockholder approval, the Exchange Cap provision would limit the amount of funds we are able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement.

We are also refining our business model through the relationship with Foxconn as announced on October 1, 2021 and as set forth in the Asset Purchase Agreement entered into with Foxconn on November 10, 2021, pursuant to which we would sell our facility to Foxconn for $230 million and enter into a manufacturing arrangement for certain joint vehicle production activities conducted such facility, among other arrangements.

4838-3851-2884.3

Even if the Foxconn transaction is consummated in accordance with the current terms and on the anticipated timeline, we will need additional funding to continue our development efforts and maintain our current plans for our production timeline.

We accepted an invitation from the U.S. Department of Energy to start the process toward securing an ATVM loan and are currently in the due diligence phase. Broadly speaking, prior ATVM loans were offered at Treasury rates for interest expense, required that the proceeds be spent on plant retooling or R&D activities and have imposed initial cash collateral requirements. If we are successful in completing this stage, we may receive a term sheet, but we cannot guarantee we will reach that stage. We are also pursuing tax credits and grants across multiple jurisdictions. There can be no assurance that we will be approved for a loan or receive any tax credits or any assurance as to the amount or timing of any loan or credits that we may receive.

We have engaged an advisor to advise us on additional financing alternatives and are seeking to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining credit from government or financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us, or business and our industry, as well as our pending transaction with Foxconn.

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

Even if we secure necessary financing in the short term, we expect our future growth to continue to be capital-intensive and the timing for and ability to generate sufficient funds from operations is uncertain. We also intend to leverage our technologies to develop additional all-electric vehicles geared for the commercial market, which will require additional capital investment with returns and timelines that will be difficult to predict. Unlike established OEMs that have greater financial resources than we do, there can be no assurance that we will have access to the capital we need on favorable terms when required or at all. If we cannot raise additional funds when we need them, our financial condition and business and the value of your investment could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended September 30, 2021 that were not registered under the Securities Act of 1933, as amended, except as previously disclosed in our Current Report on Form 8-K filed on October 1, 2021.

4838-3851-2884.3

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
10.1

Equity Purchase Agreement, dated as of July 23, 2021, between Lordstown Motors Corp. and YA II PN, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2021)

10.2

Employment Agreement, dated as of August 26, 2021, between Lordstown Motors Corp. and Daniel Ninivaggi (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2021)

10.3

Employment Agreement, dated as of October 13, 2021, between Lordstown Motors Corp. and Adam Kroll (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021)

10.4

Employment Agreement, dated as of November 9, 2021, between Lordstown Motors Corp. and Edward Hightower (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.5

Amendment to Employment Agreement, dated as of November 9, 2021, between Lordstown Motors Corp. and Daniel Ninivaggi (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.6

Asset Purchase Agreement, dated November 10, 2021, between Lordstown Motors Corp. and Foxconn (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2021)

99.1

Agreement in Principle, dated as of September 30, 2021, among Foxconn Asset Management LLC, Lordstown EV Corporation and Lordstown Motors Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021)

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

e
LORDSTOWN MOTORS CORP.

Date: November 12, 2021	/s/ Daniel Ninivaggi Daniel Ninivaggi Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2021	/s/ Adam Kroll Adam Kroll Chief Financial Officer (Principal Financial and Accounting Officer)

4838-3851-2884.3