Form 10-K
period 2021-12-31
Lordstown Motors Corp.
filed 2022-02-28
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market, was approximately $1,953,267,226.

As of February 24, 2022 there were 196,480,077 shares of Class A common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “perhaps,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, financial or operational prospects, growth, strategies and the industry in which we operate, and any other statements that are not statements of current or historical facts.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of this report and the following:

●	our ability to consummate and realize the benefits from our pending transactions with Foxconn under the Asset Purchase Agreement (as described in Part I - Item 1. Business - Overview), that is subject to various conditions to closing, including the entry into a contract manufacturing agreement and the receipt of regulatory approvals, and our ability to enter into a joint product development agreement or similar agreement with an appropriate funding structure;
●	our ability to continue as a going concern, which requires us to manage costs and obtain significant additional funding well in advance of our target of third quarter 2022 for the start of commercial production and sale of the Endurance, and our ability to raise such funding on a reasonable timeline and with suitable terms;
●	our ability to raise sufficient capital in the future in order to invest in the tooling that we expect will enable us to eventually lower the Endurance bill of materials cost, continued design enhancements of the Endurance and any future vehicles we may develop;
●	the cost and other impacts of litigation, regulatory proceedings, investigations, complaints, product liability claims and/or adverse publicity, which may have a material adverse effect, whether or not successful or valid, on our business prospects and ability to obtain financing;
●	our ability to execute our business plan, including market acceptance of our planned products;
●	risks related to our limited operating history, the rollout of our business and the timing of expected business milestones, including our ability to complete the engineering of the Endurance and retooling of the production facility, to establish appropriate supplier relationships, to successfully complete testing, homologation and certification and to start production of the Endurance, in accordance with our projected timeline;
●	our ability to source and maintain suppliers for our critical components and the terms of such arrangements, and our ability to complete building out our supply chain;
●	the availability and cost of raw materials and components, particularly in light of current supply chain disruptions, inflation, and the consequences of such shortages on testing and other activities, which could present challenges that impact the timing of our commercial production;

●	our ability to obtain binding purchase orders and build customer relationships, including uncertainties as to whether and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●	our ability to deliver on the expectations of customers with respect to the pricing, performance, quality, reliability, safety and efficiency of the Endurance and to provide the levels of service and support that they will require;
●	our ability to conduct business using a direct sales model, rather than through a dealer network used by most other OEMs;
●	the effects of competition on our ability to market and sell vehicles;
●	our ability to attract and retain key personnel;
●	our business, expansion plans, strategic alliances and opportunities;
●	the pace and depth of electric vehicle adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our ability to obtain required regulatory approvals and changes in laws, regulatory requirements, governmental incentives and fuel and energy prices;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	cybersecurity threats and compliance with privacy and data protection laws;
●	failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures;
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors; and
●	other risks and uncertainties described in this report, including those under the section entitled “Risk Factors,” and that may be set forth in any subsequent filing, including under any similar caption.

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

PART I

ITEM 1: Business.

Overview

Our mission is to accelerate electric vehicle adoption and to be a catalyst in the transition of commercial fleets to all-electric vehicles for a more sustainable future. We are an electric vehicle (“EV”) innovator focused on developing high-quality light-duty work vehicles. We believe we are one of the only North American light duty original equipment manufacturers (“OEMs”) focused solely on EVs for commercial fleet customers. We believe the large commercial fleet market presents a unique opportunity to target with vehicles designed specifically for the needs of these customers. We are implementing a strategy designed to accelerate the launch of new commercial EVs. This includes working on our own vehicle programs as well as partnering with third parties as we seek to leverage our experience, our proprietary and open-source technologies and our existing vehicle platform to more efficiently develop and launch electric vehicles, to enhance capital efficiency and achieve profitability sooner.

Since inception, we have been developing our flagship vehicle, the Endurance™, an electric full-size pickup truck. We are building pre-production vehicles (“PPV”) for testing, validation, certification, and regulatory approvals during the first half of 2022. Subject to raising sufficient capital, completion of the transactions under the Asset Purchase Agreement with Foxconn (discussed below), and satisfactory completion of testing and receipt of regulatory approvals, we expect commercial production and sales of the Endurance to begin in the third quarter of 2022. We intend to leverage our advanced technologies and highly talented team to develop additional all-electric vehicles targeted for the commercial market.

In November 2019 we acquired the 6.2 million square feet Lordstown, Ohio assembly complex from General Motors (“GM”). The facility was in a near-production-ready state, with manufacturing lines and equipment already in place. Since acquiring the plant we have hired more than 430 employees to work in the facility, many of whom were long tenured former GM employees at the Lordstown facility. We have invested approximately $173 million through December 31, 2021 to facilitate the conversion of the plant from manufacturing a high-volume internal combustion engine passenger car to an advanced full-size EV pickup truck plant. Our investments include purchasing the equipment necessary to scale manufacturing and assemble hub motors and battery packs. We have also hired highly experienced new executives, engineering and broader corporate talent to help us execute our plan. These new personnel bring proven track records executing large scale vehicle launches, extensive experience in automotive design and engineering as well as operational and strategic know-how to lead our organization through our transformation and into the future.

In the fourth quarter of 2021, we entered into agreements with affiliates of Hon Hai Technology Group (“Foxconn”), as described below, that would result in more than $280 million in funding for the Company, if consummated. We have already received $200 million from Foxconn as of January 28, 2022 in the form of down payments under the Asset Purchase Agreement and for the purchase of our Class A common stock.

On November 10, 2021, we entered into an Asset Purchase Agreement (the “APA” or “Asset Purchase Agreement”) with Foxconn EV Technology, Inc., an Ohio corporation (“Foxconn Ohio”). Pursuant to the APA, Foxconn Ohio will purchase the Lordstown facility for $230 million and reimburse certain operating and expansion costs incurred by us from September 1, 2021 through the closing. We would continue to own our hub motor assembly line, as well as our battery module and packing line assets, certain intellectual property rights and other excluded assets. We expect to outsource all of the manufacturing of the Endurance to Foxconn with the sale of our Lordstown facility, including the operation of the assets we continue to own in the facility after closing under a Contract Manufacturing Agreement (defined under “—Foxconn Transactions” below). As noted above, Foxconn Ohio has made down payments of the purchase price of $100 million on November 18, 2021 and $50 million on January 28, 2022. Foxconn Ohio is required to make an additional down payment of $50 million no later than April 15, 2022, subject to certain conditions. The balance of the purchase price, along with reimbursement of certain operating and expansion costs would be paid at closing. If the APA is terminated or if the transaction does not close prior to the later of (i) April 30, 2022 and (ii) 10 days after the transaction is cleared by the Committee on Foreign Investment in the United States (“CFIUS”), we are obligated to repay the down payments to Foxconn. We have granted Foxconn a first priority security interest in substantially all of our assets to secure the repayment obligation. In addition to the $150 million in down payments under the APA, we issued $50 million of our Class A common stock to Foxconn at a price of $6.8983 per share on October 12, 2021, pursuant to a separate subscription agreement. The APA is subject to certain conditions and has not been consummated as of the date of the filing of this report. No assurance can be made that it will ultimately be consummated on the terms contemplated, or at all.

The transactions contemplated by the Asset Purchase Agreement (“Foxconn Transactions”) and other potential relationships with Foxconn (see Part I – Item 1. Business —Foxconn Transactions), if achieved, would represent a shift in our business strategy from a fully vertically integrated designer, developer and manufacturer of EVs into a less capital-intensive business focused on developing, engineering, testing and industrializing vehicles in partnership with Foxconn. The sale of the Lordstown facility would allow us to meaningfully reduce our operating complexity and fixed cost structure by transferring to Foxconn the current and future manufacturing employees along with fixed overhead costs, such as maintenance, utilities, insurance and more. Foxconn is one of the world’s largest manufacturers with unique experience scaling operations and an announced strategy to establish a presence in the global EV market. We believe that outsourcing our manufacturing to a highly qualified partner would enable us to leverage Foxconn’s technology, supply chain network and expertise to accelerate the launch of current and future vehicle programs. Furthermore, we believe we would realize the benefits of scaled manufacturing sooner as Foxconn contracts with other OEMs to produce their vehicles in the Lordstown facility.

Under the APA, the parties agreed to use commercially reasonable efforts to enter into a joint venture agreement for the purpose of jointly designing, engineering, developing, validating and launching vehicle programs for the commercial vehicle market in North America and internationally using Foxconn’s Mobility-in-Harmony (“MIH”) platform. The MIH platform will allow multiple OEMs to create a variety of electric vehicle types using a shared hardware and software architecture and manufacturing process. The sharing of these foundational subsystems, components, and processes is expected to enable new vehicles to be brought to market faster and at a lower cost, aligning with our mission to accelerate electric vehicle development and adoption.

We are actively discussing establishing a joint product development agreement with Foxconn, under which we would seek to use the MIH platform to develop a portfolio of electric vehicles targeting our commercial fleet customers to be built at the Lordstown, Ohio plant. If successful, we anticipate that Foxconn would also supply certain vehicle components and subsystems for newly developed vehicles, enabling us to leverage Foxconn’s manufacturing experience, supply-chain network and extensive experience in software development and integration (key capabilities in the production of EVs) to complement our EV design, development, engineering and homologation contributions.

We believe that any joint product development agreement with Foxconn would also need to incorporate an appropriate funding structure that enables us to raise the additional capital necessary to bring the Endurance into production as well as fund new vehicle development. We continue to explore all financing alternatives as we will need substantial funding to execute our operating plan that is anticipated to use significant capital for the foreseeable future.

No assurance can be made that the transactions contemplated by the Asset Purchase Agreement, including the Contract Manufacturing Agreement, the Lordstown Facility Lease, a joint product development agreement, any additional funding arrangements or other agreements will ultimately be consummated on the terms contemplated, or at all, or that they will provide the anticipated benefits. Even if the Foxconn Transactions are consummated in accordance with the current terms and on the anticipated timeline, we will need additional funding to continue our development efforts and maintain our current plans and timeline for commercial production. See Part I - Item 1. Business —Foxconn Transactions and Part I - Item 1A. Risk Factors for further discussion of the risks associated with the Foxconn Transactions and other related agreements being contemplated, including a joint product development agreement, and our need to raise additional capital.

Our Strengths and Strategy

We seek to capture a meaningful share of the commercial fleet electric vehicle market and intend to do so by focusing on the following strengths:

●	Near-production-ready plant to build electric vehicles and strategic location. The Lordstown facility is one of the largest automotive assembly plants in North America and is in a near-production-ready state. We acquired the plant for approximately $45 million and have invested approximately $173 million as of December 31, 2021 to facilitate the conversion of the plant from manufacturing a high-volume internal combustion engine passenger car, to an advanced full-size EV pickup truck plant. The Foxconn Transactions would result in the sale of the plant for $230 million. We anticipate a substantial gain on the sale of the plant, as the $173 million of investments in the facility as of December 31, 2021 include our large investments in our battery and in-wheel hub motor lines that are not being sold to Foxconn. Completion of the sale would allow us to generate liquidity at a premium to our investment, partner with Foxconn, and reduce our operating complexity and fixed cost structure. As a condition to the closing of the transaction, we plan to enter into a Contract Manufacturing Agreement to outsource to Foxconn the continued production of the Endurance at the plant. The Lordstown facility is strategically located in Lordstown, Ohio, near the major interstate highway between Cleveland, Ohio, and Pittsburgh, Pennsylvania. Lordstown, Ohio, and the surrounding area is home to a highly trained workforce with experience manufacturing vehicles, as well as an extensive automotive supply base.

●	The Endurance has a unique and efficient design featuring proven in-wheel hub motor, battery pack and powertrain technologies. The technology and engineering developed by us to date have led to operational prototype, beta and pre-production vehicles that have been or are being tested to meet commercial fleet performance standards and regulatory requirements. The design of the Endurance features in-wheel hub motors, that eliminate the need for many parts found in both traditional and existing electric vehicles. In addition, the in-wheel hub motors contribute to the Endurance’s advanced traction handling and maneuverability, features that are important to commercial fleet customers. As a result, we believe that the Endurance will have among the fewest moving parts of any highway-capable production vehicle ever produced. We believe this design will deliver the performance, range and safety commercial fleets seek, while meaningfully reducing total cost of ownership compared to internal combustion engine vehicles due to lower operating and maintenance costs.

●	Significant opportunity exists in the commercial fleet market. We believe we are one of the only pure play light duty EV OEMs focused solely on commercial fleets. We believe there is significant demand in the commercial segment for EVs that will remain unmet for several years. Beginning with the Endurance, we believe designing vehicles with the functionality and particular needs of this market in mind, we will build strong customer relationships with fleet operators and companies that rent or lease vehicles to fleet operators to accelerate EV penetration. We believe that fleet operators will be drawn to the lower total cost of ownership of electric vehicles as opposed to the higher initial purchase price, which has been a factor limiting the pace of adoption of electric vehicles. We also believe that fleet usage, which in many cases may involve multiple shorter trips within range of a central base, rather than long-distance travel, can reduce the range anxiety that has also been a limiting factor in electric vehicle adoption. As a result, we expect strong demand for safe, reliable electric vehicles with a significantly reduced total cost of ownership and believe the Endurance and future programs will provide the opportunity for us to capture meaningful share in this market.

●	Proven team with deep experience in vehicle development and engineering and operations. Our senior executive team has extensive and diverse experience in the automotive and electric vehicle industries. During 2021, we added several highly accomplished executives to our team, including our Chief Executive Officer, President, Chief Financial Officer, Chief Commercial Officer, General Counsel and Senior Vice President of Operations, along with other key personnel throughout the organization. Our leaders are industry veterans, having executed strategic transformations and successfully designed, developed and launched numerous new vehicle programs at multiple OEMs and tier 1 suppliers. For example, our Chief Executive Officer has previously served as a chief executive officer at a leading investment firm, and chief executive officer, senior executive or board member at multiple automotive companies. Our President has over 30 years of experience serving in product development, engineering, manufacturing, commercial, and senior executive roles between Ford, BMW, and GM. He led GM’s $15 billion global crossovers business as the Executive Chief Engineer and Vehicle Line Executive. Our Senior Vice President, Operations has over 25 years of experience in the automotive industry, including serving as Vehicle Launch Leader at Ford. Our VP of Engineering has over 30 years’ experience in product development at multiple OEMs and suppliers, including GM and Delphi. Our team possesses a deliberate, calculated vision to design, develop and produce commercial electric vehicle platforms and to lead us towards commercial production and sales growth.

Foxconn Transactions

As disclosed in our Current Report on Form 8-K filed on November 10, 2021, we entered into the Asset Purchase Agreement with Foxconn Ohio. Pursuant to the APA, Foxconn Ohio would purchase the Lordstown facility for $230 million plus a reimbursement payment for certain operating and expansion costs incurred by us during from September 1, 2021 through the closing. We would continue to own our hub motor assembly line, battery module and packing line assets, certain intellectual property rights and other excluded assets. Foxconn Ohio paid us $100 million on November 18, 2021 and $50 million on January 28, 2022 as down payments of the purchase price. Foxconn Ohio is required to make an additional down payment of $50 million no later than April 15, 2022, subject to certain conditions. The balance of the purchase price, along with reimbursement of certain operating and expansion costs would be paid at closing. If the APA is terminated or if the transaction does not close prior to the later of (i) April 30, 2022 and (ii) 10 days after the transaction is cleared by CFIUS, we are obligated to repay the down payments to Foxconn. We have granted Foxconn a first priority security interest in substantially all of our assets to secure the repayment obligation.

The closing of the transactions contemplated by the Asset Purchase Agreement are subject to certain conditions, including, but not limited to: (a) the parties entering into a contract manufacturing agreement (the “Contract Manufacturing Agreement”), pursuant to which Foxconn would manufacture the Endurance at the Lordstown facility, and a lease (“Lordstown Facility Lease”), under which we would lease up to 30,000 square feet of space located at the Lordstown, Ohio facility from Foxconn for our Ohio-based employees, and (b) receipt of a communication that the CFIUS has concluded that the transaction is not a “covered transaction” or that CFIUS has completed its review of the transaction and determined there are no national security concerns with the transaction. We are also required to maintain minimum cash balances of $50 million through March 1, 2022 and $30 million thereafter.

The Company and Foxconn have made significant progress negotiating the Contract Manufacturing Agreement and Lordstown Facility Lease, as well as supporting the review of the Foxconn Transactions by CFIUS. The parties have mutually agreed they no longer believe an operating agreement pursuant to which Lordstown would provide support to Foxconn, between signing and closing of the APA, for non-Endurance-specific investments was necessary.

The APA includes a commitment by Foxconn and the Company to use commercially reasonable efforts to enter into a joint venture agreement whereby, among other items, the parties would allocate engineering resources to jointly design, engineer, develop, validate, industrialize and launch vehicle programs for the commercial vehicle market in North America and internationally, including the granting of certain rights for the parties to commercialize such programs. The APA also includes a commitment by Foxconn and the Company to use commercially reasonable efforts to enter into a licensing agreement pursuant to which we would license to Foxconn our intellectual property relating to the Endurance frame, rolling chassis and other technologies, subject to reasonable royalties or licensing fees and other terms mutually agreed to by the parties.  In the place of a joint venture and licensing agreement, the parties agreed to explore a joint product development agreement. We are actively discussing the establishment of such an agreement with Foxconn, under which we would seek to use the MIH platform to develop a portfolio of electric vehicles targeting our commercial fleet customers, built at the Lordstown, Ohio plant and to license to Foxconn certain of our intellectual property. If an agreement is reached, we anticipate that Foxconn would also supply certain vehicle components and subsystems for newly developed vehicles, enabling us to leverage Foxconn’s manufacturing experience, supply-chain network and extensive experience in software development and integration (key capabilities in the production of EVs) to complement our EV design, development, engineering and homologation contributions.

We believe that any joint product development agreement with Foxconn would also need to incorporate an appropriate funding structure that enables us to raise the additional capital necessary to bring the Endurance into production as well as fund new vehicle development. We continue to explore all financing alternatives as we will need substantial funding to execute our operating plan that is anticipated to use significant capital for the foreseeable future.

No assurance can be made that the transactions contemplated by the Asset Purchase Agreement, including the Contract Manufacturing Agreement and the Lordstown Facility Lease, or a joint product development agreement, any additional funding arrangements or other agreements will ultimately be consummated on the terms contemplated, or at all, or that they will provide the anticipated benefits. Even if the Foxconn Transactions are consummated in accordance with the current terms and on the anticipated timeline, we will need additional funding to continue our development efforts and maintain our current plans and timeline for commercial production. See Part I - Item 1. Business —Foxconn Transactions and Part I - Item 1A. Risk Factors for further discussion of the risks associated with the Foxconn Transactions and other related agreements being contemplated, including a joint product development agreement, and our need to raise additional capital.

Industry and Competition

Electric vehicle industry growth has accelerated in the past several years. According to EV Volumes.com, global sales of electric vehicles within the light vehicle segment grew 108% in 2021 and reached 6.75 million units, comprising 8.3% of all light vehicles sold annually. We believe this growth will continue into the future as increased offerings, technological developments, reduced costs, and additional charging infrastructure are expected to drive broader adoption. We expect countries around the world to become increasingly focused on meeting climate goals, in part, by reducing the environmental effects of internal combustion engine vehicles. This may include offering financial incentives to promote the use of electric vehicles and commitments from major automotive manufacturers to electrification as part of their long-term plans.

Electric vehicle industry growth has accelerated in the past several years. According to EV Volumes.com, global sales of electric vehicles within the light vehicle segment grew 108% in 2021 and reached 6.75 million units, comprising 8.3% of all light vehicles sold annually. We believe this growth will continue into the future as increased offerings, technological developments, reduced costs, and additional charging infrastructure are expected to drive broader adoption. We expect countries around the world to become increasingly focused on meeting climate goals, in part, by reducing the environmental effects of internal combustion engine vehicles. This may include offering financial incentives to promote the use of electric vehicles and commitments from major automotive manufacturers to electrification as part of their long-term plans.

Our primary target market is the commercial fleet segment, which is defined as commercial and governmental organizations with three or more vehicles. This market is represented by companies such as logistics companies, construction, building trade and other service providers, utilities, airlines and airport operators, telecommunication companies and insurance companies, as well as small- to mid-sized companies with fewer than 10 vehicles in their fleets. Commercial fleets purchase vehicles either directly from OEMs or indirectly through fleet management companies, dealers or other intermediaries. Government entities at the federal, state and local level represent a significant share of the fleet market that we believe will participate in the transition to electric vehicles and represent potential customers.

The commercial fleet market is a large potential market with strong demand for vehicles. We believe that there is significant opportunity to gain a share of this market by offering electric vehicles. We anticipate substantial commercial demand for electric trucks will be driven by the potential for lower total cost of ownership in comparison to traditional gasoline and diesel internal combustion engine vehicles. We also believe that a meaningful portion of industry demand will come from large well-capitalized fleet operators with commitments to reduce their carbon footprint. The specific use cases for electric trucks by fleet operators which, often involve multiple shorter trips, can alleviate the range anxiety that has been a limiting factor in electric vehicle adoption to date. By effectively marketing to commercial fleet operators, we believe we have the potential to secure significant and recurring purchases for our electric vehicles.

Although competition within the broader electric vehicle and pickup market is intense, we believe that our focus on fleet customers will differentiate our vehicle offerings. While established OEMs and new entrants to the industry have announced plans to develop electric pickup trucks, we believe the total industry volume will remain well below expected demand during the foreseeable future. Furthermore, with relatively low production volume of EV pickup trucks anticipated to be sold during the next several years, we believe the fleet market will represent the smallest share of sales as the larger OEMs seek to sell to a segment of the EV pickup truck market that is conducive to higher price points. We are focusing on the specific needs of commercial fleets with the development and production of the Endurance and future vehicles. In addition, we believe a relationship with Foxconn and achieving a joint product development agreement for future vehicles off the MIH platform would provide the opportunity to accelerate the pace and reduce the cost of new vehicle development. We estimate approximately 500,000 pickup trucks are sold annually to fleet segments in the U.S. and Canada. EV pickup trucks can serve the needs of most of these fleet segments and are believed to generate significant savings in operating costs. In addition, EV pickup trucks are expected to help fleets reduce total cost of ownership, increase employee satisfaction, and achieve environmental sustainability goals. See Part I - Item 1A. Risk Factors for further discussion of the risks associated with the Foxconn Transactions and other related agreements being contemplated, including a joint product development agreement.

The Endurance

Our flagship vehicle is the Endurance. The design of the Endurance body will follow the same design principles that have made pickup trucks ideal for the fleet market, while its chassis will be designed for safety, capability, efficiency and flexibility. The Endurance’s bed box is designed to be fully compatible with existing third-party parts, upfitting options and accessories. Our use of in-wheel hub motors together with the Endurance’s proprietary software, is expected to lead to better traction, maneuverability and handling, making it an ideal vehicle for fleet operators. With this design, we believe that the Endurance will have among the fewest moving parts of any highway- capable production vehicle ever produced and will have a total cost of ownership that is lower than comparable pickup trucks that are currently commercially available.

Based on our current estimated specifications, we expect the Endurance will achieve a 0-60 miles per hour acceleration time of 5.5 seconds, a towing capacity of 8,000 pounds, a payload capacity of 1,200 pounds, a curb weight of 6,300 pounds, a total gross vehicle weight of 7,300 pounds, produce 550 horsepower and 4,800 pound feet of torque at the wheels. Based upon ongoing vehicle testing and engineering, management estimates the Endurance will deliver a targeted range of 200 miles per charge and fuel economy of 65 mile per gallon equivalent (“MPGe”), approximately 300% better than competing internal combustion engine pickups that average approximately 15 miles per gallon1. Actual vehicle performance and specifications, including range and MPGe, will vary significantly based on numerous factors, including driving conditions and final vehicle design attributes. See Part I - Item 1A. – Risk Factors for further discussion of the risks associated with the expected performance of the Endurance.

We are in the process of establishing pricing for the Endurance upon launch, which we expect to be approximately $63,500 including our standard option package but excluding the currently available U.S. federal tax credit of $7,500 for the purchase of alternative fuel vehicles. We believe our option package consists of popular equipment sought by commercial fleet customers.

1 Management estimates the Endurance will utilize 0.50 kilowatt-hour (“kWh”) per mile. This would be equivalent to approximately 65 MPGe based on the estimated energy equivalence of one gallon of gasoline at 33.7 kWh of electricity, per the U.S. Environmental Protection Agency’s (the “EPA”) MPGe methodology.

Many fleet customers consider the total cost of ownership of a vehicle to be more important than the initial purchase price of a vehicle. We believe the capabilities of electric vehicles generally, and in particular the low number of parts that will be included in the Endurance, will lead to lower maintenance costs when compared to internal combustion engine vehicles. The need for routine maintenance is significantly reduced along with the elimination of the need to service or replace parts and materials for internal combustion engines, such as spark plugs, oil, oil filters, and transmission fluid. In addition, the Endurance’s brake pads and rotors are expected to last longer than those in internal combustion engine pickup trucks due to regenerative braking from the hub motors on all four wheels, representing another maintenance cost saving. As a result, over a five-year period, we anticipate that the average total cost of ownership of the Endurance is likely to be less than the average total cost of ownership of a comparable internal combustion engine pickup truck.

Electric In-Wheel Hub Motors

The Endurance will have four electric in-wheel hub motors. We have entered into supply and licensing agreements with Elaphe Propulsion Technologies Ltd. (“Elaphe”) to produce the initial batch of required hub motors. However, we have developed our own manufacturing line for the in-wheel hub motors and intend to manufacture the in-wheel hub motors at the Lordstown facility in the future. We anticipate that as part of our Contract Manufacturing Agreement with Foxconn, Foxconn would operate these hub motor production assets on our behalf. We believe the hub motors will provide efficiency, reliability and design flexibility and offer several advantages over traditional internal combustion engines. For example, in-wheel hub motors place the entire propulsion system within the wheels, providing a significant amount of design flexibility for the remainder of the vehicle.

In-wheel hub motors contribute to the superior handling and maneuverability of the Endurance. They also eliminate the need for many parts found in both traditional and hybrid vehicles, including a drivetrain, gears, axles, differentials, universal joints, transmissions, oil, oil filters, spark plugs and engine valves, which will reduce the number of moving parts in the Endurance compared to other traditional, hybrid and electric vehicles available today and, therefore, expected maintenance costs.

Each hub motor and inverter pair are controlled by a central supervisory powertrain controller (“VCU”) that will manage traction, slip and efficiency on an axial basis, which we expect to provide favorable four-wheel drive traction when compared to other pickup trucks currently available to commercial fleets. Lordstown Motors has developed its own proprietary powertrain controller software and algorithms to achieve this performance using instantaneous torque control. The use of in-wheel hub motors and the absence of a traditional internal combustion engine create a large front crush zone, enhancing the safety of the vehicle and enabling the Endurance to have a “frunk” (a small trunk located at the front of the cab).

The motors will be equipped with regenerative braking that captures and stores power generated by deceleration of the vehicle. Many of the systems that will enable the use of in-wheel hub motors, such as the software that will interact and direct each of the four motors, as well as the independent front suspension, are proprietary to us.

Facilities

The Lordstown facility is a 640-acre manufacturing facility that we acquired on November 7, 2019 strategically located in Lordstown, Ohio, near I-80, the major interstate highway between Cleveland, Ohio, and Pittsburgh, Pennsylvania. Lordstown, Ohio, and the surrounding area is home to a highly trained workforce experienced with working in the Lordstown facility and manufacturing vehicles as well as an extensive automotive supply base. See “— Key Agreements, Other Alliances and Technology” and “— Environmental Regulations” for additional information about the acquisition and related agreements.

The Lordstown facility consists of four main facilities in one location, in addition to multiple support buildings: (1) General Assembly, (2) a Body Shop, (3) Stamping and (4) a Paint Shop. The Lordstown facility has approximately 6.2 million square feet of manufacturing space and significant production capacity that we believe will be more than sufficient to support our targeted ramp up of production of the Endurance over the next several years. We also have solar-panels on-site, which generate approximately 2.2 megawatts of energy. The Lordstown facility is in near-production-ready condition with modern robotics, painting, assembly and stamping equipment and we continue to make tooling investments in order to commence full production of the Endurance.

We are working towards completing construction on our production lines for in-wheel motors and initial lithium-ion battery packs. As part of our retooling efforts, we purchased and installed new machines, tooling, fixtures and quality and testing equipment, made additional investments in software, controls and other information technology systems, modified conveyor and robotics systems, converted the existing paint line process and installed new hub motor and battery packing assembly lines. After the Foxconn Transactions, we would continue to own certain assets in the facility, principally the hub motor and battery pack lines and tooling specific for the Endurance. However, we anticipate Foxconn would operate the equipment under the Contract Manufacturing Agreement.

We expect to complete the retooling that is necessary to enable limited production of the Endurance to commence as planned in the third quarter of 2022, subject to raising sufficient capital to launch the program, satisfactory completion of the Foxconn Transactions, vehicle testing and validation, and receipt of both the required regulatory approvals to sell the Endurance. Following the completion of the Foxconn Transactions, we would continue to be responsible for capital investments for certain tooling and other equipment specifically related to production of the Endurance. Foxconn would own and be responsible for maintaining and investing in general manufacturing and assembly assets, excluding the battery and hub motor lines that would be operated by Foxconn, but owned and maintained by us.

In November 2020, we opened our research, development and engineering center in Farmington Hills, Michigan. This facility includes space for engineering, product development, vehicle inspection and benchmarking, as well as labs for testing, validation and prototyping. This facility also houses our purchasing group as well as certain other corporate functions and will remain with the Company following the completion of the Foxconn Transactions.

In Irvine, California, we have established an engineering, vehicle development, and service center. This facility is focused primarily on developing advanced electronic hardware and software for our infotainment system as well as our cybersecurity, connected vehicle and fleet services systems. We have established Lordstown EV Sales, LLC, to receive direct orders from customers and have received our dealership license from the State of California.

Key Agreements, Other Alliances and Technology

GM

We have entered into several agreements with GM and its affiliates related to the acquisition and operation of the Lordstown facility and to provide financing arrangements. On November 7, 2019, we entered into an Asset Transfer Agreement, Operating Agreement and Mortgage Agreement (collectively, the “GM Property Agreements”) with GM providing for our acquisition and the continued operation of the Lordstown facility. See “- Environmental Regulations” for additional information.

On April 3, 2020, we entered into an agreement under which GM provides us with access to certain non-brand defining GM parts, including airbags, steering columns and steering wheels. This agreement was renewed for a term commencing on January 1, 2021 and ending December 31, 2023. On December 21, 2021, we entered into a further five year-term supply agreement which required a pre-payment of $17.8 million.

Elaphe Propulsion Technologies Ltd.

We have partnered with Elaphe to produce in-wheel hub motors. We entered into a license agreement with Elaphe, pursuant to which Elaphe granted us a perpetual license to manufacture, or have manufactured, the Elaphe Model L-1500 Endurance Motor, including enhanced or replacement versions of this motor, for use in the United States, Canada and Mexico in exchange for a license fee calculated on a per motor basis. We have substantially enhanced Elaphe’s Model L-1500 Endurance Motor and currently are using these enhanced motors in our vehicles. Elaphe is required to obtain our consent before it is permitted, within the United States, Canada or Mexico, to market, sell or otherwise distribute the Elaphe Model L-1500 Endurance Motor, or any replacement or substitute for it, including our enhanced version of the motor, or any hub motor, or replacement or substitute for it, for a substitute model pickup truck replacing the Endurance (the “Licensed Products”). In addition, Elaphe must immediately notify us if it sells, licenses or distributes the Licensed Products through a third party within the United States, Canada or Mexico and must offer to sell or license to us on the same terms available to such third party.

Equity Purchase Agreement

On July 23, 2021, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with YA II PN, LTD. (“YA”), pursuant to which YA has committed to purchase up to $400 million in shares of our Class A common stock, subject to certain limitations and conditions set forth in the Equity Purchase Agreement. The actual amount that we can raise under this facility will depend on market conditions as well as limitations in the agreement. In particular, at current market prices of our shares of Class A common stock, without stockholder approval, we cannot issue or sell to YA shares of our Class A common stock in excess of 35.1 million shares (the “Exchange Cap”), which would limit the amount of funds we are able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement. During the year ended December 31, 2021, we issued 9.6 million shares to YA for $49.4 million, net of equity issuance costs.

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

To support our fleet customers, we have signed a Memorandum of Understanding with Cox Automotive to provide service and support to all Lordstown Motors EV fleet customers. Cox Automotive has a network of more than 6,000 service centers, 3,000 partner locations and 800 mobile technicians nationwide. Subject to negotiation and execution of a definitive agreement, the Cox team would deliver a full suite of service solutions including preventative scheduled maintenance, vehicle pickup and delivery, battery servicing, vehicle and collision repairs and roadside assistance. Coupled with our advanced connected vehicle technology and over-the-air update capabilities, this relationship is expected to position us to meet our customer needs after they take delivery of our vehicles.

Research and Development

We have made and, subject to raising sufficient capital, expect to continue to make significant investments in research and development in order to complete the design, engineering, testing and certification of the Endurance to commence commercial production and sales. These costs will primarily relate to testing, validation, design modifications, integration of third-party components, designs for tooling, development of our own components, proprietary software and systems. Our research and development also includes efforts to seek to leverage our technologies to develop additional all-electric vehicles targeted for the commercial EV market. We expect that these activities will be completed by our employees and intend to hire additional research and development personnel. However, we have utilized third party design and engineering firms for certain development activities to date and will continue to do so as we continue to ramp up operations.

Sourcing

The Endurance’s bill of materials is expected to consist of approximately 2,300 components with its 10 most expensive systems representing almost 75% of the anticipated cost of the Endurance. As discussed above, we have an agreement with Elaphe to license in-wheel hub motors, and we have entered into agreements with a battery manufacturer to purchase lithium-ion cylindrical battery cells. Motors and battery cells represent two of the Endurance’s most critical components. We also expect that the flexible and compatible design of the Endurance and our agreements with GM that provide access to certain non-brand defining GM parts will offer certain transitional benefits as we build out and finalize our supply chain. Other key raw materials that will be included in the Endurance and its components are steel, aluminum, copper, neodymium, nickel and cobalt.

Subject to receiving sufficient funding, we believe we will be able to obtain adequate sources of supply for the equipment, components and raw materials necessary to manufacture and sell the Endurance in accordance with our plans. Disruptions to the supply chain, including those due to the COVID-19 pandemic, have resulted in challenges obtaining certain components and raw materials in a timely manner and/or at favorable pricing. As a result, we have adjusted and may continue to adjust our design, materials, components, production processes and production timeline to adapt to these limitations. Further changes in our timeline, capital resources, business conditions, the impact of COVID-19 or other pandemics, governmental changes and other factors beyond our control or that we do not presently anticipate, could affect our ability to receive the material we need for production. As we and the broader electric vehicle industry grow in the future, there is no guarantee that battery cell manufacturers will be able and willing to continue to increase their capacity to meet demand. In addition, the automotive and other industries are currently experiencing a global supply shortage of semiconductors, which could impact our testing and production costs, and volume and timeline of production. Prices and supply of key raw materials have risen, in many cases significantly, and there continue to be supply shortages of certain materials and components. As a result of the foregoing and limited initial production volume, our current cost of our bill of materials is substantially higher than the anticipated selling price of the Endurance at launch. There can be no assurance that we will be able to reduce the cost of our bill of materials below our anticipated selling price for the Endurance. Increased demand for certain materials, whether due to electric vehicle growth or other factors, or reduced supply for certain materials, whether due to trade restrictions or other factors, may further increase our costs or delay the timing to obtain the materials or components and impact our production timeline, profitability and cash flows. See Part I – Item 1A. Risk Factors for additional information regarding sourcing.

Intellectual Property

Intellectual property is important to our business. We intend to establish and protect the intellectual property and proprietary technology that we develop through a combination of trademarks, patents, trade secrets and know-how. We have filed numerous trademark and patent applications with the United States Patent and Trademark Office, but as of this date no trademarks or patents have been issued.

We expect to develop additional intellectual property and proprietary technology as the Endurance’s engineering and validation activities proceed and we expand into developing other vehicles. Technologies that we have and intend to invest in and develop include engineering software, powertrain systems and controls, infotainment, cybersecurity, telematics and electrical architecture hardware and software. As we develop our technology, we will continue to assess whether additional trademark or patent applications or other intellectual property registrations are appropriate. We also seek to protect our intellectual property and proprietary technology, including trade secrets and know-how, through limited access, confidentiality and other contractual agreements. In addition to the intellectual property that we own, we license and utilize key technologies under our agreements with Elaphe. See Part I – Item 1. Business — Key Agreements, Other Alliances and Technology for more information.

We cannot be certain that we will be able to adequately develop and protect our intellectual property rights, or that other companies will not claim that we are infringing upon their intellectual property rights. We may also use open-source code and other non-proprietary technology that would not be protected from use by our competitors. See Part I – Item 1A. Risk Factors for additional information regarding intellectual property.

Sales and Marketing

We plan to focus our sales and marketing efforts on direct sales through our subsidiary, Lordstown EV Sales, LLC, to commercial fleet operators and fleet management companies rather than through third-party dealerships. However, we intend to explore other distribution strategies as our business grows.

An important aspect of our sales and marketing strategy involves pursuing relationships with specialty upfitting and fleet management companies to incorporate the Endurance into their fleets or sales programs. As their main area of business, fleet management companies act as an intermediary facilitating the acquisition of new vehicles for the ultimate end user fleets. They provide a valuable distribution channel for us because of their extensive end user relationships and ability to offer attractive financing rates. As a result of this strategy, we expect that we will not be required to make significant investments in a large direct sales force or third-party dealership network, thereby avoiding an increase in fixed costs.

During 2021, we announced a series of agreements with an affiliate of Holman Enterprises, including a co-marketing agreement that establishes a framework for us and ARI, Holman’s fleet management services organization, to co-market and co-develop business opportunities with our respective customers and an agreement that establishes a framework pursuant to which ARI would use reasonable efforts to facilitate orders from its leasing clients for the Endurance over a three-year time period on the terms set forth in the agreement.

We have continued to pursue our strategy of pursuing relationships with specialty upfitting and fleet management companies to incorporate the Endurance into their fleet management programs. We have entered into vehicle purchase agreements with additional fleet management companies as a component of that strategy. These vehicle purchase agreements establish the terms and conditions of potential future vehicle purchases and other cooperation and generally have the following terms:

●	Term of three to five years;
●	Reference to the Company as a preferred supplier;
●	Order procedures, including certain forecasting, confirming, status, changing and cancelling procedures;
●	Down payment terms, which are generally 5% down 90 days prior to the requested delivery date;
●	Invoicing, delivery and payment terms; and
●	Other customary terms, including warranties, indemnification, intellectual property use and confidentiality terms.

These vehicle purchase agreements may be terminated by either party at will on 30 days’ notice. They do not commit the counterparties to purchase vehicles, but we believe that they provide us with a significant indicator of demand for the Endurance. Additional agreements signed are with Pride Equipment (Pride EV), Mike Alpert Fleet Solutions, Sherpa Commercial Vehicles, and a small number of purchase agreements from municipalities, demonstrating their interest in procuring the Endurance for their fleets.

Human Capital Resources

As of December 31, 2021, we employed approximately, 632 full-time personnel in the Lordstown, Ohio, facility, our research, development and engineering center in Farmington Hills, Michigan and our engineering, vehicle development and service center in Irvine, California. These employees’ skills are in the areas of manufacturing, engineering, marketing, sales, purchasing, facilities, human resources, IT, supply chain, quality, program management, software design, strategy, accounting and finance. These employees are designing and engineering the Endurance and preparing the plant for commercial production. However, if we complete the Foxconn Transactions, we anticipate substantially all of our manufacturing employees, along with certain other employees, transferring to, and becoming employees of Foxconn.

Government Support and Regulation

In addition to the discussion in this section, also see Part I – Item 1A. Risk Factors – “Risks Relating to Regulation and Claims.”

Our management expects to continue to engage in discussions with local, state and federal officials to explore the availability of appropriate grant, loan and tax incentives. There are numerous enacted federal programs that we believe will directly or indirectly support the growth of electric vehicles, including among commercial fleet customers. These include the Infrastructure Investment and Jobs Act of 2021 that provided $7.5 billion for a national EV charging network through grants to state and local governments, transit authorities and tribes. The bill also included measures to promote greater electrification of the transportation sector, funding to expand battery processing and manufacturing and a surface transportation block grant program.

We have been awarded a grant of up to $2.1 million from the Michigan Economic Development Corporation. The funding is anticipated to be received in multiple installments. We are finalizing the documentation and therefore no assurances can be made as to the timing, terms and conditions or ultimate amount of the funding.

We have accepted an invitation from the U.S. Department of Energy and have started the due diligence process toward securing an Advanced Technology Vehicles Manufacturing (“ATVM”) loan. Established in 2007, ATVM supports the development of fuel-efficient, advanced technology vehicles in the United States. The program provides loans to automotive or component manufacturers for establishing manufacturing facilities in the United States that produce fuel-efficient vehicles. There can be no assurance this loan will be available to us and, if made available, what the terms, collateral requirements and timing for any funding would be. We have been informed that an ATVM loan would likely be secured by a first priority lien on our assets. In the near term, we do not believe that we would be able to satisfy the conditions to obtain an ATVM loan, including the requirement to demonstrate our viability as a company.

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

Vehicle Safety and Testing Regulation

Our vehicles will be subject to, and must comply with, many regulations established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. federal motor vehicle safety standards (“FMVSS”). As an OEM, we must self-certify that our vehicles meet all applicable FMVSS and, when applicable, the NHTSA bumper standards before a vehicle can be manufactured for sale, offered for sale, introduced into interstate commerce, imported into or sold in the United States. There are many FMVSS that will apply to our vehicles, including crashworthiness and crash avoidance requirements and electric vehicle requirements (e.g., those relating to limitations on electrolyte spillage, battery retention and the avoidance of electric shock after a crash). We expect that our vehicles will meet all applicable FMVSS. Additionally, there are regulatory changes being considered for several FMVSS, and though we expect to comply with such changes, there is no assurance of compliance until the final regulatory changes have been enacted and we are able to evaluate the vehicles’ compliance with those new FMVSS requirements.

In addition to FMVSS, we must comply with other NHTSA requirements and other federal laws and regulations administered by NHTSA, including, for example, early warning reporting requirements, Corporate Average Fuel Economy (“CAFE”) reporting, an obligation to conduct recalls of vehicles in the field upon a determination of a safety defect or noncompliance and owner’s manual requirements. We also must comply with the Automobile Information and Disclosure Act, which requires OEMs to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and other pricing. Further, this law allows inclusion of fuel economy metrics (e.g. range and cost savings), as determined by the U.S. EPA, and crash test ratings, as determined by NHTSA.

Battery Safety and Testing Regulations

Our battery packs must conform to mandatory regulations governing the transport of “dangerous goods” that may present a risk in transportation, which items include lithium-ion batteries and are subject to regulations issued by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the UN Recommendations on the Safe Transport of Dangerous Goods - Model Regulations and related UN Manual Tests and Criteria. The regulations vary by the mode of transportation by which these items are shipped (e.g., by ocean vessel, rail, truck or air). There are additional industry standards related to the development and testing of EV batteries, including for example, standards published by the Society of Automotive Engineers (“SAE”), International Organization for Standards (“ISO”) and Underwriters Laboratories (“UL”). The use, handling, storage, disposal and exposure of our battery packs are also subject to many different regulations at the federal, state and local levels.

Environmental Credits

In connection with the delivery and placement into service of our zero-emission vehicles (“ZEV”), under the U.S. EPA’s and California’s Greenhouse Gas (“GHG”) rules and standards and the U.S. DOT’s Corporate Average Fuel Economy (“CAFÉ”) standards for mobile sources, and under California’s ZEV standard, we will earn tradable credits that can be sold to other OEMs. Like the United States, California also has its own GHG emissions standard that seeks to reduce GHGs over time. Other U.S. states, including Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont, have adopted some or all of California’s standards. We intend to take advantage of these regulatory frameworks by registering and selling GHG, CAFÉ and ZEV credits. In addition, we have entered into an emissions credit agreement with GM pursuant to which, and subject to the terms of which, during the first three annual production/model years wherein we produce vehicles at least ten months out of the production/model year, the counterparty will have the option to purchase such emissions credits as well as emissions credits from any other U.S. state, country or jurisdiction generated by vehicles produced by us and not otherwise required by us to comply with emissions laws and regulations at a purchase price equal to 75% of the fair market value of such credits. While our plan is for the first three annual production/model years for the purpose of this agreement to be 2023, 2024 and 2025, it is possible that this agreement could extend beyond these model years if we do not achieve ten or more months of production during those annual production/model years.

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

As part of our acquisition of the Lordstown facility from GM, we were required to accept the plant and all property in “as is — where is” condition, including environmental responsibilities. Prior to entering into the Asset Transfer Agreement with GM (the “Asset Transfer Agreement”), GM completed an investigation and remediation program pursuant to an Administrative Order on Consent (“AOC”) under the U.S. EPA’s Resource Conservation and Recovery Act (“RCRA”) Corrective Action Program. Upon the U.S. EPA’s approval of GM’s investigation and remediation program, GM placed an environmental covenant on the real property, which requires, among other things, (i) the maintenance of nominal financial assurance, (ii) the limitation of the real property to commercial/industrial use, (iii) the prohibition of groundwater for potable use, (iv) the implementation of a dust control plan and (v) the maintenance of impermeable surfaces on certain areas of the real property. We assumed these responsibilities under the environmental covenant as a condition to the consummation of the transactions contemplated by the Asset Transfer Agreement. We retained the same environmental consultant used by GM to develop and implement the investigation and remediation effort that ultimately led to the U.S. EPA’s approval. This consultant has intimate familiarity with the Lordstown facility and has allowed us to develop quickly a thorough understanding of the comprehensive nature of the environmental response actions taken by GM and to implement steps to ensure ongoing compliance with the environmental covenant on the real property. To further manage potential environmental risk, we have obtained an environmental liability policy providing certain coverages up to the amount of $25.0 million as required under the Asset Transfer Agreement. In addition, to mitigate the risk associated with the Ohio EPA’s authority to require future remediation activities at the Lordstown facility related to historic environmental conditions, in April 2020 we entered into an Administrative Order wherein the Ohio EPA agreed to not pursue enforcement actions against us for historical environmental conditions provided that we comply with the terms of the environmental covenant. Upon closing of the Asset Purchase Agreement, Foxconn will generally assume environmental liabilities arising from the Lordstown facility; however, we will retain an indemnity obligation for certain undisclosed liabilities known by us or caused by us during our period of ownership.

Corporate History and Information

Lordstown Motors Corp., originally known as DiamondPeak Holdings Corp. (“DiamondPeak”), was incorporated in Delaware on November 13, 2018 as a blank check company for the purpose of effecting a business combination and completed its initial public offering in March 2019 (the “Initial Public Offering”). On October 23, 2020 (the “Closing Date”), DiamondPeak consummated the merger pursuant to the Agreement and Plan of Merger, dated as of August 1, 2020 (the “Business Combination Agreement”), by and among DiamondPeak, DPL Merger Sub Corp. (“Merger Sub”) and Lordstown Motors Corp. (“Legacy Lordstown” and

now known as Lordstown EV Corporation), pursuant to which Merger Sub merged with and into Legacy Lordstown, with Legacy Lordstown surviving the merger as a wholly-owned subsidiary of DiamondPeak (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), DiamondPeak changed its name to Lordstown Motors Corp.

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

Pursuant to the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”):

~~●~~	Each share of common stock, par value $0.0001 per share, of Legacy Lordstown (“Legacy Lordstown common stock”) issued and outstanding at the Effective Time converted into 55.8817 shares of our Class A common stock (the “Exchange Ratio”).
●	Each outstanding share of Class B common stock, $0.0001 par value, of DiamondPeak converted into one share of Class A common stock, resulting in an issuance of 7 million shares of Class A common stock in the aggregate.
●	Each convertible promissory note issued by Legacy Lordstown evidencing indebtedness of an aggregate of $40.0 million plus accrued interest automatically converted, in accordance with the terms thereof, into shares of Class A common stock at a price of $10.00 per share, resulting in an issuance of approximately 4 million shares of Class A common stock in the aggregate.
●	Each stock option to purchase Legacy Lordstown common stock (each, a “Legacy Lordstown Option”) that was outstanding immediately prior to the Effective Time automatically converted into an option, which continued to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable immediately prior to the Effective Time.

In connection with the entry into the Business Combination Agreement, we sold an aggregate of 50 million shares of Class A common stock to certain investors for aggregate consideration of $500 million to provide us with additional capital. Concurrently with the Closing, we also issued to Brown Gibbons Lang & Company (“BGL”) redeemable warrants entitling BGL to purchase, in the aggregate, 1.6 million shares of Class A common stock (the “BGL Warrants”).

On January 27, 2021, we redeemed all of the public warrants (the “Public Warrants”) originally issued in the Initial Public Offering that remained outstanding. The BGL Warrants and the private placement warrants issued to certain investors (the “Private Placement Warrants”) were not subject to redemption and as of December 31, 2021, 2.3 million Private Placement Warrants and 1.6 million BGL Warrants were outstanding. Prior to the redemption, the term “Warrants” collectively refers to the Public Warrants, the Private Placement Warrants and the BGL Warrants and, after the redemption, collectively refers to the Private Placement Warrants and the BGL Warrants.

The mailing address of our principal executive office is 2300 Hallock Young Road, Lordstown, Ohio 44481. Our telephone number is (234) 285-4001. Our website address is www.lordstownmotors.com. Our Class A common stock is listed on the NASDAQ Global Stock Market under the symbol “RIDE.” Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this report.

Information about our Executive Officers

Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 15, 2022.

Name	Age	Position
Daniel A. Ninivaggi	57	Chief Executive Officer
Adam Kroll	47	Chief Financial Officer
Edward T. Hightower	56	President
Jane Ritson-Parsons	59	Executive Vice President — Chief Commercial Officer
Melissa A. Leonard	52	Executive Vice President, General Counsel & Secretary

Daniel A. Ninivaggi. Mr. Ninivaggi has served as our Chief Executive Officer and a director since August 2021. Prior to joining the Company, Mr. Ninivaggi served as an independent consultant from December 2019 to August 2021. Mr. Ninivaggi served as Chief Executive Officer of Icahn Automotive Group, LLC and Managing Director of Icahn Enterprises L.P. (IEP) – Automotive Segment from March 2017 through August 2019. Prior to that, Mr. Ninivaggi served as Co-Chairman and Co-CEO of Federal-Mogul Holdings Corp., an $8 billion automotive supplier (subsequently acquired by Tenneco). Mr. Ninivaggi was President and Chief Executive Officer of IEP between 2010 and 2014. Mr. Ninivaggi has served as the Chairman of Garrett Motion Inc. since April 2021 and has served as a director of numerous other public and private companies, including Hertz Global Holdings, Inc. (from September 2014 to June 2021), Metalsa S.A. (Advisory Board), Navistar International Corporation(from August 2017 to October 2018), Icahn Enterprises G.P. Inc., CVR GP, LLC, XO Holdings, Tropicana Entertainment Inc., Motorola Mobility Holdings Inc., and CIT Group, Inc. Prior to joining IEP, Mr. Ninivaggi spent six years at Lear Corporation, holding various executive positions. Mr. Ninivaggi began his career at Skadden, Arps, Slate, Meagher & Flom LLP before joining Winston & Strawn LLP, where he became partner. He holds a Bachelor of Arts degree from Columbia University, an MBA from the University of Chicago Graduate School of Business, and a Juris Doctor degree (with distinction) from Stanford Law School.

Edward T. Hightower. Mr. Hightower has served as our President since November 2021. Mr. Hightower served as the Managing director of Motoring Ventures LLC, a global investment and consulting firm for automotive and manufacturing businesses that Mr. Hightower founded, from 2016 to November 2021. At Motoring Ventures, Mr. Hightower advised vehicle and other manufacturing companies, including the Company, on operations, product launches, production, supply chain issues, mergers and acquisitions and a range of other matters. From 2013 to 2016, Mr. Hightower served as Vehicle Line Executive / Executive Chief Engineer - Global Crossovers for General Motors Company. Mr. Hightower has also served in related roles at Ford Motor Company and BMW of North America, Inc. and has more than 30 years of experience in his field. Mr. Hightower has served as a director and member of the audit committee of Tritium DCFC Limited since January 2022, and previously served as a board member of the Michigan Council — Boy Scouts of America from December 2018 to November 2021.

Adam Kroll. Mr. Kroll has served as our Chief Financial Officer and Principal Accounting Officer since October 2021. Mr. Kroll served as the Chief Administrative Officer of Hyzon Motors Inc. from March through July 2021. From October 2020 through January 2021, Mr. Kroll was the interim Chief Financial Officer of UPG Enterprises, a family office. Prior to his tenure at UPG, Mr. Kroll spent five years at PSAV Holdings, a global event technology services provider, where he served in roles of increasing responsibility, including Treasurer, Head of Corporate Development and Senior Vice President - Finance. Prior to his time at PSAV Holdings, Mr. Kroll served as an investment banker at JP Morgan and elsewhere focusing on the automotive industry where, during his tenure, he advised companies on capital markets, loan and M&A transactions.

Jane Ritson-Parsons.   Ms. Ritson-Parsons has served as our Executive Vice President, Chief Commercial Officer since November 2021, and served as our Chief Interim Brand Officer from April 2021 to November 2021 and as our Chief Operating Officer from June 2021 to November 2021. Prior to joining the Company, Ms. Ritson-Parsons served as an independent consultant and advisor of The JRP

Company, LLC, a consulting firm founded by Ms. Ritson-Parsons that advises companies, including the Company, on brand and marketing operations. Ms. Ritson- Parsons previously served as Group Executive, Global Brand Marketing at Hasbro Inc. from 2008 to 2018. Prior to that, she served in various capacities at Hasbro Inc. from 1993 to 2008. Ms. Ritson-Parsons currently serves as a director of Flat River Group.

Melissa A. Leonard. Ms. Leonard has served as our Executive Vice President, General Counsel and Secretary since January 2022. Ms. Leonard has been a corporate and transactional attorney at Baker & Hostetler LLP since 1995 and has extensive legal experience with mergers and acquisitions, financings, and corporate governance matters. Ms. Leonard has served as outside counsel to the Company since 2019 and was co-leader of the Mergers and Acquisitions team for Baker & Hostetler LLP during 2021. Ms. Leonard was a member of the Board of Trustees of the Museum of Contemporary Art (MOCA), Cleveland, Ohio from 2007 – 2021 and served on the Finance and Governance Committees.

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

Summary Risk Factor

Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our Class A common stock risky include, among others:

●	The Foxconn Transactions, which are subject to various conditions to closing, including the entry into the Contract Manufacturing Agreement and the receipt of regulatory approvals, and our ability to enter into a joint product development agreement or similar agreement with an appropriate funding structure;
●	our ability to continue as a going concern, which requires us to manage costs and obtain significant additional funding well in advance of our target of third quarter 2022 for the start of commercial production and sale of the Endurance, and our ability to raise such funding on a reasonable timeline and with suitable terms;
●	our ability to raise sufficient capital in the future in order to invest in the tooling that we expect will enable us to eventually lower the Endurance bill of materials cost, continued design enhancements of the Endurance and any future vehicles we may develop;
●	the cost and other impacts of litigation, regulatory proceedings, investigations, complaints, product liability claims and/or adverse publicity, which may have a material adverse effect, whether or not successful or valid, on our business prospects and ability to obtain financing;
●	our ability to execute our business plan, including market acceptance of our planned products;
●	risks related to our limited operating history, the rollout of our business and the timing of expected business milestones, including our ability to complete the engineering of the Endurance and retooling of the production facility, to establish appropriate supplier relationships, to successfully complete testing, homologation and certification and to start production of the Endurance, in accordance with our projected timeline;
●	our ability to source and maintain suppliers for our critical components and the terms of such arrangements, and our ability to complete building out our supply chain;
●	the availability and cost of raw materials and components, particularly in light of current supply chain disruptions, inflation, and the consequences of such shortages on testing and other activities, which could present challenges that impact the timing of our commercial production;

●	our ability to obtain binding purchase orders and build customer relationships, including uncertainties as to whether and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●	our ability to deliver on the expectations of customers with respect to the pricing, performance, quality, reliability, safety and efficiency of the Endurance and to provide the levels of service and support that they will require;
●	our ability to conduct business using a direct sales model, rather than through a dealer network used by most other OEMs;
●	the effects of competition on our ability to market and sell vehicles;
●	our ability to attract and retain key personnel;
●	our business, expansion plans, strategic alliances and opportunities;
●	the pace and depth of electric vehicle adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our ability to obtain required regulatory approvals and changes in laws, regulatory requirements, governmental incentives and fuel and energy prices;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	cybersecurity threats and compliance with privacy and data protection laws;
●	failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and
●	the possibility that we may be adversely affected by other economic, business and/or competitive factors.

Risks Related to Our Business Operations and Industry

The transactions contemplated with Foxconn under the Asset Purchase Agreement are subject to closing conditions, including further negotiation of the Contract Manufacturing Agreement, the Lordstown Facility Lease and regulatory approvals, and may not be consummated, provide the benefits that we seek and no assurances can be given that we will enter into a joint product development agreement or other agreements with Foxconn.

The closing of the APA is subject to certain conditions, including (a) the parties entering into the Contract Manufacturing Agreement and Lordstown Facility Lease and (b) receipt of a communication that the CFIUS has concluded that the transaction is not a “covered transaction” or that CFIUS has completed its review of the transaction and determined there are no national security concerns with the transaction. If the APA is terminated or if the transaction does not close prior to the later of (i) April 30, 2022 and (ii) 10 days after the transaction is cleared by CFIUS, we are obligated to repay the down payments to Foxconn plus accrued interest. Furthermore, among other conditions, we are required to maintain minimum cash balances of $50 million through March 1, 2022 and $30 million thereafter. We have granted Foxconn a first priority security interest in substantially all of our assets to secure the repayment and other obligations under the APA. Should we default on our obligations or the APA does not close, we are unlikely to have sufficient available cash to repay Foxconn’s down payments. As a result, Foxconn may exercise its rights under the APA, including, but not limited to foreclosing on its liens on some or substantially all of the Company’s assets. Under such circumstances, we would not likely be able to continue as a going concern or realize any value from our assets.

We require the funding, operational and supply chain support that we expect to receive from the Foxconn transactions as described above (see Part I-Item 1. Business-Foxconn Transactions), including a joint product development agreement and an appropriate funding structure that enables us to raise substantial additional capital necessary to bring the Endurance into production and to fund future vehicle development.

Because the APA is subject to conditions to closing, including the further negotiation of additional agreements and regulatory and other matters that are outside of our control, there is no assurance that we will complete any of the transactions contemplated by the APA. Further, the Contract Manufacturing Agreement, Lordstown Facility Lease, and any additional agreements related to financing or joint product development are subject to the negotiation of terms satisfactory to both parties. No assurances can be given as to the timing or completion of any such agreements or the extent to which such agreements would be on terms favorable to us. If we are unable to successfully complete the contemplated transactions and relationship with Foxconn on a timely basis, our business plan, financial condition and results of operations would be materially and adversely impaired.

Furthermore, we cannot predict whether we will be able to fully realize the anticipated benefits from any aspects of our contemplated relationship with Foxconn, particularly since Foxconn has a limited operating history manufacturing EVs. A variety of other factors, including our need for additional financing, supply chain disruptions, and the consequences of these factors on testing and other activities, could present challenges that impact the timing and cost of our commercial production.

We require significant additional capital to implement our business plan, and it may not be available on acceptable terms, if at all, creating substantial doubt as to our ability to continue as a going concern.

The design, manufacture and sale of vehicles is a capital-intensive and complex business. Our business plan to design, produce, sell and service the Endurance and any additional vehicles requires substantial additional capital for, and well in advance of, commencing commercial production at reasonable scale. Even if the Foxconn Transactions are consummated in accordance with the current terms and on the anticipated timeline, we will need additional funding to continue our development efforts and maintain our current plans and timeline for commercial production. The amounts required are significant and we believe will be very difficult to raise without an additional investment from, or participation by, Foxconn in such a funding.

The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to complete the development of our electric vehicles, obtain regulatory approval, raise substantial capital, begin commercial scale production and launch the sale of such vehicles. As our current level of cash and cash equivalents is not sufficient to fund commercial scale production and the launch of sale of such vehicles, there is substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this report. If we are not able to continue as a going concern, or if there is continued doubt about our ability to do so, the value of your investment would be materially and adversely affected, or perhaps may not have any value.

To alleviate these conditions, management is delaying certain expenditures in order to fund operations at reduced levels, pursuing the Foxconn Transactions and additional Foxconn arrangements, and evaluating various funding alternatives, including seeking to raise additional funds through the issuance of equity, mezzanine or debt securities, through arrangements with strategic partners or through obtaining financing from government or financial institutions. However, thus far, our access to additional capital has been limited. Numerous factors, including the significant amount of capital required, the fact that our bill of materials is currently, and expected to continue to be, substantially higher than our anticipated selling price, uncertainty surrounding regulatory approval and the performance of the vehicle, along with meaningful exposure to material losses related to ongoing litigation and the SEC investigation, among other factors are impeding our ability to raise capital. There can be no assurances that we will raise sufficient additional capital as and when needed.

The Equity Purchase Agreement is subject to certain limitations and conditions. The actual amount that we can raise under this facility will depend on market conditions as well as limitations in the agreement. In particular, at current market prices of our shares of Class A common stock, without stockholder approval, we cannot issue or sell to YA shares of our Class A common stock in excess of 35,144,690 shares (the

“Exchange Cap”), which would limit the amount of funds we are able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement.

As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry.

These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution, which may be substantial. We believe, given the financial and operational challenges we are facing, it is likely that we would issue preferred stock or debt, which may be secured. Such preferred stock or debt securities would have liquidation and other preferences that could impair the recovery of our Class A common stock. In addition, such securities may have covenants that restrict our financial and operating flexibility.

We have accepted an invitation from the U.S. Department of Energy and have started the due diligence process toward securing an ATVM loan. We have been informed that an ATVM loan would likely be secured by a first priority lien on our assets. There can be no assurance that this loan will be available to us and, if made available, what the amount, terms, collateral requirements and timing for any funding would be. In the near term, we do not believe that we would be able to satisfy the conditions to obtain an ATVM loan, including the requirement to demonstrate our viability as a company.

If we are unable to raise substantial additional capital in the near term, our operations and production plans will be scaled back or curtailed and, if any funds raised are insufficient to provide a bridge to full commercial production, our operations could be severely curtailed or cease entirely. Further, if the APA does not close, including because we are unable to fulfill our obligations to maintain our minimum cash balance commitments under the APA, we are unlikely to have sufficient available cash to repay Foxconn’s down payments. As a result, Foxconn may exercise its rights under the APA, including, but not limited to foreclosing on its liens on some or substantially all of the Company’s assets. Under such circumstances, we would not likely be able to continue as a going concern or realize any value from our assets.

Even if we secure necessary financing in the short term, we expect our future growth to continue to require substantial funding, and the timing for and ability to generate sufficient funds from operations is uncertain. We also intend to develop additional all-electric vehicles geared for the commercial market, which will require additional capital investment with returns and timelines that will be difficult to predict. Unlike established OEMs that have greater financial resources than we do, there can be no assurance that we will have access to the capital we need on favorable terms when required or at all. If we cannot raise additional funds when we need them, our financial condition and business could be materially adversely affected.

We have faced and expect to continue to face disruptions to the supply chain, affecting our access to critical raw materials and components, and may be unable to adequately control the costs or maintain adequate supply of components and raw materials to facilitate completion of our development plans and full commercial production timeline.

We may be unable to adequately control the costs associated with our operations, even with continued refinement of our operating plan. We expect to incur significant costs related to procuring materials required to manufacture, assemble and test our vehicles. The prices for and availability of these materials fluctuate depending on factors beyond our control.

Disruptions to the supply chain, including those due to the COVID-19 pandemic, have resulted in challenges obtaining certain components and raw materials in a timely manner and/or at favorable pricing. As a result, we have adjusted and may continue to adjust our design, materials, components, production processes, and production timeline to adapt to these limitations. Further changes in our timeline, capital resources, business conditions, the impact of COVID-19 or other pandemics, governmental changes, actual or threatened geopolitical conflict or war and other factors beyond our control or that we do not presently anticipate, could affect our ability to receive the material we need for production.

Our business also depends on the continued supply of battery cells for our vehicles. We are exposed to multiple risks relating to availability and pricing of quality lithium-ion battery cells. As we and the broader electric vehicle industry grow in the future, there is no guarantee that battery cell manufacturers will be able and willing to continue to increase their capacity to meet demand. In addition, the automotive and other industries are currently experiencing a global supply shortage of semiconductors, which has impacted and could continue to impact our testing and production costs, and volume and timeline of production. Furthermore, inflation has significantly impacted the prices of key raw materials that will be included in the Endurance and its components, such as steel, aluminum, copper, neodymium, nickel and cobalt. Inflation has also impacted our labor costs and certain indirect costs, such as utilities, and there continue to be supply shortages of certain materials and components.

Furthermore, currency fluctuations, labor shortages, tariffs or shortages in petroleum, steel and aluminum or other raw materials and other economic or political conditions have impacted the transportation industry and resulted and may continue to result in significant increases in freight charges, delays in obtaining critical materials or changes in the specifications for those materials.

As a result of the foregoing and limited initial production volume, our current bill of materials cost is substantially higher than the anticipated selling price of the Endurance at launch. There can be no assurance that we will be able to reduce our bill of materials cost below our anticipated selling price Endurance.

Prices for our raw materials, components and other inputs may continue to increase our operating costs and could further reduce our margins. In addition, the growth in popularity of electric vehicles without a significant expansion in battery cell production capacity or sufficient availability of semiconductors could result in shortages, which would increase our cost of materials and impact our prospects. These factors could also delay our overall production timeline, limit production volume and impact our profitability and cash flows.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with a limited operating history and have generated no revenue to date. As we attempt to transition from research and development activities to commercial production and sales, it has been and will continue to be difficult, if not impossible, to forecast our future results. We have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed and continue to revise to reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. We have already incurred increased costs and there can be no assurance that our further estimates related to the costs and timing necessary to complete the design and engineering of the Endurance and to complete the retooling of the Lordstown facility will prove accurate. Our current cost of our bill of materials for the Endurance is well above our anticipated selling price. Until such time as we are able to lower the bill of materials, we are likely to limit our expected production in order to minimize our losses, which we anticipate being through 2023 or potentially longer. These are complex processes that may be subject to further delays, cost overruns and other unforeseen issues.

In addition, we have engaged in limited marketing activities to date, so even if we are able to bring the Endurance to market on time and on budget, there can be no assurance that fleet customers will embrace our product in significant numbers. Market conditions, many of which are outside of our control and subject to change, including the availability and terms of financing, general economic conditions, the impacts and ongoing uncertainties created by the COVID-19 pandemic, fuel and energy prices, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for the Endurance, other vehicles we develop and ultimately our success.

Since our inception, we have experienced losses and expect to incur additional losses in the future.

Since inception, we have incurred, and we expect in the future that we will continue to incur, losses and negative cash flow, either or both of which may be significant. The working capital funding necessary to start a new electric vehicle manufacturing company is significant, and other companies have tried and failed over the last several years with billions of dollars of investment capital. While we expect to benefit from our management’s experience, the technology we have licensed and developed to date and the advantages offered by the Lordstown facility and the Foxconn Transactions, we do not expect to be profitable for several years, and perhaps longer, as we invest in our business, build capacity and ramp up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Failure to become profitable may materially and adversely affect the value of your investment. If we are ever to achieve profitability, it will be dependent upon additional capital as well as the successful development and commercial introduction and acceptance of the Endurance and other vehicles we develop, which may not occur.

As discussed above, significant additional funding is required in the future for a variety of reasons. There can be no assurance that financing will be available to us on favorable terms and timing or at all. We and our auditors have identified conditions and events that raise doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, or if there is continued doubt about our ability to do so, the value of your investment would be materially and adversely affected.

We are subject to risks related to health epidemics and pandemics, including the ongoing COVID-19 pandemic, which have adversely affected and may continue to adversely affect our business and operating results.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the ongoing COVID-19 pandemic. The effects and potential effects of COVID-19, including, but not limited to, its impact on general economic conditions, trade and financing markets, labor shortages, changes in customer behavior and continuity in business operations, create significant uncertainty.

The spread of COVID-19 has also disrupted the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and has led to a global decrease in vehicle sales in markets around the world. In particular, the COVID-19 crisis may cause a decrease in demand for our vehicles if fleet operators delay purchases of vehicles generally, if prices for fuel used by internal combustion engine vehicles decrease materially or they defer electric vehicle purchases in particular. In addition, the COVID-19 crisis has caused and may continue to cause (i) disruptions to our supply chain, including our access to critical raw materials and components, many of which require substantial lead time, or cause a substantial increase in the price of those items, (ii) an increase in other costs as a result of our efforts to mitigate the effects of COVID-19, and (iii) disruptions in our manufacturing operations and delays in our schedule to full commercial production of the Endurance, among other negative effects.

The pandemic has resulted in government authorities implementing many measures to contain the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place and stay-at- home orders and business shutdowns. These measures may be in place for a significant period of time and may be reinstituted if conditions deteriorate, which could adversely affect our start-up and manufacturing plans. Measures that have been relaxed may be reimplemented if COVID-19 or variants of COVID-19 continue to spread or if vaccination programs are slower or less effective than anticipated. If, as a result of these measures, we have to limit the number of employees and contractors at the Lordstown facility at a given time, it could cause a delay in retooling efforts or in the production schedule of the Endurance. Further, our sales and marketing activities may be adversely affected due to the cancellation or reduction of in-person sales activities, meetings, events and conferences. If our workforce is unable to work effectively, including due to illness, quarantines, government actions or other restrictions in connection with COVID-19 or variants of COVID-19, our operations will be adversely affected. Our planned operations at a single facility, the Lordstown facility, concentrate these risks.

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

Failure to successfully complete the retooling of the Lordstown facility to support commercial production of electric vehicles could adversely affect our business and results of operations.

While we believe the Lordstown facility provides significant competitive advantages, retooling and modifying the facility for production of electric vehicles has and may continue to be complicated and present significant challenges, including the cost overruns we have already experienced. The Lordstown facility is massive, spanning over 6.2 million square feet, and many areas have needed to be retooled and modified. The facility is in near-production-ready condition with modern robotics, painting, assembly and stamping equipment, and we are working towards completing our production lines for in-wheel motors and initial lithium-ion battery packs. However, we will need to continue to make investments in order to commence full production of the Endurance, which requires us to raise additional financing. Further, we will need sufficient capital in the future in order to invest in the tooling that we expect will enable us to eventually lower the bill of materials cost of the Endurance and make continued design enhancements. Following the closing of the APA, we would continue to be responsible for additional capital investments for certain tooling and other equipment specifically related to production of the Endurance. Foxconn would own and be responsible for maintaining and investing in general manufacturing and assembly assets, excluding the battery and hub motor lines that would be operated by Foxconn, but owned and maintained by us. As with any large-scale capital project, retooling the Lordstown facility could be subject to further delays, cost overruns or other complications. These risks could be exacerbated because we are attempting to modify a complex facility, originally designed to build traditional internal combustion engine vehicles, to support the emerging technologies behind electric vehicles. In addition, we have made significant investments in soft tools that are designed for low volume production and prototyping. As we contemplate investing in hard tools that are designed for higher volumes, the value of our soft tools may be impaired or determined to have no value at all. These soft tools will be depreciated over their useful lives, but as we contemplate investing in hard tools that are designed for higher volumes, the value of our soft tools may be impaired. Therefore, some or perhaps a material portion of our soft tool assets may need to be written down or written entirely off.

In order to commence commercial production at the Lordstown facility, we will also need to hire and train a significant number of additional employees and integrate a yet-to-be-fully-developed supply chain. A failure to commence commercial production at the Lordstown facility on schedule would lead to additional costs and would delay our ability to generate meaningful revenues, if at all. In addition, it would allow competitors to enter the market and capture market share before us, prevent us from gaining the confidence of potential customers and open the door to increased competition. All the foregoing could hinder our ability to successfully launch and grow our business and achieve a competitive position in the market.

We will rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

The production of our vehicles will rely heavily on complex machinery and will involve a significant degree of uncertainty and risk in terms of operational performance and costs. The manufacturing plant will consist of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed.

Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency of the Lordstown facility. Further, if we successfully close the transactions contemplated by the APA, Foxconn would own the Lordstown facility and general manufacturing and assembly assets will be its responsibility and under its control. Foxconn would operate the equipment under the Contract Manufacturing Agreement. If Foxconn is unable to timely and effectively maintain the equipment our vehicles rely on for production, we may experience a significant interruption in our ability to supply the Endurance. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

We anticipate outsourcing the manufacturing of the Endurance to Foxconn under the Contract Manufacturing Agreement, and we may be subject to risks that result in the disruption of production and our operations.

As part of the Foxconn Transactions, we expect to enter into the Contract Manufacturing Agreement with Foxconn, pursuant to which Foxconn would manufacture the Endurance at the Lordstown facility. We would continue to own certain assets in the Lordstown facility, principally the hub motor and battery module packing lines and tooling specific to the Endurance. However, we anticipate Foxconn would operate and be responsible for the equipment under its control.

The manufacture of the Endurance by Foxconn would require the successful coordination among us and Foxconn, and will depend on our ability to, for example, jointly manage a production schedule, coordinate with suppliers and forecast the appropriate quantity of supplies, disseminate proprietary information and technology, conduct product testing and meet quality assurance standards. If we are unable to maintain our relationship with Foxconn or effectively manage outsourcing the production of the Endurance to Foxconn, we may be unable to ensure continuity, quality, and compliance with our design specifications or applicable laws and regulations, which may ultimately disrupt our production and operations.

Even if we are able to successfully coordinate our manufacturing relationship with Foxconn, events beyond our control could result in the inability of Foxconn to timely and effectively manufacture the Endurance. Foxconn may experience interruptions with manufacturing processes such as, but not limited to, the malfunction of the equipment under its control, capacity constraints, the inability to obtain the necessary permits or the failure to meet our quality standards or production needs. Any such interruptions could result in product defects or shortages, manufacturing failures or vehicles not being manufactured to their applicable specifications or could impair our ability to obtain regulatory approvals for our vehicles, which may result in the delay of the launch of the Endurance and our supply of vehicles into the market. Further, by outsourcing production to Foxconn, we may be unable to react quickly or effectively to any unanticipated changes that may arise during production. We may not be able to resolve any such issues related to outsourcing the manufacturing of the Endurance in a timely or cost-effective manner, or at all, which could materially adversely affect our production, business, financial condition, cash flows and results of operations.

With our vehicle still under development, we do not have any current customers or any pending orders and there is no assurance non-binding pre-orders and other indications of interest will be converted into binding orders or sales.

Our business model is focused on building relationships with large fleet customers. To date, we have engaged in limited marketing activities, and we have no binding purchase orders or commitments from customers. The previously reported non-binding pre-orders that we have signed and other indications of interest that we have received do not require customer deposits (although we have some customer deposits) and may not be converted into binding orders or sales. We have also engaged in discussions with fleet managers and other organizations that have indicated interest from their customers or stakeholders in the Endurance. Until the time that the Endurance’s design and development is complete and tested and the Endurance is commercially available for purchase, and until we are able to scale up our marketing function to support sales, there will be uncertainty as to customer demand for the Endurance. The potentially long wait from the time a non-binding pre-order is made, or other indication of interest is provided until the time the Endurance is delivered, and any delays beyond expected wait times, could also impact customer decisions on whether to ultimately make a purchase. Even if we are able to obtain binding orders, customers may limit their volume of purchases initially as they assess our vehicles and whether to make a broader transition to electric vehicles.

Commercializing the Endurance and other potential vehicles we may develop will be a long process and depends on our ability to fund and scale up our productions, including through the consummation of the Foxconn Transactions and securing additional funding, and expand our marketing functions, as well as the safety, reliability, efficiency and quality of our vehicles, and the support and service that will be available. It will also depend on factors outside of our control, such as competition, general market conditions and broader trends in fleet management and vehicle electrification, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our products and the pace and levels of growth that we will be able to achieve.

Our future growth depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.

Our success will be dependent upon our ability to enter into supply agreements and maintain our relationships with suppliers who are critical and necessary to the output and production of our vehicles. We also rely on a small group of suppliers to provide us with key components for our vehicles. The supply agreements we have or may enter into with key suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause, or may not provide for access to supplies in accordance with our timeline or budget. If these suppliers become unable to provide, experience delays in providing or impose significant increases in the cost of components, or if the supply agreements we have in place are terminated, it may be difficult to find replacement components. Changes in business conditions, pandemics, governmental changes and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers.

Further, we have not secured supply agreements for all of our components. We may be at a disadvantage in negotiating supply agreements for the production of our vehicles due to our limited operating history, low production volumes and continued refinement of our component requirements through the design and testing process, as well as concerns about our ability to continue as a going concern. In addition, there is the possibility that finalizing the supply agreements for the parts and components of our vehicles will cause significant disruption to our operations, or such supply agreements could be at costs that make it difficult for us to operate profitably or delay our production schedule.

If we do not enter into long-term supply agreements with guaranteed pricing and availability for our parts or components, we may be exposed to fluctuations in prices, quality and timing of components, materials and equipment. Our current agreement for the purchase of battery cells contains, and future agreements are likely to contain, pricing provisions that are subject to adjustment based on changes in market prices of key commodities and require us to make minimum purchases irrespective of our production plans. Substantial increases in the prices for such components, materials and equipment would increase our operating costs and could reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or operating results.

We have experienced and may in the future experience delays in realizing our projected timelines and cost and volume targets for the production, launch and ramp up of the Endurance and the retooling of the Lordstown facility, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute on our plans to finance, develop, manufacture, market and sell or lease the Endurance. Any delay in the financing, design, testing, manufacture and launch of the Endurance, in completing the retooling of the Lordstown facility or consummating the Foxconn Transactions and other related agreements being contemplated, including a joint product development agreement, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, testing, manufacture and commercial release of new products and further delays in the production of the Endurance are possible.

To the extent we experience delays in completing the retooling of the Lordstown facility, consummating the Foxconn Transactions and other related agreements being contemplated, including a joint product development agreement, launching the Endurance or obtaining the funding needed to reach scaled production, our growth prospects could be materially and adversely affected. In addition, production delays would allow competitors to enter the market and capture market share before us, prevent us from gaining the confidence of potential customers and open the door to increased competition. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, or we need to find alternative sources or further develop our own components, whether due to COVID-19, disruptions to or instability of the global economy or other reasons, we could experience delays in meeting our projected timelines.

Further, we have no experience to date in high-volume manufacturing, or in outsourcing the high-volume manufacturing, of our vehicles. Even if we are successful in developing our high-volume manufacturing capability and processes, in conjunction with Foxconn, and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers, delays in testing or receipt of required regulatory approvals to sell the Endurance, or failure to satisfy customer requirements.

We will initially depend on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.

While we intend to develop additional vehicles, including through our potential collaboration with Foxconn, we will initially depend on revenue generated from a single vehicle model and in the foreseeable future will be significantly dependent on a single or limited number of models, including the Endurance, for which the bill of materials cost is currently anticipated to be significantly in excess of our anticipated selling price at launch. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. Given that for at least the next several years our business will likely depend on a single or limited number of models, to the extent a particular model is not well-received by the market, our sales volume, business, prospects, financial condition and operating results could be materially and adversely affected.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our electric vehicles could be harmed.

As a new entrant to the industry attempting to build brand recognition and establish relationships with commercial fleets and fleet managers, it is very important that our vehicles and our service and support meet the expectations of our customers when we commence production and sales. If our vehicles were to contain defects in design and/or manufacture, including if they are manufactured by Foxconn, that cause them not to perform as expected or that require repair, our ability to develop, market and sell or lease our vehicles could be harmed. We currently have a limited frame of reference by which to evaluate the long-term quality, reliability and performance characteristics of our trucks, battery packs and other products. There can be no assurance that we will be able to detect and repair any defects in our products before commencing the sale of our vehicles.

In addition, the performance specifications of the Endurance may vary from our current estimates and could change over time and from vehicle to vehicle based on a number of factors, including the manner in which the vehicle is used or maintained, driving conditions and weather and other environmental conditions where the vehicle is used. While we are performing extensive internal testing on the Endurance, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains and vehicles. There can be no assurance that the Endurance will perform in accordance with our published specifications, consistently or at all.

Further, the operation of our vehicles will be highly dependent on software that will require modification and updates over time. Software products are inherently complex and often contain defects and errors when first introduced. Any product defects or any other failure of our vehicles to perform as expected, including during testing or with respect to our initial deliveries to customers, could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability or false advertising claims or significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects. Until we are able build customer relationships and earn trust, any of these effects could be particularly significant to us.

If we fail to scale our business operations or otherwise manage future growth effectively as we attempt to rapidly grow our company, we may not be able to produce, market, service and sell or lease our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results or financial condition. We plan to commence limited production of the Endurance at the Lordstown facility in the third quarter of 2022 and have the objective to grow thereafter through the consummation of the Foxconn Transactions and other contemplated agreements, subject to the receipt of additional capital. We also intend to leverage our technologies and relationship with Foxconn to develop additional all-electric vehicles geared to the commercial market that will require us to commit additional financial, engineering and management resources. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully. However, we have no experience to date in high-volume manufacturing, or in outsourcing high-volume manufacturing, of our vehicles. We cannot assure that we will be able to fund and develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, including in conjunction with Foxconn if the APA is consummated, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our vehicles. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines could stunt our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. Since inception, we have reevaluated our production plan and readiness multiple times, which has contributed to an increase in ramp up costs and need for additional funding. We have been and will continue to be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is no historical basis for making judgments on the demand for our vehicles or our ability to develop, manufacture and deliver vehicles, or on our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products including if by Foxconn and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order vary significantly and depend on factors such as the specific supplier, contract terms, widespread supply shortages and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and operating results.

Our future growth is dependent upon the willingness of operators of commercial vehicle fleets to adopt electric vehicles and upon our ability to produce, sell and provide service for vehicles that meet their needs. If the market for commercial electric vehicles does not develop as we expect, or if it develops slower than we expect, our business, prospects, financial condition and operating results will be adversely affected.

Our growth is dependent upon the adoption of electric vehicles by operators of commercial vehicle fleets and on our ability to produce, sell and provide service for vehicles that meet their needs. The entry of commercial electric pickup trucks and other electric vehicles into the commercial vehicle market is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards and customer views of the merits of using electric vehicles in their businesses. This process has been slow to date. As part of our sales efforts, we must educate fleet managers as to the economical savings during the life of the vehicle and the lower “total cost of ownership” of our vehicles. As such, we believe that operators of commercial vehicle fleets will consider many factors when deciding whether to purchase our commercial electric vehicles (or commercial electric vehicles generally) or vehicles powered by internal combustion engines. We believe these factors include:

●	the difference between the initial purchase prices of commercial electric vehicles and comparable vehicles powered by internal combustion engines, both including and excluding the effect of government and other subsidies and incentives designed to promote the purchase of electric vehicles;
●	the total cost of ownership of the vehicle over its expected life, which includes the initial purchase price and ongoing operating and maintenance costs;
●	the availability and terms of financing options for purchases of vehicles and, for commercial electric vehicles, financing options for battery systems;
●	the availability of tax and other governmental incentives to purchase and operate electric vehicles and future regulations requiring increased use of nonpolluting vehicles;
●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
●	fuel prices, including volatility in the cost of fuel or a prolonged period of low diesel, gasoline and natural gas costs that could decrease incentives to transition to electric vehicles;
●	the cost and availability of other alternatives to diesel or gasoline-fueled vehicles, such as vehicles powered by natural gas;

●	corporate sustainability initiatives;
●	commercial electric vehicle quality, performance and safety (particularly with respect to lithium-ion battery packs);
●	the quality and availability of service for the vehicle, including the availability of replacement parts;
●	the limited range over which commercial electric vehicles may be driven on a single battery charge;
●	access to charging stations and related infrastructure costs, and standardization of electric vehicle charging systems;
●	electric grid capacity and reliability; and
●	macroeconomic factors.

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

Demand for the Endurance and other vehicles we may produce will depend in part on the availability of service providers and charging infrastructure. Servicing electric vehicles is different than servicing internal combustion engine or hybrid vehicles and requires specialized skills, including high voltage training and servicing techniques. As the Endurance is not in production yet, we do not have experience servicing the Endurance. The Endurance also will require the use of charging stations to recharge its batteries. While the prevalence of charging stations has been increasing, charging station locations are significantly less widespread than gas stations. We expect to partner with third-party service providers to maintain and repair the Endurance. We may partner with third-party electric vehicle station providers to offer installation of charging stations to our customers. We have limited arrangements in place with such third parties to date and will need to establish a network that provides sufficient availability and convenience to attract customers and convert interest in our vehicles into sales. Some potential customers may choose not to purchase the Endurance because of the lack of a more widespread service network or charging infrastructure at the time of sale. If we are unable to satisfactorily service our future customers or provide seamless access to charging infrastructure, our ability to generate customer loyalty, grow our business and sell Endurance and other vehicles we may produce could be impaired. In addition, our potential customers may be unwilling to purchase the Endurance due to actual or perceived concerns over our ability to remain a going concern and provide long term aftermarket service and support as is typical of the automotive industry.

We depend upon key personnel and will need to hire and train additional personnel. If we lose key management or significant personnel, cannot recruit or effectively integrate qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We have recently experienced changes in our senior management. While we expect an orderly transition process as new management is integrated into various roles, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. These risks and uncertainties could result in operational and administrative inefficiencies and additional added costs, which could adversely impact our results of operations, stock price and research and development of our products.

Our success depends on our ability to recruit top talent, the continuing services of our management team and other key employees. We believe the depth and quality of the experience of our management team in the automotive and electric vehicle markets is a key to our ability to be successful. The loss of any of these individuals could have a material and adverse effect on our business operations. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. As with any company with limited resources, there can be no guarantee that we will be able to attract and retain such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant business experience and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. We also continue to seek personnel with appropriate accounting expertise to support the design and operation of our internal controls over financial reporting. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly. The challenge will be exacerbated for us as we attempt to transition from start-up to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.

We face intense competition and associated risks, including that we may not be among the first to market with an electric pickup truck. Many of our competitors have significantly greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish significant market share.

We face intense competition in our industry, which we may be unable to manage, including the risk that we may not be among the first to market with an electric pickup truck. Established OEMs and new entrants to the industry have announced their intent and timelines to compete in the electric pickup truck market. In addition, established OEMs currently offer alternative fuel and hybrid pickup trucks to the commercial fleet market, which includes government fleets. If fleet operators begin transitioning to electric vehicles on a mass scale, which will be necessary for us to be successful, we expect that more competitors will enter the market and competition will become intense. Certain potential competitors, for example, have more significant financial resources, established market positions, long-standing relationships with customers and dealers who have more resources available to develop new products and introduce them into the marketplace than are currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we may be able to. This expected competition places significant pressure on our ability to achieve our goals of completing the development of the Endurance, completing the retooling of the Lordstown facility and commencing commercial production and sales. If we are unable to do this successfully our competitors may enter the market and capture market share, and we may not be able to compete successfully. This intense competitive environment may require us to make changes to our products, pricing, licensing, services, distribution or marketing to develop a market position, any of which could have an adverse effect on our financial condition, results of operations or prospects.

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

The Endurance is being designed for use with, and is dependent upon, existing electric vehicle technology. As new companies and larger, existing vehicle manufacturers enter the electric vehicle space, we may lose any technological advantage we may have had in the marketplace and suffer a decline in our position in the market. Further, certain technology used in the Endurance, such as in our infotainment system, relies on open source code and is not proprietary to us, and our competitors may also utilize such technology to develop their vehicles. As technologies change, we will attempt to upgrade or adapt our products to continue to provide products with the latest technology. However, our products may become obsolete, or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology to effectively compete. As a result, our potential inability to adapt to and develop the necessary technology may harm our competitive position.

We will not have a third-party retail product distribution network.

Third-party dealer networks are the traditional method of vehicle sales distribution. Because we primarily plan to sell directly to commercial fleets and fleet managers, we will not have a traditional dealer product distribution network. Our building an in-house sales and marketing function would be expensive and time-consuming. If the lack of a traditional dealer product distribution network results in lost opportunities to generate sales, it could limit our ability to grow. If our use of an in-house sales and marketing team is not effective, our results of operations and financial conditions could be adversely affected.

If we are unable to establish and maintain confidence in our long-term business prospects among commercial fleet operators, investors and others within our industry, then our financial condition, operating results and business prospects may suffer materially.

Commercial fleet operators may be less likely to purchase our products if they are not convinced that our business will succeed or that our operations will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed or that we will continue as a going concern. Accordingly, to build, maintain and grow our business, we must maintain confidence among commercial fleet operators, suppliers, investors and other parties with respect to our liquidity and long-term business prospects.

Maintaining such confidence may be particularly complicated by certain factors, such as our funding needs, the status of our relationship with Foxconn, limited operating history, significant outstanding litigation and SEC investigation matters, others’ unfamiliarity with our products, competition and uncertainty regarding the future of electric vehicles. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional capital.

There are complex software and technology systems that need to be developed in coordination with vendors and suppliers in order to reach production for our electric vehicles, and there can be no assurance such systems will be successfully developed.

Our vehicles will use a substantial amount of third-party and in-house software codes and complex hardware to operate. The development of such advanced technologies is inherently complex, and we will need to coordinate with our vendors and suppliers in order to reach production for our electric vehicles. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop the necessary software and technology systems may harm our competitive position.

We are relying on third-party suppliers to develop a number of emerging technologies for use in our products, including lithium-ion battery technology. These technologies are not today, and may not ever be, commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing and volume requirements to support our business plan. In addition, the technology may not comply with the cost, performance useful life and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted, and we may incur significant liabilities under warranty claims which could adversely affect our business, prospects, and results of operations.

Our success may be dependent on our development and protection of intellectual property rights.

We rely on confidentiality and trade secret protections to protect our proprietary technology. All new developments by us will be owned by us. Our success will, in part, depend on our ability to obtain patents and trademarks and protect our trade secrets and proprietary technology. We are currently maintaining our engineering under confidentiality agreements and other agreements to preserve our trade secrets and other proprietary technology. We have filed numerous trademark and patent applications with the United States Patent and Trademark Office (“USPTO”) but have not received any federal registrations of any applications as of the date of filing of this report. Our trademark applications were filed on an “intend-to-use" basis, and as such will not be registered until we begin the commercial sale of our vehicles. Such a filing has a limited duration and requires a request of the USPTO to grant an extension. No assurances can be provided that such extension would be granted, and our ability to use the marks may be impeded. Although we have entered into confidentiality agreements with our employees, consultants and contractors, our agreements may not adequately protect our intellectual property, particularly with respect to conflicts of ownership relating to work product generated by our employees, consultants and contractors, and we cannot be certain that others will not gain access to our trade secrets and other proprietary technology. See Part I – Item 3. Legal Proceedings. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Risks Relating to Regulation and Claims

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We are currently and may in the future be subject to, or become a party to, litigation, regulatory actions, and government investigations and inquiries. See Part I – item 3 - Legal Proceedings below and in our subsequent filings with the SEC for additional information.

From time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with collaboration partners, intellectual property disputes, and other business matters. Any such lawsuits, claims, or investigations have been and may in the future be time-consuming, costly, divert management resources, increase our insurance costs, cause reputational harm or otherwise have a material adverse effect on our business or result of operations.

The ongoing expense of lawsuits, investigations and any substantial settlement payment by us or damage award enforceable against us, could adversely affect our business and results of operations. We have already incurred significant legal fees to date and not all of the claims against us are covered by insurance. Furthermore, our insurers have raised, and may in the future raise, defenses as to coverage of all or some of the claims and, in any event, available insurance coverage may not be sufficient. At this time, the Company cannot predict the results of many of current proceedings, and future resolution of these matters could result in changes in management's estimates of losses, which could be material to the Company’s consolidated financial statements. We have not established provisions for most of the current proceedings as of December 31, 2021. Significant legal fees and costs of litigation or an adverse judgment or settlement that are not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations. Furthermore, the potential material adverse effect of the pending litigation, SEC investigation and related ongoing significant legal costs would likely impair our ability to raise the additional capital we need to launch the Endurance in the third quarter of 2022, and therefore increases the risk that our operations could be severely curtailed or cease entirely.

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

Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. For example, it is difficult to predict what impact, if any, changes in federal laws and policies, including those relating to tax, environmental, labor and employment, will have on our business and industry, the economy as a whole, consumer confidence and discretionary spending. A failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are or may be subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters may involve claims by customers, suppliers, vendors, contractors, competitors, government agencies, stockholders or other parties regarding our products, development and advertising, as well as contract disputes and intellectual property infringement matters, among other matters. We are also subject to employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability or violation of wage and labor laws. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The ongoing expense of any resulting lawsuits, and any substantial settlement payment by us or damage award enforceable against us, could adversely affect our business and results of operations. We have already incurred significant legal fees to date and not all of the claims against us are covered by insurance. Furthermore, our insurers have raised and may in the future raise, defenses as to coverage of all or some of the claims and, in any event, available insurance coverage may not be sufficient. Significant legal fees and costs in litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

Product liability or other claims could have a material adverse effect on our business.

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the manufacturing, marketing and sale of all vehicles, including electric vehicles. Although we have liability insurance policies in place, that insurance may be inadequate to cover all potential product claims. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional liability insurance coverage on acceptable terms or at reasonable costs when needed or at all. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. If we complete the outsourcing of our manufacturing of the Endurance to Foxconn, this will limit our control over the production of our vehicles and our ability to mitigate the risk of product issues that may arise in the manufacturing process. We cannot provide assurance that such claims and/or recalls will not be made in the future.

The acquisition of the Lordstown facility required us to accept all environmental responsibility for the real property.

The Asset Transfer Agreement between us and GM, pursuant to which we acquired the Lordstown facility, required us to accept the condition of the real property in “as is — where is” condition, including accepting all environmental conditions. The Lordstown facility and all of its facilities and real property present environmental risk, both known and unknown. Prior to entering into the Asset Transfer Agreement, GM completed an investigation and remediation project pursuant to an AOC under the U.S. EPA’s RCRA Corrective Action Program. As part of the U.S. EPA’s approval of GM’s investigation and remediation project, GM placed an environmental covenant on the real property, which requires, among other things, (i) the maintenance of nominal financial assurance, (ii) the limitation of the real property to commercial/industrial use, (iii) the prohibition of groundwater for potable use, (iv) the implementation of a dust control plan and (v) the maintenance of impermeable surfaces on certain areas of the real property. We assumed these responsibilities under the environmental covenant as a condition to the consummation of the transactions contemplated by the Asset Transfer Agreement. In addition, to further manage potential environmental risk, we have secured environmental liability insurance coverage as required under the Asset Transfer Agreement. Finally, to mitigate the risk associated with the Ohio EPA’s authority to require future remediation activities at the Lordstown facility, related to historic environmental conditions, we have entered into an Administrative Order with the Ohio EPA wherein the Ohio EPA agreed to not pursue enforcement actions against us for historic environmental conditions at the Lordstown site provided that we comply with the terms of the environmental covenant. Notwithstanding the efforts that we have taken to mitigate environmental risk, there is no assurance that claims, lawsuits, fines or penalties will not arise. Our assumption of environmental liabilities at the Lordstown facility could expose us to potential costs and liabilities that could exceed or fall outside of our available insurance coverage and adversely impact our financial condition. Upon closing of the Asset Purchase Agreement, Foxconn will generally assume environmental liabilities arising from the Lordstown facility; however, we will retain an indemnity obligation for certain undisclosed liabilities known by us or caused by us during our period of ownership. Regulatory requirements may have a negative effect upon our business.

Regulatory requirements may have a negative effect upon our business.

All vehicles sold must comply with international, federal and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Endurance and any other vehicles we may produce will be subject to substantial regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. EPA, the CARB, the NHTSA, the PHMSA and various state boards, and compliance certification is required for each new model year. These laws and standards are subject to change from time to time and we could become subject to additional regulations in the future. In addition, federal, state and local laws and industrial standards for electric vehicles are still developing. Compliance with these regulations, including obtaining necessary approvals, could be challenging, burdensome, time-consuming and expensive. If compliance and obtaining approvals results in delays or substantial expenses, our business could be adversely affected.

We may be exposed to liability for infringing upon other companies’ intellectual property rights.

Our success will, in part, depend on our ability to operate without infringing on others’ proprietary rights. Although we are starting with a new design and development and are relying on the licensed rights from Elaphe, and while we are not aware of any patents and trademarks which would cause our products or their use to infringe the rights of any third parties, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to a great amount of time lost, in defending any patent, trademark or other intellectual property infringement suits or in asserting any patent, trademark or other intellectual property rights in a suit with another party. See Part I – Item 3. Legal Proceedings.

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

Our business plan includes the direct sale of vehicles to commercial fleet operators and managers, and potentially, to retail consumers. The laws governing licensing of dealers and sales of motor vehicles vary from state to state. Most states require a dealer license to sell new motor vehicles within the state, and many states prohibit manufacturers from being a licensed dealer and directly selling new motor vehicles to retail consumers. We recently became a licensed dealer in California and anticipate that we may become a licensed dealer in additional states.

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

Any product recall in the future may result in adverse publicity, damage our reputation and adversely affect our business, prospects, operating results and financial condition. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our electric vehicles or components (including our battery cells) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, whether caused by systems or components engineered or manufactured by us, Foxconn or our suppliers, would involve significant expense and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, financial condition and operating results.

Insufficient warranty reserves to cover future warranty claims could adversely affect our business, prospects, financial condition and operating results.

Once our electric pickup trucks are in production and sold to the public, we will need to maintain warranty reserves to cover any warranty-related claims. If our warranty reserves are inadequate to cover such future warranty claims, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

We intend to collect and process certain information about our customers and will be subject to various privacy and data protection laws.

We intend to collect and process certain information about our customers, in accordance with applicable law and our own privacy policies. Any failure by us to comply with our privacy policy or any federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. A failure by any of our vendors or business partners to comply with contractual or legal obligations regarding the protection of information about our customers could carry similar consequences. Should we become subject to additional privacy or data protection laws, we may need to undertake compliance efforts that could carry a large cost. Although we take steps to protect the security of our customers’ personal information, we may be required to expend significant resources to comply with data security incident notification requirements if a third-party accesses or acquires the personal information of our customers without authorization or if we otherwise experience a data security incident or loss of customers’ personal information. A major breach of our network security and systems could have negative effects on our business and future prospects, including possible fines, penalties and damages, and could result in reduced demand for our vehicles and harm to our reputation and brand. Such a breach could also compromise or lead to a loss of protection of our intellectual property or trade secrets.

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

In addition, software, information technology and communications systems will be integral to the operation and functionality of the Endurance. The Endurance will be designed with built-in data connectivity to accept and install periodic remote updates to improve or update its functionality. Although these systems will be designed and tested for resiliency and security, they involve complex technologies, and we cannot be certain they will be entirely free from vulnerabilities.

As a result, all of these systems may be vulnerable to damage or interruption from, among other things, data breaches, cyber-attacks, actual or threatened geopolitical conflict, war, fire, natural disasters, power loss, telecommunications failures, computer viruses and other attempts to harm our systems or the operation of Endurance vehicles. We cannot be certain that these systems or their required functionality will be effectively and timely developed, implemented and maintained, and any disaster recovery planning cannot account for all eventualities. Any compromise of our proprietary information or of our systems or those of the Endurance could adversely affect our reputation and could result in lengthy interruptions to our ability to operate our business and our customers’ ability to operate the Endurance.

General Risk Factors

Our insurance strategy may not be adequate to protect us from all business risks.

We are currently and may in the future be subject to, or become a party to, litigation, regulatory actions, and government investigations and inquiries. In addition, in the ordinary course of business, we may be subject to losses resulting from products liability, accidents, acts of God and other claims against us. See Part I – Item 3. Legal Proceedings below and in our subsequent filings with the SEC for additional information.

These proceedings and incidents may include claims for which we have no insurance coverage. While we currently carry commercial general liability, commercial automobile liability, excess liability, workers’ compensation, cyber security and directors’ and officers’ insurance policies, coverage amounts are limited and we may not maintain as much insurance coverage as other OEMs do. In some cases, we may not maintain any insurance coverage at all.

Additionally, the policies that we do have may include significant deductibles and exclusions, and we cannot be certain that our insurance coverage will be applicable to or sufficient to cover all current and future claims against us. Our insurers have raised and may in the future raise, defenses as to coverage of all or some of the claims and, in any event, available insurance coverage may not be sufficient. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition, operating results and prospects.

The Lordstown facility could be damaged or adversely affected as a result of disasters or other unpredictable events. Any prolonged disruption in the operations of the facility would adversely affect our business, prospects, financial condition and operating results.

We currently plan for our electric vehicles to be assembled at a single facility, the Lordstown facility. Any prolonged disruption of operations at the Lordstown facility, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions or other natural disaster, the COVID-19 pandemic, global instability, acts of war or otherwise, whether short- or long-term, would adversely affect our business, prospects, financial condition and operating results. Furthermore, pursuant to the APA, we have the obligation to deliver the Lordstown facility to Foxconn in substantially similar operating state as of the effective date of the APA. Therefore, any adverse impacts to the facility are likely to cause a delay in the APA closing, financial exposure or perhaps termination of the APA.

We are or may be subject to risks associated with strategic alliances, joint ventures, or acquisitions.

We have and are in the process of and may from time to time consider entering into strategic alliances, including joint ventures, minority equity investments or other transactions with various third parties to further our business purpose, including the Foxconn Transactions and other potential relationships. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non-performance by the third party and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to its reputation from events relating to its business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

When appropriate opportunities arise, we may acquire additional assets, products, technologies, or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of an acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Risks Related to Our Securities and Being a Public Company

The concentration of ownership of our stock among a few large stockholders may limit your ability to influence significant corporate decisions.

The ownership by a few stockholders may account for a large percentage of our outstanding Class A common stock. For example, as of December 31, 2021, Stephen S. Burns, our former Chief Executive Officer and Chairman, beneficially owned Class A common stock representing approximately 22.4% of our outstanding shares. Foxconn currently beneficially owns approximately 3.7% of Class A common stock and may increase its beneficial ownership. As long as Mr. Burns, other individuals or companies own or control a significant percentage of our outstanding voting power, they could have the ability to influence certain corporate actions requiring stockholder approval including the election of directors, any amendment of our second amended and restated certificate of incorporation (the “Charter”) and the approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and would make the approval of certain transactions difficult or impossible without the support of these significant stockholders.

We may issue shares of preferred stock or additional shares of Class A common stock, which would dilute the interest of our stockholders and could cause the price of our Class A common stock to decline.

Our Charter provides for 312 million authorized shares of capital stock, consisting of (i) 300 million shares of Class A common stock and (ii) 12 million shares of preferred stock.

To raise capital, we may sell Class A common stock, preferred stock, convertible securities or other equity securities in one or more transactions, including those contemplated by the Equity Purchase Agreement, at prices and in a manner we determine from time to time. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by our current stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. In particular, we may issue a substantial number of shares of preferred stock and/or additional shares of Class A common stock in connection with the Foxconn Transactions, a potential joint product development agreement and other contemplated transactions with Foxconn, our financing efforts and as compensation to our employees and directors. Any such issuance:

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

On July 23, 2021, we entered into the Equity Purchase Agreement with YA, pursuant to which YA has committed to purchase up to $400 million in shares of our Class A common stock, subject to certain limitations and conditions set forth in the Equity Purchase Agreement. The shares of our Class A common stock that may be issued under the Purchase Agreement may be sold by us to YA at our discretion from time to time over an approximately 36-month period commencing on the date of the agreement. We generally have the right to control the timing and amount of any sales of our shares of Class A common stock to YA under the Equity Purchase Agreement. Future sales of our Class A common stock, if any, to YA under the Purchase Agreement will depend upon market conditions and other factors. Because the purchase price per share to be paid by YA for the shares of Class A common stock that we may elect to sell to YA under the Equity Purchase Agreement, if any, will fluctuate based on the market prices of our Class A common stock, it is not possible for us to predict the number of shares of Class A common stock that we will sell to YA under the Equity Purchase Agreement, the purchase price per share that YA will pay for shares purchased from us under the Equity Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by YA under the Equity Purchase Agreement. The Equity Purchase Agreement is subject to certain limitations and conditions.  In particular, at current market prices of our shares of Class A common stock, without stockholder approval, we cannot issue or sell to YA shares of our Class A common stock in excess of 35.1 million shares, which would limit the amount of funds we are able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement.

We may not have sufficient authorized shares to issue in connection with a future capital raise without shareholder approval. We intend to seek approval of an amendment to our Charter to increase the authorized number of shares of Class A common stock and preferred stock. No assurance can be given that our shareholders will approve an increase in authorized shares, that may result in our inability to raise adequate funds to execute our strategy.

Sales of a substantial number of shares of our securities in the public market could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of Class A common stock in the public market could occur at any time, including sales pursuant to the Equity Purchase Agreement and resale registration statement covering such shares, the MOU, or other efforts to raise additional capital or in connection with a strategic alliance, business combination or similar transaction, as well as pursuant to a resale prospectus covering shares issued in the Business Combination and registered pursuant to the Registration Rights and Lock-up Agreement (defined below). These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Class A common stock.

As of February 24, 2022, we had outstanding 196.5 million shares of our Class A common stock and Warrants to purchase approximately 3.9 million shares of our Class A common stock. The exercise price of the BGL Warrants is $10.00 per share and of the Private Placement Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and will increase the number of shares eligible for resale in the public market. In addition, as of February 24, 2022, an aggregate of 14.7 million shares of Class A common stock are subject to outstanding awards or available for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”). Sales, or the potential sales, of substantial numbers of shares in the public market, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of our Class A common stock or adversely affect the market price of our Class A common stock.

The Registration Rights and Lock-up Agreement (the “Registration Rights and Lock-up Agreement”) that we entered into effective as of the Closing of the Business Combination provided that certain of our securities held by the parties to such agreement were locked-up, pursuant to which 50% of shares of Class A common stock held by Stephen S. Burns will continue be locked-up until October 23, 2022. In addition, Stephen S. Burns agreed not to transfer any shares of Class A common stock held by him if, immediately following such transfer, the shares owned by him would be fewer than the number of shares that would be required to satisfy any outstanding indemnification claim made by us pursuant to the Business Combination Agreement.

Because we have no current plans to pay cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is likely to be limited by covenants of any existing and future outstanding indebtedness we incur, preferred stock we may issue, or other agreements we may enter into. As a result, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it. See Part I – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Dividend Policy.

Our stock price is volatile, and you may not be able to sell the shares of our Class A common stock at or above the price you paid.

The trading price of our Class A common stock has been very volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

●	our ability to consummate the Foxconn Transactions or enter into additional agreements with Foxconn;
●	our ability to continue as a going concern;
●	our ability to obtain adequate financing and on acceptable terms;
●	commencement of, or involvement in, investigations, inquiries or litigation;
●	our ability to complete the engineering and testing of the Endurance, start production and bring it to market on the expected timeline and budget;
●	changes in our operating results and funding needs;
●	success of our competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate in general;
●	stock price performance of other companies that investors deem comparable to us;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	our focus on long-term goals over short-term results;
●	the timing and magnitude of our investments in the growth of our business;
●	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;
●	changes in laws and regulations affecting our business;
●	changes in our capital structure, including future issuances of securities or the incurrence of debt;
●	the volume of shares of our Class A common stock available for public sale;
●	major changes in our board of directors or management;
●	sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

In addition, in the past, securities class action litigation has often been commenced against companies following periods of volatility in the overall market or the market price of the particular company’s securities. This type of litigation, which has been, and may in the future be, instituted against us, is likely to result in substantial costs and a diversion of our management’s attention and resources and have a material adverse impact on our financial condition and results of operations. For example, we currently have several litigation matters pending against us and current and former officers and directors of the Company and DiamondPeak. We intend to vigorously defend against the claims but there can be no assurances as to the outcome, costs, availability of insurance coverage and impact on our operating results, financial condition and prospects. See Part I – Item 3. Legal Proceedings below and in our subsequent filings with the SEC for additional information.

We incur significant increased expenses and administrative burdens as a public company and our management may not successfully or effectively manage our transition to public company obligations, which could have a material adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a mature public company that Legacy Lordstown did not incur as a private company. SEC rules and regulations, the Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC thereunder, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges impose additional reporting and other obligations on public companies that are complex and time-consuming.

As of December 31, 2021, we no longer qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Act of 2012 (the “JOBS Act”). Because we no longer qualify as an emerging growth company, and as certain extended transition periods available to emerging growth companies expire, we are subject to additional reporting requirements and standards and accelerated filing deadlines for our periodic reports.

Our management team may not successfully or effectively manage our ongoing transition to a public company, and these significant obligations under federal securities laws. Our limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of management's time may be devoted to these activities which will result in less time being devoted to our management and growth. We currently do not, and in the future may not, have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. As part of our plan to remediate material weaknesses that have already been identified, we intend to expand our employee base and hire additional employees to support our operations as a public company that will increase our operating costs in future periods.

Furthermore, if any issues in complying with those requirements are identified (for example, identifying a material weakness or significant deficiency in the internal control over financial reporting, as we have already experienced), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us.

It is also more expensive to obtain directors’ and officers’ liability insurance, which we experienced in 2021, and risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

The additional reporting and other obligations imposed by these rules and regulations require us to divert a significant amount of money that could otherwise be used to expand our business and achieve strategic objectives. If we are unable to comply with and implement any changes effectively or efficiently, it could harm our operations, financial reporting, or financial results. While we are taking steps to implement the systems and processes required to comply with these additional requirements, there can be no assurance that the measures we have taken to date, and are continuing to implement, will enable us to comply fully and in a timely manner.

Failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures have resulted and could in the future result in material weaknesses, leading to errors in our financial reporting and adversely affecting our business.

We are subject to the SEC’s internal control over financial reporting requirements and are subject to the auditor attestation requirements as of the end of the 2021 fiscal year. The design of internal controls over financial reporting has required and will continue to require significant time and resources from management and other personnel.

As of December 31, 2020, our management identified the following material weaknesses in internal control over financial reporting:

●	we did not have a sufficient number of trained resources with the appropriate technical accounting skills and knowledge with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting;
●	we did not have an effective risk assessment process that successfully identified and assessed risks of material misstatement to ensure controls were designed and implemented to respond to those risks; and
●	we did not have an effective monitoring process to assess the consistent operation of internal control over financial reporting and to remediate known control deficiencies.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

These control deficiencies resulted in the restatement of our December 31, 2020 financial statements and our conclusion that our internal control over financial reporting was not effective as of December 31, 2020.

Our management prepared and implemented a remediation plan in 2021 under the oversight of the Audit Committee. The plan involved, among other actions, hiring and training additional qualified personnel, performing detailed risk assessments in key process areas to identify risks of material misstatement, further documentation and implementation of control procedures to address the identified risks of material misstatements in key process areas, and the implementation of monitoring activities over the components of our internal controls which would include holding personnel accountable to their responsibilities for the design and implementation of internal controls over financial reporting.

We made significant progress implementing our remediation plan during fiscal year 2021 as the design and implementation of relevant key controls occurred throughout the second half of the year. However, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time. Management has concluded, through testing, that the following material weakness in internal control over financial reporting remained as of December 31, 2021: the Company did not have a sufficient number of trained resources with assigned responsibilities and accountability for the implementation and operation of internal controls over financial reporting.

As a consequence of the above material weakness, the Company did not effectively implement and operate process-level control activities related to procure-to-pay (including operating expenses, prepaid expenses, and accrued liabilities), review and approval of manual journal entries, and user access controls to ensure appropriate segregation of duties.

Accordingly, management concluded that our internal control over financial reporting was not effective as of December 31, 2021 and our independent registered public accounting firm was not able to attest to the effectiveness of our internal control over financial reporting.

We plan to continue to hire and train additional qualified personnel and to test the effectiveness of the controls implemented pursuant to the remediation plan in order to conclude that they are operating effectively, however, there can be no assurance that this will occur within 2022 or that we will be successful in remediating the material weakness.

If not remediated, this material weakness could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the Class A common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Lordstown complex is a 640-acre manufacturing facility which we acquired on November 7, 2019. See Part I – Item 1. Business — Key Agreements, Other Alliances and Technology above for additional information about the acquisition and related agreements.

The Lordstown complex consists of four main facilities in one location, in addition to multiple support buildings: (1) General Assembly, (2) a Body Shop, (3) Stamping and (4) a Paint Shop. The Lordstown facility has approximately 6.2 million square feet of manufacturing space and is in near-production-ready condition with modern robotics, painting, assembly and stamping equipment and we intend to continue to make retooling investments in order to commence full production of the Endurance. The facility has significant production capacity that we believe will be more than sufficient to support our targeted ramp up for Endurance production over the next several years and provide ample capacity for further growth thereafter as contemplated by the Foxconn Transactions, a potential joint product development agreement and other contemplated transactions with Foxconn. The Lordstown facility also has solar panels on-site, which generate approximately 2.2 megawatts of energy. We are also working towards completing construction on our propulsion production area, which houses production lines for in-wheel motors and lithium-ion battery packs.

As part of our acquisition of the Lordstown complex from GM, we were required to accept the plant and all property in “as is — where is” condition, including environmental responsibilities. Prior to entering into the Asset Transfer Agreement with GM, GM completed an investigation and remediation program pursuant to an AOC under the U.S. EPA’s RCRA Corrective Action Program. Upon the U.S. EPA’s approval of GM’s investigation and remediation program, GM placed an environmental covenant on the real property, which requires, among other things, (i) the maintenance of nominal financial assurance, (ii) the limitation of the real property to commercial/industrial use, (iii) the prohibition of groundwater for potable use, (iv) the implementation of a dust control plan and (v) and the maintenance of impermeable surfaces on certain areas of the real property. We assumed these responsibilities under the environmental covenant as a condition to the consummation of the transactions contemplated by the Asset Transfer Agreement. We retained the same environmental consultant used by GM to develop and implement the investigation and remediation effort that ultimately led to the U.S. EPA’s approval. This consultant has intimate familiarity with the Lordstown facility and has allowed us to develop quickly a thorough understanding of the comprehensive nature of the environmental response actions taken by GM and to implement steps to ensure ongoing compliance with the environmental covenant on the real property. To further manage potential environmental risk, we have an environmental liability policy providing certain coverages up to the amount of $25.0 million as required under the Asset Transfer Agreement. In addition, to mitigate the risk associated with the Ohio EPA’s authority to require future remediation activities at the Lordstown facility related to historic environmental conditions, in April 2020 we entered into an Administrative Order wherein the Ohio EPA agreed to not pursue enforcement actions against us for historical environmental conditions provided that we comply with the terms of the environmental covenant. Upon closing of the Asset Purchase Agreement, Foxconn would generally assume environmental liabilities arising from the Lordstown facility; however, we would retain an indemnity obligation for certain undisclosed liabilities known by us or caused by us during our period of ownership.

In November 2020, we opened our research, development and engineering center in Farmington Hills, Michigan. This facility includes space for engineering, product development, vehicle inspection and benchmarking, as well as labs for testing, validation and prototyping. This facility also houses our purchasing group as well as certain other corporate functions and will remain with the Company following the completion of the APA.

In Irvine, California, we have established an engineering, vehicle development, and service center. This facility is focused primarily on developing advanced electronic hardware and software for our infotainment system as well as our cybersecurity, connected vehicle and fleet services systems. We have established Lordstown EV Sales, LLC, to receive direct orders from customers and have received our dealership license from the State of California.

Item 3. Legal Proceedings

From time to time, we have and may become involved in legal proceedings arising in the ordinary course of business. We record a liability for loss contingencies in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. As of December 31, 2021 we have not established accruals or reserves as to most of our proceedings. Our provisions are based on historical experience, current information and legal advice, and they may be adjusted in the future based on new developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties and the outcome of litigation and regulatory proceedings is inherently uncertain. Other than as described below, there is no material pending or threatened litigation against the Company as of the date of this report.

On October 30, 2020, the Company, together with certain of its current and former executive officers including Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, and certain of our other current and former employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order. On April 16, 2021, Karma filed an Amended Complaint that added additional defendants (two Company employees and two Company contractors that were previously employed by Karma) and a number of additional claims alleging generally that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. The Amended Complaint contains a total of 28 counts, including: (i) alleged violations under federal law of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act, (ii) alleged violations of California law for misappropriation of trade secrets and unfair competition; (iii) common law claims for breach of contract and tortious interference with contract; (iv) common law claims for breach of contract, including confidentiality agreements, employment agreements and the non-binding letter of intent; and (v) alleged common law claims for breach of duties of loyalty and fiduciary duties. The Amended Complaint also asserts claims for conspiracy, fraud, interstate racketeering activity, and violations of certain provisions of the California Penal Code relating to unauthorized computer access. Karma is seeking permanent injunctive relief and monetary damages.

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

On January 14, 2022, Karma filed a motion for terminating sanctions (i.e., judgment in its favor on all claims) against the Company and defendant, Darren Post, as a result of Mr. Post’s handling of documents subject to discovery requests. The Company and Mr. Post opposed the request for sanctions. On February 10, 2022, the Court issued a tentative ruling denying Karma’s request for terminating sanctions but ordering Mr. Post and the Company to reimburse Karma for the costs incurred by Karma as a result of Mr. Post’s and the Company’s failure to comply with the Court’s orders, including attorneys’ fees and costs related to the filing of Karma’s motion for sanctions. Karma has yet to file a request for this reimbursement.

On January 27, 2022 the District Court granted the parties’ request to vacate the scheduled case deadlines and August 2022 trial date. Fact discovery is now scheduled to close on July 5, 2022. There are no other case deadlines or a scheduled trial date at this time. A status conference with the District Court has been set for March 7, 2022, at which time we expect case deadlines and a trial date to be established.

The Company is continuing to evaluate the matters asserted in the lawsuit, and is vigorously defending against Karma’s claims. The Company continues to believe that there are strong defenses to the claims and any damages demanded. At this time, however, the Company cannot predict the outcome of this matter or estimate the possible loss or range of possible loss, if any. The proceedings are subject to uncertainties inherent in the litigation process.

Six related putative securities class action lawsuits were filed against the Company and certain of its current and former officers and directors and former DiamondPeak directors between March 18, 2021 and May 14, 2021 in the U.S. District Court for the Northern District of Ohio (Rico v. Lordstown Motors Corp., et al. (Case No. 21-cv-616); Palumbo v. Lordstown Motors Corp., et al. (Case No. 21-cv-633); Zuod v. Lordstown Motors Corp., et al. (Case No. 21-cv-720); Brury, et al. v. Lordstown Motors Corp., et al. (Case No. 21-cv-760); Romano et al. v. Lordstown Motors Corp., et al., (Case No. 21-cv-994); and FNY Managed Accounts LLC, et al. v. Lordstown Motors Corp. et al., (Case No. 21-cv-1021). The matters have been consolidated and the Court appointed George Troicky as lead plaintiff and Labaton Sucharow LLP as lead plaintiff’s counsel. On September 10, 2021, lead plaintiff and several additional named plaintiffs filed their consolidated amended complaint, asserting violations of federal securities laws under Section 10(b), Section 14(a), Section 20(a), and Section 20A of the Exchange Act and Rule 10b-5 thereunder against the Company and certain of its current and former officers and directors. The complaint generally alleges that the Company and individual defendants made materially false and misleading statements relating to vehicle pre-orders and production timeline. Defendants filed their motion to dismiss on November 9, 2021, and plaintiffs filed their opposition on January 17, 2022. The motion to dismiss will be fully briefed by March 3, 2022. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al. (Case No.

21-cv-604); Kelley, et al. v. Burns, et al. (Case No. 12-cv-724); Patterson, et al. v. Burns, et al. (Case No. 21-cv-910); Sarabia v. Burns, et al. (Case No. 21-cv-1010). The derivative actions in the District of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution of the motion to dismiss in the consolidated securities class action. The motion is fully briefed as of December 22, 2021.

Another related stockholder derivative lawsuit was filed in U.S. District Court for the Northern District of Ohio on June 30, 2021 (Thai et al. v. Burns, et al. (Case No. 21-cv-1267)), asserting violations of Section 10(b), Section 14(a), Section 20(a), and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, based on similar facts as the consolidated derivative action. On October 21, 2021, the court in the Northern District of Ohio derivative action entered a stipulated stay of the action and scheduling order relating to defendants’ anticipated motion to dismiss and/or subsequent motion to stay that is similarly conditioned on the resolution of the motion to dismiss in the consolidated securities class action. Another related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on December 2, 2021 (Cormier v. Burns, et al. (C.A. No. 2021-1049)), asserting breach of fiduciary duties, insider selling, and unjust enrichment, based on similar facts as the federal derivative actions. On January 18, 2022, the defendants filed a motion to stay pending resolution of the consolidated securities class action. The parties do not yet have a schedule for briefing the motion to stay or responding to the complaint. A second related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on February 18, 2022 (Jackson v. Burns, et al. (C.A. No. 2022-0164)), also asserting breach of fiduciary duties, unjust enrichment, and insider selling, based on similar facts as the federal derivative actions. The parties do not yet have a schedule for responding to the complaint. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

On December 2, 2020 Detroit Utilities (“DTEL”) filed a complaint with the Trumbull County Common Pleas Court in Warren, Ohio alleging we breached a Utilities Services Agreement due to non-payment for services which totaled approximately $0.2 million allegedly performed by Plaintiff between February 2020 and June 2020. DTEL also claims the breach included a violation of the negotiated termination clause in the Agreement and thus claims a $2.3 million termination penalty was invoked. The parties’ attempt at mediation in August 2021 was unsuccessful. On September 3, 2021, DTEL filed a Motion for Summary Judgement seeking a judgement in the amount of $2.5 million plus interest, for what it claims are unpaid invoices and penalties. On October 1, 2021, Lordstown filed its Opposition to the Motion for Summary Judgement and on October 15, 2021, DTEL filed its Reply in support of its Motion for Summary Judgement. On January 12, 2022, the court granted DTEL’s Motion for Summary Judgement, awarding $2.5 million, plus interest. On January 13, 2022, Lordstown filed a Motion to Stay Execution of Judgement. DTEL opposed the motion on January 24, 2022, seeking $2.5 million, plus interest through the date of the court’s order. Lordstown filed a Notice of Appeal on February 7, 2022 and is pursuing settlement discussions and, pending final disposition of the matter, the Company has accrued the judgement amount of $2.5 million as of December 31, 2021.

Two putative class action lawsuits were filed against former DiamondPeak directors and DiamondPeak Sponsor LLC on December 8 and 13, 2021 in the Delaware Court of Chancery (Hebert v. Hamamoto, et al. (C.A. No. 2021-1066); Amin v Hamamoto, et al. (C.A. No. 2021-1085)). The plaintiffs purport to represent a class of investors in DiamondPeak and assert breach of fiduciary duty claims based on allegations that the defendants made or failed to prevent alleged misrepresentations regarding vehicle pre-orders and production timeline, and that but for those allegedly false and misleading disclosures, the plaintiffs would have exercised a right to redeem their shares prior to the de-SPAC transaction. On January 10 and 18, 2022, the defendants filed motions to dismiss these actions. On February 9, 2022, the parties filed a stipulation and proposed order consolidating the two putative class action lawsuits, appointing Hebert and Amin as co-lead plaintiffs, appointing Bernstein Litowitz Berger & Grossmann LLP and Pomerantz LLP as co-lead counsel and setting a briefing schedule for the motions to dismiss and motions to stay. The motions to stay were fully briefed as of February 23, 2022 and are scheduled for oral argument on February 28, 2022. The motions to dismiss will be fully briefed on April 27, 2022 and are scheduled for oral argument on May 10, 2022.

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

Holders

As of February 24, 2022, the shares of Class A common stock issued and outstanding were held of record by approximately 35 holders, which number does not include beneficial owners holding our Class A common stock through nominee names.

Dividend Policy

We have not paid any cash dividends on the Class A common stock to date. We may retain future earnings, if any, for future operations and expansion and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur or securities that we issue.

Item 6. Reserved

None

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Cautionary Note Regarding Forward-Looking Statements" and Part I Item 1A. Risk Factors for a discussion of these risks and uncertainties, including without limitation, with respect to our estimated production timeline, need for additional financing and the risks related to our planned transactions with Foxconn.

Our mission is to accelerate electric vehicle adoption and to be a catalyst in the transition of commercial fleets to all-electric vehicles for a more sustainable future. We are an electric vehicle (“EV”) innovator focused on developing high-quality light-duty work vehicles.

Since inception, we have been developing our flagship vehicle, the Endurance™, an electric full-size pickup truck. We are building pre-production vehicles (“PPV”) for testing, validation, certification, and regulatory approvals during the first half of 2022. Subject to raising sufficient capital, completion of the transactions under the Asset Purchase Agreement with Foxconn (See Part I, Item 1. Business - Foxconn Transactions) and satisfactory completion of testing and receipt of regulatory approvals, we currently expect commercial production and sales of the Endurance to begin in the third quarter of 2022.

Our current cost of our bill of materials for the Endurance is well above our anticipated selling price. While we expect to achieve cost improvements over time, we do not anticipate reaching a positive gross margin for the foreseeable future. As a result, we will incur significant losses with each vehicle we sell. The primary factor driving the high material costs are our use of prototype components produced from soft tools that are intended for very low volumes. We anticipate allocating substantial capital investment in hard tools that are designed for long term use and higher production volumes. We have identified significant piece price savings from these investments that we anticipate realizing over time. However, no assurances can be made that we will have sufficient capital to make these investments, or our suppliers will be willing or able to manufacture the tools or achieve the lower piece prices. Until such time as we are able to lower the bill of materials cost, we are likely to limit our expected production in order to minimize our losses, which we anticipate to be through 2023 or potentially longer.

We plan to focus our sales and marketing efforts on direct sales through our subsidiary, Lordstown EV Sales, LLC, to commercial fleet operators and fleet management companies rather than through third-party dealerships. However, we intend to explore other distribution strategies as our business grows. An important aspect of our sales and marketing strategy involves pursuing relationships with specialty upfitting and fleet management companies to incorporate the Endurance into their fleets or sales programs. As their main area of business, fleet management companies act as an intermediary facilitating the acquisition of new vehicles for the ultimate end user fleets. They provide a valuable distribution channel for us because of their extensive end user relationships and ability to offer attractive financing rates. As a result of this strategy, we expect that we will not be required to make significant investments in a large direct sales force or third-party dealership network, thereby avoiding an increase in fixed costs.

We intend to leverage our advanced technologies and highly talented team to develop additional all-electric vehicles targeted for the commercial market. See Part I - Item 1A. Risk Factors for further discussion of the risks associated with the capital required to execute our business plan, the Foxconn Transactions and our production timeline.

In the fourth quarter of 2021, we entered into agreements with Foxconn (see Part I, Item 1. Business – Foxconn Transactions), that would result in more than $280 million in funding for the Company, if consummated. We have already received $200 million from Foxconn as of January 28, 2022 in the form of down payments and for the purchase of our Class A common stock. The Foxconn Transactions represent a shift in our business strategy from a fully vertically integrated designer, developer and manufacturer of EVs into a less capital-intensive business focused on developing, engineering, testing and industrializing vehicles in partnership with Foxconn.

In connection with the Foxconn Transactions, Foxconn Ohio would purchase the Lordstown facility for $230 million and a reimbursement payment for certain operating and expansion costs incurred by us from September 1, 2021 through the closing. We would continue to own our hub motor assembly line, as well as our battery module and packing line assets, certain intellectual property rights and other excluded assets. We expect to outsource all of the manufacturing of the Endurance to Foxconn with the sale of our Lordstown facility; Foxconn will also operate the assets we continue to own in the facility after closing. The sale of the Lordstown facility would allow us to meaningfully reduce our operating complexity and fixed cost structure by transferring to Foxconn the current and future manufacturing employees along with fixed overhead costs, such as maintenance, utilities, insurance and more. We believe that outsourcing our manufacturing to a highly qualified partner would enable us to leverage Foxconn’s technology, supply chain network and expertise to accelerate the launch of current and future vehicle programs. Furthermore, we believe we would realize the benefits of scaled manufacturing sooner as Foxconn contracts with other OEMs to produce their vehicles in the Lordstown facility.

In addition to providing the Company near term funding, the Foxconn Transactions should provide the benefits of scaled manufacturing, more cost-effective access to certain raw materials, components and inputs, and reduced overhead costs associated with the Lordstown facility borne by the Company. We are also exploring other potential agreements with Foxconn that would establish a joint product development agreement for future MIH-based vehicles and an appropriate funding structure. See Part I Item 1 – Business – Foxconn Transactions and Part I - Item 1A. Risk Factors for further discussion of the risks associated with the Foxconn Transactions and our capital needs, among other risks.

Results of Operations

Comparison of the year ended December 31, 2021 to December 31, 2020

(in thousands)

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Net sales	$—	$—
Operating expenses
Selling, general and administrative expenses	105,362	31,316
Research and development expenses	284,016	70,966
Amortization of intangible assets	11,111	—
Total operating expenses	400,489	102,283
Loss from operations	(400,489)	(102,283)
Other (expense) income
Other expense	(10,079)	(20,866)
Interest income (expense)	200	(901)
Loss before income taxes	(410,368)	(124,050)
Income tax expense	—	—
Net loss	$(410,368)	$(124,050)

Selling, general and administrative expenses (“SG&A”) generally consist of personnel and facilities costs related to marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for certain professional and contract services.

SG&A increased from $31.3 million for the year ended December 31, 2020 to $105.4 million for the year ended December 31, 2021 primarily due to a $21.3 million increase in personnel costs and $43.5 million increase in legal and insurance costs. Our legal costs have risen due to ongoing litigation and government investigations. Insurance costs have increased due primarily to higher pricing and expanded coverages, including director and officer policies and coverage on new investments made in the Lordstown facility.

Research & Development (R&D) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing and test organizations, prototype components, as well as contract and outside engineering services to support the development, engineering and testing of beta and PPV vehicles.

R&D increased from $71.0 million for the year ended December 31, 2020 to $284.0 million for the year ended December 31, 2021 primarily due to increases of $101.9 million and $86.7 million in personnel and consulting costs and prototype component costs, respectively.

During the year ended December 31, 2021, we continued to refine the design of the Endurance and consider technologies we would use in future vehicles.  Given the lack of Workhorse technology used in the Endurance and the current management’s strategic direction of the Company, inclusive of the transactions contemplated with Foxconn, we deemed it appropriate to change the useful life of the technology we acquired from Workhorse to zero months. As such, we recorded accelerated amortization of $11.1 million during the year ended December 31, 2021.

Other expense in the year ended December 31, 2021 and 2020 mainly consisted of changes in fair value of Warrants.

Liquidity and Capital Resources

Our business plan contemplates that we will build a limited number of pre-production vehicles in the first half of 2022 for testing, certification and to demonstrate the capabilities of the Endurance to potential customers. We expect commercial production and sales to begin in the third quarter of 2022. While conducting these activities, and for the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. Absent any material delays, we anticipate that we have sufficient funds to close the Foxconn Transactions and receive the proceeds as contemplated by the Asset Purchase Agreement. However, we will be required to raise additional capital in order to execute our business plan well in advance of reaching commercial production of the Endurance. The proceeds contemplated in the Asset Purchase Agreement will not be sufficient for these purposes. In addition, the closing of the APA remains subject to certain conditions, and if the transaction does not close, we will be required to repay the down payments made by Foxconn and it is unlikely we will have funding available to do so.

In 2021, our research and development expenses and capital expenditures increased significantly over 2020 levels to build capacity and invest in the development of the Endurance. The costs are significant due to spending needed for prototype components, vehicle validation tests, securing necessary parts/equipment, and utilizing in-house and third-party engineering services. Increased spending was also due in part to the stress that the COVID-19 pandemic put on the global automotive supply chain and a strategic decision to bring development of certain components, such as the frame of the Endurance, in-house. We expect continued supply chain constraints and pricing pressure that may negatively impact our cost structure and production timeline. See Part I - Item 1A. Risk Factors for further discussion of the risks associated with disruptions to the supply chain.

In addition, in order to secure adequate supply of battery cells, we have an agreement with a certain supplier that obligates us to purchase a minimum volume estimated to be $16.3 million in 2022, subject to change for fluctuations in raw material pricing.

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

We had cash and cash equivalents of approximately $244.0 million as of December 31, 2021, an accumulated deficit of $544.8 million at December 31, 2021 and a net loss of $410.4 million for the year ended December 31, 2021. Our ability to continue as a going concern is dependent on our ability to raise the necessary capital, complete the development of our electric vehicles, obtain regulatory approval, begin commercial scale production and launch the sale of such vehicles.

We believe that our current level of cash and cash equivalents is not sufficient to fund commercial scale production and the launch of sale of such vehicles. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this report.

In an effort to alleviate these conditions, management continues to seek and evaluate opportunities to raise additional funds through the issuance of equity or debt securities, asset sales, arrangements with strategic partners or through obtaining financing from government or financial institutions. We have engaged a financial advisor to advise the Company on additional financing alternatives.

As part of our funding efforts, on July 23, 2021, the Company entered into the Equity Purchase Agreement with YA, pursuant to which YA has committed to purchase up to $400 million of our Class A common stock, at our direction from time to time, subject to the satisfaction of certain conditions. During the year ended December 31, 2021, we issued 9.6 million shares to YA and received $49.4 million cash, net of equity issuance costs.

The actual amount that we raise under the Equity Purchase Agreement will depend on market conditions and other financing alternatives that we are exploring, as well as limitations in the agreement. In particular, at current market prices of our shares of Class A common stock, without stockholder approval, the Exchange Cap provision would limit the amount of shares we can issue to 35.1 million shares, and therefore limit funds we are able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement. As of December 31, 2021, we were in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was $350 million which is subject to certain limitations as described above and in Note 7 of the consolidated financial statements.

On November 10, 2021, we entered into the APA with Foxconn, pursuant to which Foxconn would purchase the Lordstown facility for $230 million and a reimbursement payment for certain operating and expansion costs incurred by us from September 1, 2021 through the closing. We would continue to own our hub motor assembly line, as well as our battery module and packing line assets, certain intellectual property rights and other excluded assets. Foxconn has made down payments of the purchase price of $100 million on November 18, 2021 and $50 million on January 28, 2022. Foxconn is required to make an additional down payment of $50 million no later than April 15, 2022, subject to certain conditions. The balance of the purchase price, along with reimbursement of certain operating and expansion costs would be paid at closing. We are required to maintain minimum cash balances of $50 million through March 1, 2022 and $30 million thereafter. In connection with the closing, the Company will issue warrants to Foxconn that are exercisable until the third anniversary of the closing for 1.7 million shares of Class A common stock at an exercise price of $10.50 per share.

If the APA is terminated or if the transaction does not close prior to the later of (i) April 30, 2022 and (ii) 10 days after the transaction is cleared by CFIUS, we are obligated to repay the down payments to Foxconn. We have granted Foxconn a first priority security interest in substantially all of our assets to secure the repayment obligation. The APA is subject to several conditions and has not been consummated as of the date of the filing of this report. No assurance can be made that it will ultimately be consummated on the terms contemplated, or at all.

In addition to providing the Company near term funding, the Foxconn Transactions should provide the benefits of scaled manufacturing, more cost-effective access to certain raw materials, components and inputs, and reduced overhead costs associated with the Lordstown facility borne by the Company. We are also exploring other potential agreements with Foxconn that would establish a joint product development agreement for future MIH-based vehicles and an appropriate funding structure. No assurance can be made that the joint product development agreement, an appropriate funding structure or other potential agreements would ultimately be entered or consummated on the terms contemplated, or at all.

See Part I Item 1 – Business – Foxconn Transactions and Part I - Item 1A. Risk Factors for further discussion of the risks associated with the Foxconn Transactions and other agreements being contemplated, including a joint product development agreement, and our capital needs, among other risks. Even if the Foxconn Transactions are consummated in accordance with the current terms and on the anticipated timeline, we will need additional funding to continue our development efforts and maintain current plans for our production timeline.

We accepted an invitation from the U.S. Department of Energy to start the process toward securing an ATVM loan and are currently in the due diligence phase. If we are successful in completing this stage, we may receive a term sheet, but we cannot guarantee we will reach that stage or be approved for a loan or provide any assurance as to the amount or timing of any loan that we may receive. We have been informed that an ATVM loan would likely be secured by a first priority lien on our assets. In the near term, we do not believe that we would be able to satisfy the conditions to obtain an ATVM loan, including the requirement to demonstrate our viability as a company.

As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the significant amount of capital required, the fact that our bill of materials cost is currently, and expected to continue to be, substantially higher than our anticipated selling price, uncertainty surrounding regulatory approval and the performance of the vehicle, meaningful exposure to material losses related to ongoing litigation and the SEC investigation, our performance and investor sentiment with respect to us and our business and industry, as well as our pending transaction with Foxconn. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about our ability to continue as a going concern.

If we are unable to raise substantial additional capital in the near term, our operations and production plans will be scaled back or curtailed and, if any funds raised are insufficient to provide a bridge to full commercial production, our operations could be severely curtailed or cease entirely. We will be materially adversely affected if the Foxconn Transactions do not close. If the APA does not close, including because we are unable to fulfill our obligations to maintain our minimum cash balance commitments under the APA, we are unlikely to have sufficient available cash to repay Foxconn’s down payments. As a result, Foxconn may exercise its rights under the APA, including, but not limited to foreclosing on its liens on some or substantially all of the Company’s assets. Under such circumstances, we would not likely be able to continue as a going concern or realize any value from our assets.

See Part I - Item 1A. Risk Factors for further discussion of the risks associated with our need for additional financing.

Summary of Cash Flows

(in thousands)

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Cash used by operating activities	$(387,990)	$(99,596)
Cash used by investing activities	$(285,514)	$(50,249)
Cash provided by financing activities	$287,759	$777,447

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by our cash investments to support the continuation and growth of our business in areas such as research and development and selling, general and administrative expenses.

Net cash used in operating activities increased to $388.0 million during the year ended December 31, 2021 compared to $99.6 million for the year ended December 31, 2020. This increase was primarily due to increases in our net operating loss.

Cash Flows from Investing Activities

The net cash used in investing activities increased to $285.5 million for the year ended December 31, 2021 compared to $50.2 million for the year ended December 31, 2020. This increase was primarily due to purchases of capital assets related to the Lordstown facility re-tooling in preparation for the manufacturing of the Endurance pickup truck, along with other investments in IT hardware and infrastructure to support the long-term needs of the Company.

Cash Flows from Financing Activities

Cash flows from financing activities during the year ended December 31, 2021 was $287.8 million compared to $777.4 million for the year ended December 31, 2020. Cash flows from financing activities during the year ended December 31, 2021 consisted primarily of $100 million down payment from Foxconn, $50 million from the Subscription Agreement with Foxconn, $82 million in proceeds from the exercise of warrants and $49.4 million from sales under the Equity Purchase Agreement, net of issuance costs. Cash flows from financing activities during the year ended December 31, 2020 consisted primarily of $701.5 million from cash received in recapitalization, net of transaction costs, $38.8 million from notes payable and $30.7 million from shares issued for exercise warrants.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies and Estimates

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. In connection with the preparation of the consolidated financial statements for the years ended December 31, 2021 and 2020, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements, and concluded that substantial doubt existed as to our ability to continue as a going concern as further discussed in Note 1 to the Consolidated Financial Statements. In addition, our independent auditors, in their report on the audited financial statements for the years ended December 31, 2021 and 2020, expressed substantial doubt about our ability to continue as a going concern.

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

Warrants

The Company accounts for its Public and Private Warrants as described in Note 3 to the consolidated financial statements in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which the Public Warrants and Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public and Private Warrants as liabilities at their fair value and adjusts the Public and Private Warrants to fair value at each reporting period or at the time of settlement. Any change in fair value is recognized in the statement of operations.  The Company accounts for BGL Warrants as equity as these warrants qualify as share-based compensation under ASC Topic 718.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

On December 31, 2021, we had cash and cash equivalents of approximately $244.0 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

Item 8. Financial Statements and Supplementary Data

LORDSTOWN MOTORS CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 185*)	63
Report of Independent Registered Public Accounting Firm	65
Financial Statements
Consolidated Balance Sheets as of December 31, 2021 and 2020	69
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 and for the period from April 30, 2019 to December 31, 2019	70
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2021 and 2020 and for the period from April 30, 2019 to December 31, 2019	71
Consolidated Statements of Cash Flows for the year ended December 31, 2021 and 2020 and for the period from April 30, 2019 to December 31 2019	72
Notes to Consolidated Financial Statements	73

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Lordstown Motors Corp.:

1Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lordstown Motors Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

1Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have sufficient liquidity to fund commercial scale production and the launch of sale of its electric vehicles which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

1Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021 due to the adoption of Accounting Standards Update 2016-02, Leases (ASC Topic 842).

1Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

1Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

1Sufficiency of audit evidence

As of December 31, 2021, a material weakness was identified and included in management’s assessment. The description of the material weakness states that the Company did not effectively operate process-level control activities related to procure-to-pay (including operating expenses, prepaid expenses, and accrued liabilities), review and approval of manual journal entries, and user access controls to ensure appropriate segregation of duties. As of December 31, 2020, material weaknesses were identified and included in management’s assessment. The description of the material weaknesses stated that the Company did not effectively design, implement, and operate process-level control activities related to procure-to-pay (including operating expenses, prepaid expenses, accounts payable, and accrued liabilities), property, plant, and equipment, warrant liability, and the financial reporting process (including manual journal entries).

We identified the evaluation of the sufficiency of audit evidence as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the pervasiveness of the material weaknesses noted above.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to plan the nature, timing, and extent of our audit procedures to be performed over financial statement account balances. We evaluated our scoping thresholds and control risk assessments considering the material weaknesses noted above. We obtained and inspected the Company’s remediation plan to address the prior year material weaknesses that had been identified. We increased the number of sample selections compared to what we would have otherwise made if the Company’s controls were designed and operating effectively. For a selection of manual and automated journal entries, we inspected supporting documentation and evidence of authorization. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Lordstown Motors Corp.:

1Opinion on Internal Control Over Financial Reporting

We have audited Lordstown Motors Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company did not have a sufficient number of trained resources with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting. As a consequence, the Company did not effectively operate process-level control activities related to procure to pay (including operating expenses, prepaid expenses, and accrued liabilities), review and approval of manual journal entries, and user access controls to ensure appropriate segregation of duties. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
February 28, 2022

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $10,390,514 during the period beginning April 30, 2019 and ended December 31, 2019, and as of that date the Company’s current liabilities exceeded its current assets by $22,830,530. These conditions, along with other matters, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cincinnati, OH

September 20, 2020

Page intentionally left bank

Lordstown Motors Corp.

Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2021	December 31, 2020
ASSETS:
Current Assets
Cash and cash equivalents	$244,016	$629,761
Accounts receivable	—	21
Prepaid expenses and other current assets	47,121	24,663
Total current assets	$291,137	$654,445
Property, plant and equipment	382,746	101,663
Intangible assets	1,000	11,111
Other non-current assets	13,900	—
Total Assets	$688,783	$767,219
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$12,098	$32,536
Accrued and other current liabilities	35,507	1,538
Purchase price down payment from Foxconn	100,000	—
Total current liabilities	$147,605	$34,074
Note payable	—	1,015
Warrant and other non-current liabilities	1,578	101,392
Total liabilities	$149,183	$136,481
Stockholders’ equity
Class A common stock, $0.0001 par value, 300,000,000 shares authorized; 196,391,349 and 168,007,960 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	$19	$17
Additional paid in capital	1,084,390	765,162
Accumulated deficit	(544,809)	(134,441)
Total stockholders’ equity	$539,600	$630,738
Total liabilities and stockholders' equity	$688,783	$767,219

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp.

Consolidated Statements of Operations

(in thousands except for per share information)

			For the period
	Year ended	Year ended	from April 30, 2019
	December 31, 2021	December 31, 2020	to December 31, 2019
Net sales	$—	$—	$—
Operating expenses
Selling, general and administrative expenses	105,362	31,316	4,526
Research and development expenses	284,016	70,967	5,865
Amortization of intangible assets	11,111	—	—
Total operating expenses	$400,489	$102,283	$10,391
Loss from operations	$(400,489)	$(102,283)	$(10,391)
Other (expense) income
Other expense	(10,079)	(20,866)	—
Interest income (expense)	200	(901)	—
Loss before income taxes	$(410,368)	$(124,050)	$(10,391)
Income tax expense	—	—	—
Net loss	$(410,368)	$(124,050)	$(10,391)
Loss per share attributable to common shareholders
Basic & Diluted	(2.27)	(1.28)	(0.15)
Weighted-average number of common shares outstanding
Basic & Diluted	180,722	96,716	68,279

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp.

Consolidated Statements of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Inception at April 30, 2019	—	$—	$—	$—	$—
Issuance of common stock	68,279	7	18,598	—	18,605
Stock compensation	—	—	342	—	342
Net loss	—	—	—	(10,391)	(10,391)
Balance at December 31, 2019	68,279	$7	$18,940	$(10,391)	$8,556
Issuance of common stock	8,652	2	6,437	—	6,439
Common stock issued for conversion of notes payable	4,032	—	38,725	—	38,725
Common stock issued for exercise of warrants	2,669	—	53,724	—	53,724
Common stock issued in recapitalization, net of redemptions and transaction costs	84,376	8	644,581	—	644,589
Stock compensation		—	2,755	—	2,755
Net loss		—	—	(124,050)	(124,050)
Balance at December 31, 2020	168,008	$17	$765,162	$(134,441)	$630,738
Issuance of common stock	3,559	—	6,368	—	6,368
Common stock issued for exercise of warrants	7,984	1	194,797	—	194,798
Common stock issued for YA	9,592	1	49,374	—	49,375
Common stock issued for Foxconn	7,248	—	50,000	—	50,000
Stock compensation	—	—	18,689	—	18,689
Net loss	—	—	—	(410,368)	(410,368)
Balance at December 31, 2021	196,391	$19	$1,084,390	$(544,809)	$539,600

All activity and balances related to common stock and additional paid-in capital prior to the business combination have been restated based on the Exchange Ratio in the Merger Agreement.

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp

Consolidated Statements of Cash Flows

(in thousands)

			For the period from
	Year ended	Year ended	April 30, 2019
	December 31, 2021	December 31, 2020	to December 31, 2019
Cash flows from operating activities
Net loss	$(410,368)	$(124,050)	$(10,391)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	18,689	2,755	342
Non-cash change in fair value related to warrants	11,873	23,493	—
Amortization of intangible assets	11,111	—	—
Forgiveness of note payable	(1,015)	—	—
Gain on disposal of fixed assets	—	(2,346)	—
Changes in assets and liabilities:
Accounts receivables	21	(21)	—
Prepaid expenses and other assets	(34,124)	(24,663)	—
Accounts payable	(17,008)	25,767	1,801
Accrued expenses and other liabilities	32,831	(531)	3,046
Cash used by operating activities	$(387,990)	$(99,596)	$(5,202)
			—
Cash flows from investing activities
Purchases of capital assets	$(284,514)	$(52,645)	$(133)
Purchase of intangible assets	(1,000)	—	—
Proceeds from the sale of capital assets	—	2,396	—
Cash used by investing activities	$(285,514)	$(50,249)	$(133)

Cash flows from financing activities
Down payment received from Foxconn	$100,000	$—	$—
Cash proceeds from exercise of warrants	82,016	30,692	—
Proceeds from Equity Purchase Agreement, net of issuance costs	49,375	—	—
Cash received in recapitalization, net of transaction costs	—	701,520	—
Cash received from Foxconn Subscription Agreement	50,000	—	—
Issuance of common stock	6,368	6,439	7,494
Proceeds from notes payable	—	38,796	—
Cash provided by financing activities	$287,759	$777,447	$7,494
(Decrease) increase in cash and cash equivalents	$(385,745)	$627,602	$2,159
Cash and cash equivalents, beginning balance	629,761	2,159	—
Cash and cash equivalents, ending balance	$244,016	$629,761	$2,159

Non-cash items
Conversion of notes payable to equity	$—	$38,725	$—
Capital assets acquired with payables	$2,162	$5,592	$20,142
Capital assets exchanged for equity	$—	$23,200	$—
Common stock issued in exchange for intangible assets	$—	$—	$11,111

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of Business

Lordstown Motors Corp., a Delaware corporation (“Lordstown”, the “Company” or “we”), is an electric vehicle innovator developing high-quality light duty commercial fleet vehicles, with the Endurance all electric pick-up truck as its first vehicle being launched in the Lordstown, Ohio facility. The Company is in its final design and testing phase related to our production of the Endurance and has yet to bring a completed product to market.

On September 30, 2021, the Company entered into a subscription agreement pursuant to which the Company agreed to issue and sell, and Foxconn agreed to purchase, 7.2 million shares of the Company’s Class A common stock (the “Subscription Agreement”) for $6.8983 per share in cash based on the simple average of the volume weighted average price for the 15 days immediately preceding the date of the subscription agreement, or approximately $50.0 million in total consideration. The stock issuance and corresponding receipt of approximately $50.0 million occurred in October 2021.

On November 10, 2021, we entered into the Asset Purchase Agreement with Foxconn Ohio. Pursuant to the APA, Foxconn Ohio would purchase the Lordstown facility for $230 million and a reimbursement payment for certain operating and expansion costs incurred by us from September 1, 2021 through the closing. We would continue to own our hub motor assembly line, as well as our battery module and packing line assets, certain intellectual property rights and other excluded assets. We expect to outsource all of the manufacturing of the Endurance to Foxconn with the sale of our Lordstown facility; Foxconn would also operate the assets we continue to own in the facility after closing. Foxconn Ohio has made down payments of the purchase price of $100 million on November 18, 2021 and $50 million on January 28, 2022. Foxconn Ohio is required to make an additional down payment of $50 million no later than April 15, 2022, subject to certain conditions. If the APA is terminated or if the transaction does not close prior to the later of (i) April 30, 2022 and (ii) 10 days after the transaction is cleared by CFIUS, we are obligated to repay the down payments to Foxconn. We have granted Foxconn a first priority security interest in substantially all of our assets to secure the repayment obligation. The APA is subject to several conditions and has not been consummated as of the date of the filing of this report.

The closing of the transactions contemplated by the Asset Purchase Agreement are subject to certain conditions, including, but not limited to: (a) the parties entering into a contract manufacturing agreement (the “Contract Manufacturing Agreement”), pursuant to which Foxconn would manufacture the Endurance at the Lordstown facility, and a lease (“Lordstown Facility Lease”), under which we would lease up to 30,000 square feet of space located at the Lordstown, Ohio facility from Foxconn for our Ohio-based employees, and (b) receipt of a communication that the U.S. government’s Committee on Foreign Investment in the United States (“CFIUS”) has completed its review of the transaction and determined there are no national security concerns with the transaction. We are required to maintain minimum cash balances of $50 million through March 1, 2022 and $30 million thereafter. The Company will issue warrants to Foxconn that are exercisable until the third anniversary of the closing for 1.7 million shares of Class A common stock at an exercise price of $10.50 per share.

The Company and Foxconn have made significant progress negotiating the Contract Manufacturing Agreement and Lordstown Facility Lease, as well as supporting the review of the Foxconn Transactions by CFIUS. The parties have mutually agreed they no longer believe an operating agreement pursuant to which Lordstown would provide support to Foxconn, between signing and closing of the APA, for non-Endurance-specific investments was necessary.

The APA includes a commitment by Foxconn and the Company to use commercially reasonable efforts to enter into a joint venture agreement whereby, among other items, the parties would allocate engineering resources to jointly design, engineer, develop, validate, industrialize and launch vehicle programs for the commercial vehicle market in North America and internationally, including the granting of certain rights for the parties to commercialize such programs. The APA also includes a commitment by Foxconn and the Company to use commercially reasonable efforts to enter into a licensing agreement pursuant to which we would license to Foxconn our intellectual property relating to the Endurance frame, rolling chassis and other technologies, subject to reasonable royalties or licensing fees and other terms mutually agreed to by the parties.  In the place of a joint venture and licensing agreement, the parties agreed to explore a joint product development agreement. We are actively discussing the establishment of such an agreement with Foxconn, under which we would seek to use the MIH platform to develop a portfolio of electric vehicles targeting our commercial fleet customers, built at the Lordstown, Ohio plant and to license to Foxconn certain of our intellectual property. If an agreement is reached, we anticipate that Foxconn would also supply certain vehicle components and subsystems for newly developed vehicles, enabling us to leverage Foxconn’s manufacturing experience, supply-chain network and extensive experience in software development and integration (key capabilities in the production of EVs) to complement our EV design, development, engineering and homologation contributions.

We believe that any joint product development agreement with Foxconn would also need to incorporate an appropriate funding structure that enables us to raise the additional capital necessary to bring the Endurance into production as well as fund new vehicle development. We continue to explore all financing alternatives as we will need substantial funding to execute our operating plan that is anticipated to use significant capital for the foreseeable future.

No assurance can be made that the transactions contemplated by the Asset Purchase Agreement, including the Contract Manufacturing Agreement and the Lordstown Facility Lease (collectively, the “Foxconn Transactions”), or a joint product development agreement, any additional funding arrangements or other agreements will ultimately be consummated on the terms contemplated, or at all, or that they will provide the anticipated benefits. Even if the Foxconn Transactions are consummated in accordance with the current terms and on the anticipated timeline, we will need additional funding to continue our development efforts and maintain our current plans and timeline for commercial production.

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

In connection with the Closing, the Company (a) issued and sold an aggregate of 50 million shares of Class A common stock for $10.00 per share at an aggregate purchase price of $500 million pursuant to previously announced subscription agreements with certain investors (the “PIPE Investors”), (b) issued an aggregate of approximately 4 million shares of Class A common stock to holders of $40 million in aggregate principal amount plus accrued interest, of Legacy LMC convertible promissory notes at a conversion price of $10.00 per share upon automatic conversion of such notes (the “Note Conversions”), and (c) issued warrants to purchase 1.6 million shares of Class A common stock (“BGL Warrants”) a purchase price of $10.00 per share to a third party. Additionally, the Company assumed 9.3 million Public Warrants (as defined below) and 5.1 million Private Warrants (as defined below) both of which were originally issued by DiamondPeak with an exercise price of $11.50. In December 2020, 2.7 million of the Public Warrants were exercised which resulted in $30.7 million in proceeds. In January 2021, a significant portion of the remaining Public Warrants and 0.6 million of the Private Warrants were exercised upon payment of the cash exercise price, which resulted in cash proceeds of $82.0 million. As of December 31, 2021, there were 2.3 million Private Warrants, 1.6 million BGL Warrants and no Public Warrants outstanding. See further discussion related to the accounting of the Public Warrants and Private Warrants in Note 3.

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

As part of the Business Combination, we recorded $644.6 million in equity for the recapitalization, net of transaction costs and $100.9 million in liabilities related to the Public and Private Warrants described in Note 3. The Company received cash proceeds of $701.5 million as a result of the Business Combination which was net of the settlement of the $20.8 million related party note payable and $23.2 million in property purchased through equity both as described in Note 10. Additionally, a $5 million Convertible Note and the $5.9 million amount in Due to related party as described in Note 10 were also settled in conjunction with the Business Combination.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company had cash and cash equivalents of approximately $244.0 million and an accumulated deficit of $544.8 million at December 31, 2021 and a net loss of $410.4 million for the year ended December 31, 2021. Since inception, the Company has been developing its flagship vehicle, the Endurance, an electric full-size pickup truck. The Company’s ability to continue as a going concern is dependent on its ability to complete the Foxconn Transactions, raise substantial additional capital, complete the development of the Endurance, obtain regulatory approval, begin commercial scale production and launch the sale of the Endurance. The Company believes that its current level of cash and cash equivalents are not sufficient to fund commercial scale production and the launch of sale of such vehicles. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

The Company’s business plan contemplates that it will build a limited number of pre-production vehicles in the first half of 2022 for testing, certifications and to demonstrate the capabilities of the Endurance to potential customers. The Company expects commercial production and sales to begin in the third quarter of 2022. While conducting these activities, and for the foreseeable future, the Company will incur significant operating expenses, capital expenditures and working capital funding that will deplete its cash on hand. Absent any material delays, the Company anticipates that it has sufficient funds to close the Foxconn Transactions and receive the proceeds as contemplated by the Asset Purchase Agreement. However, the Company will be required to raise additional capital in order to execute its business plan well in advance of reaching commercial production of the Endurance. The proceeds contemplated in the Asset Purchase Agreement will not be sufficient for these purposes. In addition, the closing of the APA remains subject to certain conditions, and if the transaction does not close, the Company will be required to repay the down payments made by Foxconn and it is unlikely the Company will have funding available to do so.

In 2021, the Company’s research and development expenses and capital expenditures increased significantly over 2020 levels to build capacity and invest in the development of the Endurance. The costs are significant due to spending needed for prototype components, vehicle validation tests, securing necessary parts/equipment, and utilizing in-house and third-party engineering services. Increased spending was also due in part to the stress that the COVID-19 pandemic put on the global automotive supply chain and a strategic decision to bring development of certain components, such as the frame of the Endurance, in-house. The Company expects continued supply chain constraints and pricing pressure that may negatively impact its cost structure and production timeline.

In an effort to alleviate these conditions, management continues to seek and evaluate opportunities to raise additional funds through the issuance of equity or debt securities, asset sales, through arrangements with strategic partners or through obtaining financing from government or financial institutions. The Company has engaged a financial advisor to advise the Company on additional financing alternatives.

As further described in Note 7, on July 23, 2021, the Company entered into the “Equity Purchase Agreement with YA II PN, LTD. (“YA”), pursuant to which YA has committed to purchase up to $400 million of its Class A common stock, at the Company’s direction from time to time, subject to the satisfaction of certain conditions. During the year ended December 31, 2021, the Company’s issued 9.6 million shares to YA and received $49.4 million, net of equity issuance costs. The actual amount that the Company raises under this agreement will depend on market conditions and other financing alternatives that the Company is exploring, as well as limitations in the agreement. In particular, at current market prices of its shares of Class A common stock, without stockholder approval, the Exchange Cap provision would limit the amount of shares the Company can issue up to 35.1 million shares, and therefore limit funds the Company is able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement. As of December 31, 2021, the Company was in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was $350 million which is subject to certain limitations as described above.

On November 10, 2021, the Company entered into the APA with Foxconn, pursuant to which Foxconn would purchase the Lordstown facility for $230 million and a reimbursement payment for certain operating and expansion costs incurred by the Company from September 1, 2021 through the closing. The Company would continue to own its hub motor assembly line, as well as its battery module and packing line assets, certain intellectual property rights and other excluded assets. Foxconn has made down payments of the purchase price of $100 million in November 2021 and $50 million in January 2022. Foxconn is required to make an additional down payment of $50 million no later than April 15, 2022, subject to certain conditions. The balance of the purchase price, along with reimbursement of certain operating and expansion costs would be paid at closing. The Company is required to maintain minimum cash balances of $50 million through March 1, 2022 and $30 million thereafter.

If the APA is terminated or if the transaction does not close prior to the later of (i) April 30, 2022 and (ii) 10 days after the transaction is cleared by CFIUS, the Company is obligated to repay the down payments to Foxconn. The Company has granted Foxconn a first priority security interest in substantially all of its assets to secure the repayment obligation. The APA is subject to several conditions and has not been consummated as of the date of the filing of this report. No assurance can be made that it will ultimately be consummated on the terms contemplated, or at all.

In addition to providing the Company near term funding, the Foxconn Transactions should provide the benefits of scaled manufacturing, more cost-effective access to certain raw materials, components and inputs, and reduced overhead costs associated with the Lordstown facility borne by the Company. The Company is also exploring other potential agreements with Foxconn that would establish a joint product development agreement for future MIH-based vehicles and an appropriate funding structure. No assurance can be made that the joint product development agreement, an appropriate funding structure or other potential agreements would ultimately be entered or consummated on the terms contemplated, or at all.

Even if the Foxconn Transactions are consummated in accordance with the current terms and on the anticipated timeline, the Company will need additional funding to continue its development efforts and maintain current plans for its production timeline.

As the Company seeks additional sources of financing, there can be no assurance that such financing would be available to it on favorable terms or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the significant amount of capital required, the fact that its bill of materials cost is currently, and expected to continue to be, substantially higher than the anticipated selling price of the Endurance, uncertainty surrounding regulatory approval and the performance of the vehicle, meaningful exposure to material losses related to ongoing litigation, its performance and investor sentiment with respect to the Company and its business and industry, as well as its pending transaction with Foxconn. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise substantial additional capital in the near term, its operations and production plans will be scaled back or curtailed and, if any funds raised are insufficient to provide a bridge to full commercial production, its operations could be severely curtailed or cease entirely. The Company will be materially adversely affected if the Foxconn Transactions do not close. If the APA does not close, including because the Company is unable to fulfill its obligations to maintain its minimum cash balance commitments under the APA, the Company is unlikely to have sufficient available cash to repay Foxconn’s down payments. As a result, Foxconn may exercise its rights under the APA, including, but not limited to foreclosing on its liens on some or substantially all of the Company’s assets. Under such circumstances, the Company would not likely be able to continue as a going concern or realize any value from its assets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Immaterial Correction of Error

The Company’s previously issued financial statements have been revised to reclassify certain expenses that were inappropriately presented within the consolidated statement of operations. This resulted in the reclassification of $2.7 million of research and development expenses to selling and administrative expenses for the year ended December 31, 2020. The error did not impact net loss.

The Company, in consultation with the Audit Committee of the Board of Directors, evaluated the effect of these adjustments on the Company’s consolidated financial statements under ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined it was not necessary to recall its consolidated financial statements as the errors did not materially misstate those consolidated financial statements. The Company looked at both quantitative and qualitative characteristics of the required corrections.

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

Warrants

The Company accounts for its Public and Private Warrants as described in Note 3 in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which the Public Warrants and Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public and Private Warrants as liabilities at their fair value and adjusts the Public and Private Warrants to fair value at each reporting period or at the time of settlement. Any change in fair value is recognized in the statement of operations.  The Company accounts for BGL Warrants as equity as these warrants qualify as share-based compensation under ASC Topic 718.

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

Recent accounting pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 extends the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 amendments were effective for the Company beginning January 1, 2020 and interim periods within fiscal years beginning after December 15, 2020. The Company adopted this guidance in 2020 but determined that there was no material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASUs (collectively “ASC Topic 842”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASC 842 effective January 1, 2021 using the alternative transition method and elected to apply the new guidance at the adoption date without adjusting comparative periods presented. Comparative information has not been restated and will continue to be reported under accounting standards in effect for those periods. In adopting the new guidance, the Company elected to apply the package of transition practical expedients, which allows the Company not to reassess: (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. In addition, the Company has elected to apply the practical expedient to combine lease and related non-lease components, for all classes of underlying assets, and accounts for the combined contract as a lease component, as well as the election was made to apply the short-term lease recognition exemption. In transition, the Company did not elect to apply the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment of right-of-use assets.

The Company has leases which primarily consist of our Farmington Hills, Michigan and Irvine, California locations. The adoption of ASC 842 resulted in the recognition of a new right-of-use assets and lease liabilities on the balance sheet for all operating leases. As a result of the Company’s adoption on January 1, 2021, the Company recorded operating right-of-use assets and lease liabilities of $3.3 million. As of December 31, 2021, the Company had a right-of use asset and liability totaling $2.2 million.

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

The Company has the following warrants: (i) warrants (the “Public Warrants”) to purchase shares of Class A common stock, originally issued in our initial public offering (“Initial Public Offering”), (ii) warrants (the “Private Placement Warrants” and together with the Public Warrants and the BGL Warrants, the “Warrants”) to purchase Class A common stock issued in a private placement to our sponsor and anchor investor at the time of the Initial Public Offering, and (iii) the BGL Warrants. The rights of holders of the Warrants are governed by warrant agreements between American Stock Transfer & Trust Company, as warrant agent, and the Company (the “Warrant Agreements”).  The BGL Warrants are classified as equity as they qualify as share-based compensation under ASC Topic 718.

The Public and Private Warrants were recorded in the Company’s consolidated financial statements as a result of the Business Combination between DiamondPeak and Lordstown EV Corporation (formerly known as Lordstown Motors Corp.) and the reverse recapitalization that occurred on October 23, 2020 and did not impact any reporting periods prior to the Business Combination. The Company determined that the fair value of the Public and Private Warrants was $100.9 million as of the date of the Business Combination. The Public and Private Warrants are classified as a liability with any changes in the fair value recognized immediately in our consolidated statements of operations. During the quarter ended March 31, 2021, we received cash proceeds of approximately $82.0 million for the redemption of the remaining Public Warrants.

The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the Public and Private Warrants:

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Public Warrants	$(27,180)	$(17,920)
Private Warrants	15,307	(5,573)
Net loss on changes in fair value	$(11,873)	$(23,493)

As of December 31, 2021 and 2020, we had 3.9 million and 13.4 million Warrants outstanding, respectively.

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

At each measurement date, we use a stock price volatility input of 50% for the Monte Carlo model. This assumption considers observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants, as well as the volatility implied by the traded options of the Company. The risk-free rates utilized were 0.458%, 0.413%, and 1.123% for the valuations as of October 23, 2020 and December 31, 2020 and 2021, respectively.

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2021
Cash and cash equivalents	$244,016	$244,016	$—	$—
Public Warrants	—	—	—	—
Private Warrants	485	—	—	485

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2020
Cash and cash equivalents	$629,761	$629,761	$—	$—
Public Warrants	57,515	57,515	—	—
Private Warrants	43,877	—	—	43,877

The following table summarizes the changes in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2020	Additions	Settlements	Loss / (Gain) on fair value adjustments included in earnings	Balance at December 31, 2021
Private Warrants	$43,877	—	(28,085)	(15,307)	$485

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	December 31, 2021	December 31, 2020
Property, Plant & Equipment
Land	$326	$326
Buildings	6,223	6,223
Machinery and equipment	38,608	38,443
Vehicles	465	142
Construction in progress	337,124	56,529
	$382,746	$101,663
Less: Accumulated depreciation	—	—
Total	$382,746	$101,663

Construction in progress includes retooling and construction at the Company's facility in Lordstown, Ohio and tooling held at various supplier locations. The Company is currently finalizing its production process, bringing acquired assets up to the level needed for commercial production and evaluating assets that will be necessary in the commercial production of the Endurance pickup truck. Completed assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use. As of December 31, 2021, commercial scale manufacturing has not begun and thus no depreciation was recognized in 2021, 2020 or 2019.

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

During the quarter ended March 31, 2020, the Company also purchased property from GM for $1.2 million which was recorded to construction in progress. The corresponding due to related party balance was satisfied with equity at the consummation of the Business Combination as described in Note 10. During the quarter ended June 30, 2020, the Company sold equipment which it determined was not necessary for production which resulted in a gain on sale of the asset for $2.3 million.

During the fourth quarter of 2020, we also recognized an additional $23.2 million of property that was exchanged for Class A common stock as part of the Business Combination.

NOTE  5— NOTE PAYABLE

On April 17, 2020, Lordstown entered into a Promissory Note with The Huntington National Bank, which provides for a loan in the amount of $1 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan had a two-year term and bears interest at a rate of 1.0% per annum. The Paycheck Protection Program provides that the PPP Loan may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. During the quarter ended June 30, 2021, our $1.0 million loan was forgiven.

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

NOTE 6— STOCK-BASED COMPENSATION

Legacy LMC’s 2019 Stock Option Plan (the “2019 Plan”) provides for the grant of incentive stock options (“ISO”) or non-qualified stock options (“NQSO) to purchase Legacy LMC common stock to officers, employees, directors, and consultants of Legacy LMC.

Each Legacy LMC option from the 2019 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option under the 2020 Plan (defined below) to purchase a number of shares of Class A common stock (each such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy LMC common stock subject to such Legacy LMC option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy LMC option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy LMC option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the exchanged options.

At the Company’s special meeting of stockholders held on October 22, 2020, the stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The aggregate number of additional shares authorized for issuance under the 2020 plan will not exceed 13 million. The 2020 Plan provides for the grant of stock options, restricted stock, restricted stock units (RSUs), stock appreciation rights, and performance units and performance shares intended to attract, retain, incentivize and reward employees, directors or consultants.

Options

The options are time-based and vest over the defined period in each individual grant agreement. The date at which the options are exercisable is defined in each agreement. The Board establishes the exercise price of the shares subject to an option at the time of the grant, provided, however, that (i) the exercise price of an ISO and NQSO shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options generally become exercisable between one and four years after the date of grant and expire ten years from the date of the grant.

The Company recognizes compensation expense for the shares equal to the fair value of the option at the time of grant. The expense is recognized on a straight-line basis over the vesting period of the awards. The weighted-average grant date fair value of stock options granted to employees in 2021, 2020, and 2019 was $5.76 per share, $1.08 per share, and $1.09 per share, respectively. The estimated fair value of each stock option grant was computed using the following weighted average assumptions:

	December 31,	December 31,	December 31,
	2021	2020	2019
Risk-free interest rate	0.39%	1.59%	1.73-1.93%
Expected term (life) of options (in years)	3.86	10.0	10.0
Expected dividends	—%	—%	—%
Expected volatility	50%	50%	50%

The expected volatility was estimated by management based on results from public companies in the industry.  The expected life of options granted in 2021 was estimated based on historical option exercise data as compared to previous years when the expected term of the awards granted was assumed to be the contract life of the option. The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award. The expected dividends are zero as the Company has not historically paid dividends.

The activities of stock options are summarized as follows:

(in thousands except for per option values and years)

		Weighted Average			Aggregate
	Number of	Exercise	Weighted Average		Intrinsic Value
	Options	Price	Term (Years)		($000's)
Outstanding, April 30, 2019	—	$—	—		$—
Granted	4,436	1.79
Exercised	—	—
Forfeited	(84)	1.79
Expired	—	—
Outstanding, December 31, 2019	4,352	$1.79	8.9	$
Granted	1,021	1.79
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2020	5,373	$1.79	9.0	$
Granted	5,545	14.90
Exercised	(3,559)	1.79
Forfeited	(618)	22.60
Outstanding, December 31, 2021	6,741	$10.67	7.8		$2,967
Exercisable, December 31, 2021	1,340	$1.79	3.2		$2,224

*The aggregate intrinsic value is calculated as the difference between the market value of our Class A common stock as of December 31, 2021 and the respective exercise prices of the options. The market value as of December 31, 2021 was $3.45 per share, which is the closing sale price of our Class A common stock on December 31, 2021, as reported by the Nasdaq Global Select Market.

Further details of our exercisable stock options and stock options outstanding are summarized as follows:

(in thousands except for per exercise prices and years)

				Options Outstanding		Options Exercisable
				Weighted Average	Weighted Average		Weighted Average
Range of			Options	Remaining	Exercise	Options	Exercise
Exercise Prices			Outstanding	Contractual Term	Price	Exercisable	Price
$1.79	—	$1.79	1,787	4.4	$1.79	1,340	$1.79
$4.11	—	$5.69	1,758	9.6	$5.37	—	—
$5.85	—	$11.41	1,475	9.2	$9.51	—	—
$16.22	—	$16.22	78	9.2	$16.22	—	—
$26.77	—	$26.77	1,643	8.3	$26.77	—	—
			6,741	7.8	$10.67	1,340	$1.79

RSUs

We calculate the grant date fair value of RSUs using the closing sale price of our Class A common stock on the grant date, as reported by the Nasdaq Global Select Market. The fair value of the unvested restricted stock units is recognized on a straight-line basis over the respective requisite service period.

The activities of RSUs are summarized as follows:

(in thousands except for fair values)

		Weighted Average	Aggregate
		Grant Date	Intrinsic Value
	Shares	Fair Value	As of 12/31/2021
Outstanding, December 31, 2020	—	—
Awarded	6,414	$8.88
Released	—	—
Forfeited	(152)	$12.65
Outstanding, December 31, 2021	6,262	$8.78	$18,841

*The aggregate intrinsic value is calculated using the market value of our Class A common stock as of December 31, 2021. The market value as of December 31, 2021 was $3.45 per share, which is the closing sale price of our Class A common stock on December 31, 2021, as reported by the Nasdaq Global Select Market.

Total stock-based compensation expense for the years ended December 31, 2021, and 2020, and for the period from April 30, 2019 to December 31, 2019 was $18.7 million, $2.8 million and $0.3 million, respectively. As of December 31, 2021, 2020 and 2019, unrecognized compensation expense was $63.7 million, $2.7 million and $4.4 million, respectively, for unvested options and awards.

NOTE 7 — CAPITAL STOCK AND EARNINGS PER SHARE

Our Charter provides for 312 million authorized shares of capital stock, consisting of (i) 300 million shares of Class A common stock and (ii) 12 million shares of preferred stock each with a par value of $0.0001. We had 196.4 million, 168.0 million and 68.3 million shares of Class A common stock issued and outstanding as of December 31, 2021, 2020 and 2019, respectively.

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents. For the year ended December 31, 2021 our share equivalent included 3.8 million options,1.6 million BGL Warrants, and 2.3 million Private Warrants outstanding. For the year ended December 31, 2020 our share equivalent included 5.3 million options,1.6 million BGL Warrants, 6.6 million Public Warrants and 5.1 million Private Warrants outstanding. None of the stock options or warrants were included in the calculation of diluted EPS because we recorded a net loss for the years ended December 31, 2021 and 2020 as including these instruments would be anti-dilutive.

The weighted-average number of shares outstanding for basic and diluted loss per share is as follows:

(in thousands)

	Year ended	Year ended	For the period from April 30, 2019
	December 31, 2021	December 31, 2020	to December 31, 2019
Basic and diluted weighted average shares outstanding	180,722	96,716	68,279

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

Under applicable Nasdaq rules and the Equity Purchase Agreement, we will not sell to YA shares of our Class A common stock in excess of 35.1 million shares (the “Exchange Cap”), which is 19.9% of the shares of Class A common stock outstanding immediately prior to the execution of the Equity Purchase Agreement, unless (i) we obtain stockholder approval to issue shares of Class A common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of shares of Class A common stock under the Equity Purchase Agreement (including the Commitment Shares described below in the number of shares sold for these purposes) equals or exceeds $7.48 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) immediately preceding the signing of the Equity Purchase Agreement; or (ii) the average Nasdaq Official Closing Price of the Common Shares (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Equity Purchase Agreement). At current market prices of our shares of Class A common stock, without stockholder approval, the Exchange Cap would limit the amount of funds we are able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement.

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

During the year ended December 31, 2021, inclusive of the 0.4 million Commitment Shares, we issued 9.6 million shares to YA and received $49.4 million cash, net of equity issuance costs.

As of December 31, 2021, we were in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was $350 million which is subject to certain limitations as described above.

NOTE 8 — INCOME TAXES

The reconciliation of the statutory federal income tax with the provision for income taxes is as follows at December 31:

(in thousands except for rate)

	2021	Rate	2020	Rate	2019	Rate
Federal tax benefit as statutory rates	$(86,177)	(21.0)%	$(26,050)	(21.0)%	$(2,182)	(21.0)%
Stock based compensation	(1,004)	(0.2)	192	0.2	21	0.2
Other permanent differences	60	—	32	—	1	—
Research and development credit	(68)	—	—	—	0
State & Local Taxes/ Other	(3,234)	(0.8)	—	—	—
Change in valuation allowance	90,423	22.0	25,826	20.8	2,160	20.8
Total tax benefit	$—	—%	$—	—%	$—	—%

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

Components of the Company's deferred tax assets are as follows at December 31:

	2021	2020
Deferred tax assets:
Share based compensation	$2,288	$436
Intangible assets and other	1,984	—
Research and development credit	136	—
Net operating losses	113,999	27,550
Total deferred tax assets	118,407	27,986
Valuation allowance	(118,407)	(27,986)
Total deferred tax assets, net of valuation allowance	$—	$—

The Company had $712.4 million and $131.2 million of net operating losses as of December 31, 2021 and 2020, respectively. No income taxes were paid during 2021, 2020 or 2019.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company has entered into a supply agreement with Samsung to purchase lithium-ion cylindrical battery cells. The agreement provides for certain pricing and minimum quantity parameters, including our obligation to purchase such minimum amounts which total approximately $16.3 million in 2022, subject to change for increases in raw material pricing.

The Company is subject to various pending and threatened legal proceedings arising in the ordinary course of business. The Company records a liability for loss contingencies in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. As of December 31, 2021, we have not established accruals or reserves as to most of our proceedings. Our provisions are based on historical experience, current information and legal advice, and they may be adjusted in the future based on new developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

On October 30, 2020, the Company, together with certain of its current and former executive officers including Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, and certain of our other current and former employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order. On April 16, 2021, Karma filed an Amended Complaint that added additional defendants (two Company employees and two Company contractors that were previously employed by Karma) and a number of additional claims alleging generally that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. The Amended Complaint contains a total of 28 counts, including: (i) alleged violations under federal law of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act, (ii) alleged violations of California law for misappropriation of trade secrets and unfair competition; (iii) common law claims for breach of contract and tortious interference with contract; (iv) common law claims for breach of contract, including confidentiality agreements, employment agreements and the non-binding letter of intent; and (v) alleged common law claims for breach of duties of loyalty and fiduciary duties. The Amended Complaint also asserts claims for conspiracy, fraud, interstate racketeering activity, and violations of certain provisions of the California Penal Code relating to unauthorized computer access. Karma is seeking permanent injunctive relief and monetary damages.

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

On January 14, 2022, Karma filed a motion for terminating sanctions (i.e., judgment in its favor on all claims) against the Company and defendant, Darren Post, as a result of Mr. Post’s handling of documents subject to discovery requests. The Company and Mr. Post opposed the request for sanctions. On February 10, 2022, the Court issued a tentative ruling denying Karma’s request for terminating sanctions but ordering Mr. Post and the Company to reimburse Karma for the costs incurred by Karma as a result of Mr. Post’s and the Company’s failure to comply with the Court’s orders, including attorneys’ fees and costs related to the filing of Karma’s motion for sanctions. Karma has yet to file a request for this reimbursement.

On January 27, 2022, the District Court granted the parties’ request to vacate the scheduled case deadlines and August 2022 trial date. Fact discovery is now scheduled to close on July 5, 2022.  There are no other case deadlines or a scheduled trial date at this time. A status conference with the District Court has been set for March 7, 2022, at which time we expect case deadlines and a trial date to be established.

The Company is continuing to evaluate the matters asserted in the lawsuit and is vigorously defending against Karma’s claims. The Company continues to believe that there are strong defenses to the claims and any damages demanded. At this time, however, the Company cannot predict the outcome of this matter or estimate the possible loss or range of possible loss, if any. The proceedings are subject to uncertainties inherent in the litigation process.

Six related putative securities class action lawsuits were filed against the Company and certain of its current and former officers and directors and former DiamondPeak directors between March 18, 2021 and May 14, 2021 in the U.S. District Court for the Northern District of Ohio (Rico v. Lordstown Motors Corp., et al. (Case No. 21-cv-616); Palumbo v. Lordstown Motors Corp., et al. (Case No. 21-cv-633); Zuod v. Lordstown Motors Corp., et al. (Case No. 21-cv-720); Brury, et al. v. Lordstown Motors Corp., et al. (Case No. 21-cv-760); Romano et al. v. Lordstown Motors Corp., et al., (Case No. 21-cv-994); and FNY Managed Accounts LLC, et

al. v. Lordstown Motors Corp. et al., (Case No. 21-cv-1021). The matters have been consolidated and the Court appointed George Troicky as lead plaintiff and Labaton Sucharow LLP as lead plaintiff’s counsel. On September 10, 2021, lead plaintiff and several additional named plaintiffs filed their consolidated amended complaint, asserting violations of federal securities laws under Section 10(b), Section 14(a), Section 20(a), and Section 20A of the Exchange Act and Rule 10b-5 thereunder against the Company and certain of its current and former officers and directors. The complaint generally alleges that the Company and individual defendants made materially false and misleading statements relating to vehicle pre-orders and production timeline. Defendants filed their motion to dismiss on November 9, 2021, and plaintiffs filed their opposition on January 17, 2022. The motion to dismiss will be fully briefed by March 3, 2022. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al. (Case No. 21-cv-604); Kelley, et al. v. Burns, et al. (Case No. 12-cv-724); Patterson, et al. v. Burns, et al. (Case No. 21-cv-910); Sarabia v. Burns, et al. (Case No. 21-cv-1010)). The derivative actions in the District of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution of the motion to dismiss in the consolidated securities class action. The motion is fully briefed as of December 22, 2021. Another related stockholder derivative lawsuit was filed in U.S. District Court for the Northern District of Ohio on June 30, 2021 (Thai et al. v. Burns, et al. (Case No. 21-cv-1267)), asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, based on similar facts as the consolidated derivative action. On October 21, 2021, the court in the Northern District of Ohio derivative action entered a stipulated stay of the action and scheduling order relating to defendants’ anticipated motion to dismiss and/or subsequent motion to stay that is similarly conditioned on the resolution of the motion to dismiss in the consolidated securities class action. Another related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on December 2, 2021 (Cormier v. Burns, et al. (C.A. No. 2021-1049)), asserting breach of fiduciary duties, insider selling, and unjust enrichment, based on similar facts as the federal derivative actions. On January 18, 2022, the defendants filed a motion to stay pending resolution of the consolidated securities class action. The parties do not yet have a schedule for briefing the motion to stay or responding to the complaint. A second related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on February 18, 2022 (Jackson v. Burns, et al. (C.A. No. 2022-0164)), also asserting breach of fiduciary duties, unjust enrichment, and insider selling, based on similar facts as the federal derivative actions. The parties do not yet have a schedule for responding to the complaint. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

On December 2, 2020, Detroit Utilities (“DTEL”) filed a complaint with the Trumbull County Common Pleas Court in Warren, Ohio alleging we breached a Utilities Services Agreement due to non-payment for services which totaled approximately $0.2 million allegedly performed by Plaintiff between February 2020 and June 2020. DTEL also claims the breach included a violation of the negotiated termination clause in the Agreement and thus claims a $2.3 million termination penalty was invoked.  The parties’ attempt at mediation in August 2021 was unsuccessful. On September 3, 2021, DTEL filed a Motion for Summary Judgement seeking a judgement in the amount of $2.5 million plus interest, for what it claims are unpaid invoices and penalties.  On October 1, 2021, Lordstown filed its Opposition to the Motion for Summary Judgement and on October 15, 2021, DTEL filed its Reply in support of its Motion for Summary Judgement. On January 12, 2022, the court granted DTEL’s Motion for Summary Judgement, awarding $2.5 million, plus interest. On January 13, 2022, Lordstown filed a Motion to Stay Execution of Judgement. DTEL opposed the motion on January 24, 2022, seeking $2.5 million, plus interest through the date of the court’s order. Lordstown filed a Notice of Appeal on

February 7, 2022 and is pursuing settlement discussions and, pending final disposition of the matter, the Company has accrued the judgement amount of $2.5 million as of December 31, 2021.

Two putative class action lawsuits were filed against former DiamondPeak directors and DiamondPeak Sponsor LLC on December 8 and 13, 2021 in the Delaware Court of Chancery (Hebert v. Hamamoto, et al. (C.A. No. 2021-1066); Amin v Hamamoto, et al. (C.A. No. 2021-1085)). The plaintiffs purport to represent a class of investors in DiamondPeak and assert breach of fiduciary duty claims based on allegations that the defendants made or failed to prevent alleged misrepresentations regarding vehicle pre-orders and production timeline, and that but for those allegedly false and misleading disclosures, the plaintiffs would have exercised a right to redeem their shares prior to the de-SPAC transaction. On January 10 and 18, 2022, the defendants filed motions to dismiss these actions. On February 9, 2022, the parties filed a stipulation and proposed order consolidating the two putative class action lawsuits, appointing Hebert and Amin as co-lead plaintiffs, appointing Bernstein Litowitz Berger & Grossmann LLP and Pomerantz LLP as co-lead counsel and setting a briefing schedule for the motions to dismiss and motions to stay. The motions to stay were fully briefed as of February 23, 2022 and are scheduled for oral argument on February 28, 2022. The motions to dismiss will be fully briefed on April 27, 2022 and are scheduled for oral argument on May 10, 2022.

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

NOTE 10 RELATED PARTY TRANSACTIONS

On November 7, 2019, the Company entered into an Asset Transfer Agreement, Operating Agreement and separate Mortgage Agreement (collectively, the “GM Agreements”) with GM. Pursuant to the GM Agreements, the Company incurred debt to GM recorded as a related party note payable in the principal amount of $20.0 million, secured by the real property described in Note 4. The Company had imputed interest of 5% on the related party note payable until February 1, 2020 when the stated interest rate of 7% began per the terms of the GM Agreement. As of the date of the Business Combination, our related party note payable for the plant and interest totaled $20.8 million and was settled as part of the Business Combination.

In conjunction with the Operating Agreement described above, the Company was also required to reimburse GM for expenditures related to general plant maintenance and compliance associated with the Lordstown facility. The Company recorded expenses of $2.1 million and $2.6 million during the year ended December 31, 2021 and the period from April 30, 2019 to December 31, 2019, respectively. Additionally, the Company also purchased property from GM for $1.2 million which was recorded to CIP. As of the date of the Closing, we had accrued a total of $5.9 million as a Due to Related Party liability which was converted to equity as part of the Business Combination.

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

In August 2020, we entered into an emissions credit agreement with GM pursuant to which, and subject to the terms of which, during the first three annual production/model years wherein we produce vehicles at least ten months out of the production/model year, the counterparty will have the option to purchase such emissions credits as well as emissions credits from any other U.S. state, country or jurisdiction generated by vehicles produced by us not otherwise required by us to comply with emissions laws and regulations at a purchase price equal to 75% of the fair market value of such credits. While we plan for our first three annual production/model years for the purpose of this agreement to be 2023, 2024 and 2025, it is possible that this agreement could extend beyond these model years if we do not achieve ten or more months of production during those annual production/model years.

As of December 31, 2020, GM was no longer determined to be a related party.

On November 7, 2019, the Company entered into a transaction with Workhorse Group Inc., for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales. As of December 31, 2020, intangible assets included patents, copyrights, trade secrets, know-how, software, and all other intellectual property and proprietary rights connected with the electric pickup truck and other electric vehicle technology owned by Workhorse and contributed in exchange for equity in the Company.

In November 2020, we pre-paid a royalty payment to Workhorse Group in the amount of $4.75 million. The upfront royalty payment represented an advance on the royalties discussed above but only to the extent that the aggregate amount of such royalty fees exceeded the amount paid upfront. The upfront royalty payment was recorded as a prepaid expense and an other non-current assets as of December 31, 2020 and December 31, 2021, respectively.

During the year ended December 31, 2021, we continued to refine the design of the Endurance and considered technologies we would use in future vehicles. Given the lack of Workhorse technology used in the Endurance and new management’s strategic direction of the Company, inclusive of the transactions contemplated with Foxconn as detailed in Note 1, we deemed it appropriate to change the useful life of the technology we acquired from Workhorse to zero months. As such, we recorded accelerated amortization of $11.1 million during the year ended December 31, 2021.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis.

The Company’s management with the participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment, management concluded that the following material weakness in internal control over financial reporting reported in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2020 continues to exist as of December 31, 2021:

●	The Company did not have a sufficient number of trained resources with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting.

As a consequence, the Company did not effectively operate process-level control activities related to procure-to-pay (including operating expenses, prepaid expenses, and accrued liabilities), review and approval of manual journal entries, and user access controls to ensure appropriate segregation of duties.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we conclude that the deficiencies represent a material weakness in internal control over financial reporting and our internal control over financial reporting is not effective as of December 31, 2021.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an adverse report on the effectiveness of internal control over financial reporting, which is included herein.

Management’s Remediation Plan

Since identification of the material weaknesses that existed as of the year ended December 31, 2020, our management believes that we have made extensive changes to implement our remediation plan during 2021. The Board and management, with the assistance of our third-party consultants and oversight of the Audit Committee, have implemented, among other items, the following measures to address the material weaknesses identified:

●	hired and trained additional qualified personnel, including but not limited to our Chief Executive Officer, Chief Financial Officer, Vice President of Finance and Controller, and Director of SEC Reporting
●	performed detailed risk assessments in key process areas to identify risks of material misstatement
●	with the assistance of a large nationally recognized accounting firm, designed and implemented control procedures to address the identified risks of material misstatements in key process areas
●	implemented a new SOX software which details the control design, the tracking of SOX deliverables for testing, documentation of testing results and subsequent follow-up
●	acquired and began the implementation of a new accounts payable system
●	initiated changes to our procure-to-pay process, including significantly increasing executive oversight and involvement with purchasing activities

●	established monitoring activities that hold personnel accountable to their responsibilities for the design and implementation of internal controls over financial reporting.

Under the COSO framework, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time. While significant progress was made on the remediation plan during fiscal year 2021, the vast majority of the implementation of relevant key controls occurred throughout the second half of the year.

Remediation of Material Weaknesses

Based on the remediation actions we completed, and our testing of the control improvements implemented as of December 31, 2021, we believe the following material weaknesses disclosed as of December 31, 2020 no longer exist:

●	The Company did not have resources with the appropriate technical accounting skills.
●	The Company did not have an effective risk assessment process that successfully identified and assessed risks of material misstatement to ensure controls were designed and implemented to respond to those risks.
●	The Company did not have an effective monitoring process to assess the consistent operation of internal control over financial reporting and to remediate known control deficiencies.

Management is continuing to test the effectiveness of the controls implemented pursuant to the remediation plan described above, as well as seeking to hire additional well-qualified personnel and utilize outside consultants, in order to conclude that our internal controls are operating effectively. We believe that these actions and the expected improvements will strengthen our internal control over financial reporting and remediate the remaining material weakness, however, there can be no assurance that this will occur during 2022.

Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation efforts with regard to the material weaknesses described above.

Item 9B. Other Information.

On February 23, 2022, the compensation committee of the board of directors approved an annual incentive bonus structure for the 2022 fiscal year for the Company’s executive officers that will be payable, at the Company’s election in cash, shares of Class A common stock or a combination thereof, up to a maximum of an aggregate of 500,000 shares. Due to the potential equity issuance, these awards were made as performance unit awards under the 2020 Plan.

Each officer has a target annual incentive amount based on a percentage of his or her salary as follows: Chief Executive Officer - 125%; Chief Financial Officer - 80%; President – 100%; Executive Vice President – Chief Commercial Officer - 80%; and Executive Vice President, General Counsel and Secretary - 80%, which reflect the target bonus amounts set forth in such officer’s employment agreement other than the Chief Commercial Officer. Payout amounts of 0%-150% of target may be earned based on 2022 performance against pre-established metrics. Payout with respect to 50% of the awards will be based on the combined achievement of (1) operating cash flow and revenue goals, (2) completion of the Foxconn Transactions and entering into the joint product development agreement and (3) launch of the commercial production of the Endurance in the third quarter of 2022 (the “Universal Goals”). For the other 50% of the awards, payout will be based as to 25% on the achievement of individualized goals for each officer, which are tied to the title, function and area of responsibility of such officer and support the achievement of the Universal Goals, and as to the remaining 25% on personal performance. The compensation committee will take into account certain levels of operating cash flow and revenue for threshold, target and maximum achievement with respect to that aspect of the payout, but will generally have discretion as to the relative weighting of factors within each segment of any bonus payout.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item relating to our directors and nominees will be included under the captions “Proposal One — Proposal for Election of Directors — Nominees for Class II Directors” and “— Information Regarding the Board” in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Information about our Executive Officers” in Part I of this Report on Form 10-K.

The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 will be included under the caption “Delinquent Section 16(a) Reports” in our Definitive Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding our audit committee will be included under the caption “Corporate Governance — Audit Committee” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation” and “— Director Compensation” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the caption “Ownership of Securities” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item relating to transactions with related persons will be included under the caption “Certain Relationships and Related Party Transactions,” and the information required by this item relating to director independence will be included under the caption “Corporate Governance — Director Independence,” in each case in our Definitive Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant’s Fees and Services

The information required by this item will be included under the captions “Proposal Two — Proposal for Ratification of Appointment of Independent Registered Public Accounting Firm — Principal Accounting Fees and Services” and “— Pre-Approval of Audit and Non-Audit Services” in our Definitive Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

Balance Sheets as of December 31, 2021 and 2020

Statements of Operations for the years ended December 31, 2021 and 2020 and for the period from April 30, 2019 to December 31, 2019

Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020 and for the period from April 30, 2019 to December 31, 2019

Statements of Cash Flows for the years ended December 31, 2021 and 2020 and for the period from April 30, 2019 to December 31, 2019

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
10.5#

Form of Notice of Stock Option Award Granted Under the Lordstown Motors Corp. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.6#

Form of Notice of Restricted Stock Unit Award Granted Under the Lordstown Motors Corp. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.7#

Form of Lordstown Motors Corp. 2020 Equity Incentive Plan Outside Director Restricted Stock Unit Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.8#

Legacy Lordstown 2019 Incentive Compensation Plan, as amended by Amendment No. 1, effective February 14, 2020 (including the form of option award agreement thereunder and the terms and conditions that govern the option award agreements) (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.13#

Employment Agreement, dated October 1, 2019, between Lordstown Motors Corp. and Thomas V. Canepa, as amended by Amendment to Employment Agreement, dated July 31, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.14#

Separation and Release Agreement, dated June 13, 2021, between Lordstown Motors Corp. and Stephen S. Burns (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)

10.15#

Separation and Release Agreement, dated June 13, 2021, between Lordstown Motors Corp. and Julio Rodriguez (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)

Exhibit No.	Description
10.16#	Employment Agreement, dated June 18, 2021, between Lordstown Motors Corp. and Angela Strand (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2021)
10.17#

Employment Agreement, dated June 18, 2021, between Lordstown Motors Corp. and Jane Ritson-Parsons (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2021)

10.18#

Amended and Restated Employment Agreement, dated June 18, 2021, between Lordstown Motors Corp. and Rich Schmidt (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2021)

10.19#

Management Services Agreement, dated as of June 8, 2021, between AP Services, LLC and Lordstown Motors Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)

10.20#

Employment Agreement, dated August 26, 2021, between Lordstown Motors Corp. and Daniel Ninivaggi, as amended by Amendment to Employment Agreement, dated November 9, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2021)

10.21#

Employment Agreement, dated October 13, 2021, between Lordstown Motors Corp. and Adam Kroll (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2021)

10.22#

Employment Agreement, dated November 9, 2021, between Lordstown Motors Corp. and Edward T. Hightower (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 10, 2021)

10.23#*	Employment Agreement, dated January 1, 2022, between Lordstown Motors Corp. and Melissa Leonard
10.24

Intellectual Property License Agreement, between Workhorse Group Inc. and Lordstown Motors Corp., dated November 7, 2019 (incorporated by reference to the Annual Report on Form 10-K of Workhorse Group, Inc., filed with the SEC on March 13, 2020)

10.25

Agreement between Workhorse Group Inc. and Lordstown Motors Corp., dated August 1, 2020 (incorporated by reference to the Current Report on Form 8-K of Workhorse Group, Inc., filed with the SEC on August 4, 2020)

10.26

License Agreement, between Elaphe Propulsion Technologies Ltd. and Lordstown Motors Corp., as amended by First Amendment, dated July 21, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.27

Facilities and Support Agreement, between Elaphe Propulsion Technologies Ltd. and Lordstown Motors Corp., dated March 16, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.28

Asset Transfer Agreement, dated November 7, 2019, between Lordstown Motors Corp. and General Motors LLC, and amended by that certain Amendment to Asset Purchase Agreement, dated May 28, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.29

Omnibus Agreement, dated July 31, 2020, by and among General Motors LLC, GM EV Holdings LLC, Lordstown Motors Corp., and DiamondPeak Holdings Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.30

Equity Purchase Agreement, dated July 23, 2021, between Lordstown Motors Corp. and YA II PN, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2021)

10.31

Asset Purchase Agreement, dated November 10, 2021, between Lordstown Motors Corp. and Foxconn (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2021)

16.1	Letter from WithumSmith+Brown, PC to the SEC, dated October 28, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)
21.1	List of Subsidiaries
23.1*	Consent of KPMG LLP, independent registered accounting firm.
23.2*	Consent of Clark, Schaefer, Hackett & Co Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification pursuant to 18 U.S.C. 1350
32.2*	Certification pursuant to 18 U.S.C. 1350

Exhibit No.	Description
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LORDSTOWN MOTORS CORP.
Date: February 28, 2022	/s/ Daniel Ninivaggi
	Name:	Daniel Ninivaggi
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Daniel Ninivaggi, Adam Kroll and Melissa A. Leonard, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and any and all amendments and supplements thereto and all other instruments necessary or desirable in connection therewith, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel Ninivaggi
Daniel Ninivaggi	Chief Executive Officer (Principal Executive Officer)	February 28, 2022
/s/ Adam Kroll Adam Kroll	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2022
/s/ David T. Hamamoto David T. Hamamoto	Director	February 28, 2022
/s/ Keith Feldman Keith Feldman	Director	February 28, 2022
/s/ Jane Reiss Jane Reiss	Director	February 28, 2022
/s/ Dale Spencer Dale Spencer	Director	February 28, 2022
/s/ Michael Gates Michael Gates	Director	February 28, 2022
/s/ Angela Strand Angela Strand	Director	February 28, 2022
/s/ Martin J. Rucidlo Martin J. Rucidlo	Director	February 28, 2022