Form 10-Q
period 2022-03-31
Lordstown Motors Corp.
filed 2022-05-09
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Large accelerated filer ☒	Accelerated filer☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2022, 197,399,056 shares of the registrant’s Class A common stock were outstanding.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022 (the “Form 10-K”), and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended March 31, 2022, as well as the following:

●	our ability to consummate and realize the benefits from our pending transactions with Foxconn under the Asset Purchase Agreement (See Note 1 — Organization and Description of Business and Basis of Presentation), that is subject to various conditions to closing, including the entry into a contract manufacturing agreement, and our ability to enter into a joint product development agreement or similar agreement with an appropriate funding structure;
●	our ability to continue as a going concern, which requires us to manage costs, obtain significant additional funding to execute our business plan, and achieve our production targets for the Endurance in 2022 and beyond, and our ability to raise such funding on a reasonable timeline and with suitable terms;
●	our ability to raise sufficient capital in order to invest in the tooling that we expect will enable us to eventually lower the Endurance bill of materials cost, continue design enhancements of the Endurance and fund any future vehicles we may develop;
●	the cost and other impacts of litigation, claims, regulatory proceedings, investigations, complaints, product liability claims, availability of insurance coverage and/or adverse publicity, which may have a material adverse effect, whether or not successful or valid, on our liquidity position, business prospects and ability to obtain financing;
●	our ability to execute our business plan, including market acceptance of our planned products;
●	risks related to our limited operating history, the rollout of our business and the timing of expected business milestones, including our ability to complete the engineering of the Endurance and retooling of the production facility, to establish appropriate supplier relationships, to successfully complete testing, homologation and certification and to start production of the Endurance, in accordance with our projected timeline;

4838-3851-2884.3

●	our ability to source and maintain suppliers for our critical components and the terms of such arrangements, and our ability to complete building out our supply chain;
●	the availability and cost of raw materials and components, particularly in light of current supply chain disruptions, inflation, and the consequences of such shortages on testing and other activities, which could present challenges that impact the timing of our commercial production;
●	our ability to obtain binding purchase orders and build customer relationships, including uncertainties as to whether and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●	our ability to deliver on the expectations of customers with respect to the pricing, performance, quality, reliability, safety and efficiency of the Endurance and to provide the levels of service and support that they will require;
●	our ability to conduct business using a direct sales model, rather than through a dealer network used by most other OEMs;
●	the effects of competition on our ability to market and sell vehicles;
●	our ability to attract and retain key personnel;
●	our business, expansion plans, strategic alliances and opportunities;
●	the pace and depth of electric vehicle adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our ability to obtain required regulatory approvals and changes in laws, regulatory requirements, governmental incentives and fuel and energy prices;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	cybersecurity threats and compliance with privacy and data protection laws;
●	failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures;
●	the possibility that we may be adversely affected by other economic, geopolitical, business and/or competitive factors, including the direct and indirect effects of the war in Ukraine.

4838-3851-2884.3

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

(in thousands except for share data)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS:
Current Assets
Cash and cash equivalents	$203,564	$244,016
Prepaid expenses and other current assets	34,373	47,121
Total current assets	$237,937	$291,137
Property, plant and equipment	407,817	382,746
Intangible assets	1,000	1,000
Other non-current assets	13,997	13,900
Total Assets	$660,751	$688,783
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$13,781	$12,098
Accrued and other current liabilities	39,278	35,507
Purchase price down payment from Foxconn	150,000	100,000
Total current liabilities	$203,059	$147,605
Warrants and other non-current liabilities	3,189	1,578
Total liabilities	$206,248	$149,183
Stockholders’ equity
Class A common stock, $0.0001 par value, 300,000,000 shares authorized; 196,980,828 and 196,391,349 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$20	$19
Additional paid in capital	1,088,925	1,084,390
Accumulated deficit	(634,442)	(544,809)
Total stockholders’ equity	$454,503	$539,600
Total liabilities and stockholders' equity	$660,751	$688,783

See Notes to Condensed Consolidated Financial Statements

4838-3851-2884.3

Lordstown Motors Corp.

Statements of Operations

(in thousands except for per share data)

(unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Net sales	$—	$—
Operating expenses
Selling, general and administrative expenses	26,019	14,394
Research and development expenses	61,864	91,812
Total operating expenses	$87,883	$106,206
Loss from operations	$(87,883)	$(106,206)
Other (expense) income
Other expense	(1,492)	(19,132)
Interest (expense) income	(258)	127
Loss before income taxes	$(89,633)	$(125,211)
Income tax expense	—	—
Net loss	$(89,633)	$(125,211)
Loss per share attributable to common shareholders
Basic & Diluted	(0.46)	(0.72)
Weighted-average number of common shares outstanding
Basic & Diluted	196,503	174,325

See Notes to Condensed Consolidated Financial Statements

4838-3851-2884.3

Lordstown Motors Corp.

Statements of Stockholders’ Equity/(Deficit)

(in thousands)

(unaudited)

	Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	196,391	$19	$1,084,390	$(544,809)	$539,600
Issuance of common stock	464	1	615	—	616
RSU Vesting	125	—	—	—	—
Stock compensation	—	—	3,920	—	3,920
Net loss	—	—	—	(89,633)	(89,633)
Balance at March 31, 2022	196,980	$20	$1,088,925	$(634,442)	$454,503

	Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020	168,008	$17	$765,162	$(134,441)	$630,738
Issuance of common stock	587	—	1,050	—	1,050
Common stock issued for exercise of warrants	7,984	1	194,797	—	194,798
Stock compensation		—	1,940	—	1,940
Net loss		—	—	(125,211)	(125,211)
Balance at March 31, 2021	176,579	$18	$962,949	$(259,652)	$703,315

See Notes to Condensed Consolidated Financial Statements

4838-3851-2884.3

Lordstown Motors Corp.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net loss	$(89,633)	$(125,211)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	3,920	1,940
Other non-cash changes	4,420	19,138
Accounts receivables	—	16
Prepaid expenses and other assets	9,987	(1,325)
Accounts payable	(1,490)	27,418
Accrued expenses and other liabilities	3,763	6,504
Net Cash used by operating activities	$(69,033)	$(71,520)

Cash flows from investing activities
Purchases of capital assets	$(21,896)	$(54,264)
Net Cash used by investing activities	$(21,896)	$(54,264)

Cash flows from financing activities
Down payment received from Foxconn	$50,000	$—
Cash proceeds from exercise of warrants	—	82,016
Issuance of common stock	477	1,050
Net Cash provided by financing activities	$50,477	$83,066
Decrease in cash and cash equivalents	$(40,452)	$(42,718)
Cash and cash equivalents, beginning balance	244,016	629,761
Cash and cash equivalents, ending balance	$203,564	$587,043

Non-cash items
Capital assets acquired with payables	$5,336	$4,599

See Notes to Condensed Consolidated Financial Statements

4838-3851-2884.3

LORDSTOWN MOTORS CORP

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Lordstown Description of Business

Lordstown Motors Corp., a Delaware corporation (“Lordstown”, the “Company” or “we”), is an electric vehicle (“EV”) innovator developing high-quality light duty commercial fleet vehicles, with the Endurance all electric pick-up truck as our first vehicle being launched in the Lordstown, Ohio facility. We are in the final design and testing phase related to our production of the Endurance but have yet to bring a completed product to market.

On November 10, 2021, we entered into an Asset Purchase Agreement with Foxconn EV Technology, Inc., an Ohio corporation and affiliate of Hon Hai Technology Group (“HHTG”; either HHTG or applicable affiliates of HHTG are referred to herein as “Foxconn”) (the “Asset Purchase Agreement” or “APA”). Pursuant to the APA, Foxconn will purchase the Lordstown facility for $230 million and a reimbursement payment for certain operating and expansion costs incurred by us from September 1, 2021 through the closing. We will continue to own our hub motor assembly line, as well as our battery module and pack line assets, certain intellectual property rights and other excluded assets. We will outsource all of the manufacturing of the Endurance to Foxconn with the sale of our Lordstown facility; Foxconn will also operate the assets we continue to own in the facility after closing. At closing, the Company would issue warrants to Foxconn that are exercisable until the third anniversary of the closing for 1.7 million shares of Class A common stock at an exercise price of $10.50 per share. Prior to and in expectation of entering into the APA, Foxconn purchased 7.2 million shares of the Company’s Class A common stock for approximately $50.0 million in October 2021.

Foxconn has made down payments of the purchase price totaling $200 million through April 15, 2022, of which $50 million was received during the quarter ended March 31, 2022. If the APA transactions do not close on or prior to May 14, 2022, and we are unable to secure an extension from Foxconn, we are obligated to repay the down payments to Foxconn on May 14, 2022 (the “Repayment Deadline”) subject to any defenses and/or other claims that the Company may have. We have granted Foxconn a first priority security interest in substantially all of our assets to secure the repayment obligation.

The closing of the transactions contemplated by the Asset Purchase Agreement is subject to satisfaction of certain covenants and closing conditions, including, but not limited to (a) the parties entering into a contract manufacturing agreement (the “Contract Manufacturing Agreement”), pursuant to which Foxconn would manufacture the Endurance at the Lordstown facility, and a lease (“Lordstown Facility Lease”), under which we would lease up to 30,000 square feet of space located at the Lordstown, Ohio facility from Foxconn for our Ohio-based employees, (b) the Company maintaining a minimum cash balance of $30 million until the closing of the transaction, (c) a commitment by the parties to use commercially reasonable efforts to enter into a joint venture agreement whereby, among other items, the parties would allocate engineering resources to jointly design, engineer, develop, validate, industrialize and launch vehicle programs for the commercial vehicle market in North America and internationally, including the granting of certain rights for the parties to commercialize such programs, and (d) a commitment by the parties to use commercially reasonable efforts to enter into a licensing agreement pursuant to which we would license to Foxconn our intellectual property relating to the Endurance frame, rolling chassis and other technologies, subject to reasonable royalties or licensing fees and other terms mutually agreed to by the parties (collectively, the “Foxconn Transactions”).

On April 9, 2022,the parties received a communication that the U.S. government’s Committee on Foreign Investment in the United States (“CFIUS”) had completed its review of the transaction contemplated by the APA and determined there are no national security concerns with the transaction.

4838-3851-2884.3

There can be no assurance that the closing of the transactions contemplated by the APA will occur prior to the Repayment Deadline, or at all. The Company will be materially adversely affected if the Foxconn Transactions do not close. If the APA does not close, the Company will not have sufficient available cash to repay Foxconn’s down payments. As a result, Foxconn may exercise its rights under the APA, including, but not limited to foreclosing on its liens on some or substantially all of the Company’s assets, subject to any defenses and/or other claims that we may have. Under such circumstances, the Company would not likely be able to continue as a going concern or realize any value from its assets.

The parties are continuing to negotiate the terms of the Contract Manufacturing Agreement and are actively discussing the establishment of a joint product development or similar agreement with Foxconn. There can be no assurance that definitive agreements will be achieved on a timely basis, or at all. Under the joint product development or similar agreement, we would seek to use the Mobility-in-Harmony (“MIH”) platform to develop a portfolio of electric vehicles targeting commercial fleet customers, built at the Lordstown, Ohio plant. If an agreement is reached, we anticipate that Foxconn would also supply certain vehicle components and subsystems for newly developed vehicles, enabling us to leverage Foxconn’s manufacturing expertise, supply-chain network and extensive experience in software development and integration (key capabilities in the production of EVs) to complement our EV design, development, engineering and homologation contributions. We believe that any joint product development or similar agreement with Foxconn would also need to incorporate an appropriate funding structure that enables the initial development work for future MIH-based vehicles to begin.

No assurance can be made that the Foxconn Transactions, including any additional funding arrangements or other agreements will ultimately be consummated, or that they will provide the anticipated benefits. Even if the Foxconn Transactions are consummated in accordance with the current terms, we will need additional funding to execute our 2022 business plan and achieve scaled production of the Endurance, due to the capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in the hard tooling to lower our bill of materials cost and fund future engineering and corporate expenditures.

We continue to explore all financing alternatives as our operations are anticipated to require significant capital investment for the foreseeable future. However, as we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all.

Business Combination and Basis of Presentation

The unaudited accompanying condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K.

In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of our interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not indicative of results for the full fiscal year. The accompanying unaudited condensed consolidated interim financial statements include our accounts and those of our controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates. The unaudited condensed

4838-3851-2884.3

consolidated interim financial statements include the accounts and operations of the Company and our wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation.

On October 23, 2020 (the “Closing Date”), DiamondPeak Holdings Corp. (“DiamondPeak”) consummated the transactions contemplated by the agreement and plan of merger (the “Merger Agreement”), dated August 1, 2020, among DiamondPeak, Lordstown EV Corporation (formerly known as Lordstown Motors Corp.), a Delaware corporation (“Legacy LMC”), and DPL Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub merged with and into Legacy LMC with Legacy LMC surviving the merger (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), DiamondPeak changed its name to Lordstown Motors Corp and Legacy LMC became a wholly owned subsidiary of the Company.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $0.0001 per share, of Legacy LMC (“Legacy LMC Common Stock”) was converted into 55.8817 shares (the “Exchange Ratio”) of Class A common stock, par value $0.0001 per share, of the Company (“Class A common stock”), resulting in an aggregate of 75.9 million shares of Class A common stock issued to Legacy LMC stockholders. At the Effective Time, each outstanding option to purchase Legacy LMC Common Stock (“Legacy LMC Options”), whether vested or unvested, was automatically converted into an option to purchase a number of shares of Class A common stock equal to the product of (x) the number of shares of Legacy LMC Common Stock subject to such Legacy LMC Option and (y) the Exchange Ratio, at an exercise price per share equal to (A) the exercise price per share of Legacy LMC Common Stock of such Legacy LMC Option immediately prior to the Effective Time divided by (B) the Exchange Ratio.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, as in effect prior to the Closing, each outstanding share of DiamondPeak’s Class B common stock, par value $0.0001 per share, was automatically converted into one share of the Company’s Class A common stock at the Closing, resulting in an issuance of 7 million shares of Class A common stock in the aggregate.

In connection with the Closing, the Company (a) issued and sold an aggregate of 50 million shares of Class A common stock for $10.00 per share at an aggregate purchase price of $500 million pursuant to previously announced subscription agreements with certain investors (the “PIPE Investors”), (b) issued an aggregate of approximately 4 million shares of Class A common stock to holders of $40 million in aggregate principal amount plus accrued interest, of Legacy LMC convertible promissory notes at a conversion price of $10.00 per share upon automatic conversion of such notes (the “Note Conversions”), and (c) issued warrants to purchase 1.6 million shares of Class A common stock (“BGL Warrants”) a purchase price of $10.00 per share to a third party. Additionally, the Company assumed 9.3 million Public Warrants (as defined below) and 5.1 million Private Warrants (as defined below) both of which were originally issued by DiamondPeak with an exercise price of $11.50. In December 2020, 2.7 million of the Public Warrants were exercised which resulted in $30.7 million in proceeds. In January 2021, a significant portion of the remaining Public Warrants and 0.6 million of the Private Warrants were exercised upon payment of the cash exercise price, which resulted in cash proceeds of $82.0 million. As of December 31, 2021 and March 31, 2022, there were 2.3 million Private Warrants, 1.6 million BGL Warrants and no Public Warrants outstanding. See further discussion related to the accounting of the Public Warrants and Private Warrants in Note 3.

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

4838-3851-2884.3

consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Legacy LMC. The shares and corresponding capital amounts and earnings per share available for common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these unaudited condensed consolidated interim financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed consolidated interim financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the unaudited condensed consolidated interim financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the unaudited condensed consolidated interim financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated interim financial statements are issued.

We had cash and cash equivalents of approximately $203.6 million and an accumulated deficit of $634.4 million at March 31, 2022 and a net loss of $89.6 million for the three months ended March 31, 2022.

Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. The Company’s ability to continue as a going concern is dependent on our ability to complete the Foxconn Transactions and to do so in a timely manner, raise substantial additional capital, complete the development of the Endurance, obtain regulatory approval, begin commercial production and launch the sale of the Endurance. The Company’s current level of cash and cash equivalents are not sufficient to execute our 2022 business plan and achieve scaled production of the Endurance, due to the capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in the hard tooling to lower our bill of materials cost and fund future engineering and corporate expenditures. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

Our business plan contemplates that we will build a limited number of pre-production vehicles (PPVs) in the first half of 2022 for testing, certification, validation, regulatory approvals and to demonstrate the capabilities of the Endurance to potential customers. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. Absent any material delays, we believe that we have sufficient funds to close the Foxconn Transactions. If the closing occurs, we will receive the final proceeds and retain the down payments as contemplated by the APA. However, the Company will be required to raise additional capital in order to execute our business plan and achieve our production targets for the Endurance in 2022 and beyond. The proceeds contemplated in the Asset Purchase Agreement will not be sufficient for these purposes. In addition, the closing of the APA remains subject to certain conditions, and if the transaction does not close by May 14, 2022, and we are

4838-3851-2884.3

unable to secure an extension from Foxconn, the Company will be required to repay the down payments made by Foxconn, subject to any defenses and/or other claims that the Company may have. We will not have sufficient cash available to do so.

Our research and development expenses and capital expenditures are significant due to spending needed for prototype components, vehicle validation tests, securing necessary parts/equipment, and utilizing in-house and third-party engineering services. During 2021, we experienced stress that the COVID-19 pandemic put on the global automotive supply chain. Furthermore, in 2021 and 2022, we have incurred significant freight charges due in part to the COVID-19 pandemic and challenging logistics that created delays and higher pricing on standard freight as well as to incur substantially higher expedited freight charges to mitigate delays. The Company expects continued supply chain constraints including the availability of and long lead times for components, as well as raw materials and other pricing pressures that are likely to negatively impact our cost structure and production timeline.

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

As further described in Note 7, on July 23, 2021, the Company entered into the Equity Purchase Agreement with YA II PN, LTD. (“YA”), pursuant to which YA has committed to purchase up to $400 million of its Class A common stock, at the Company’s direction from time to time, subject to the satisfaction of certain conditions (the “Equity Purchase Agreement”). During the year ended December 31, 2021, the Company’s issued 9.6 million shares to YA and received $49.4 million, net of equity issuance costs. The actual amount that the Company raises under this agreement will depend on market conditions and other financing alternatives that the Company is exploring, as well as limitations in the agreement. In particular, without stockholder approval, the amount of shares the Company can issue would be limited to up to 35.1 million shares (unless the average price of all shares sold is $7.48 or higher) (“the Exchange Cap”), less the 9.6 million shares already issued, and therefore this share limitation and the current market price that would be the basis for the price of the shares of Class A common stock to be sold limit the funds the Company is able to raise to significantly less than the original $400 million commitment under the Equity Purchase Agreement. As of March 31, 2022, the Company was in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was $350 million, however, the actual availability under the Equity Purchase Agreement is limited due to the conditions described above. No shares were sold to YA under the Equity Purchase Agreement during the quarter ended March 31, 2022.

On November 10, 2021, the Company entered into the APA, pursuant to which Foxconn will purchase the Lordstown facility for $230 million and a reimbursement payment for certain operating and expansion costs incurred by the Company from September 1, 2021 through the closing (see Note 1). The Company will continue to own the hub motor assembly line, as well as the battery module and pack line assets, certain intellectual property rights and other excluded assets. The APA is subject to several conditions and has not been consummated as of the date of the filing of this report. No assurance can be made that it will ultimately be consummated on the terms contemplated, by the Repayment Deadline or at all.

Foxconn has made down payments of the purchase price totaling $200 million through April 15, 2022. The balance of the purchase price, along with reimbursement of certain operating and expansion costs would be paid at closing. The Company is required to maintain minimum cash balances of $30 million through closing.

If the APA transactions do not close on or prior to the Repayment Deadline, and we are unable to secure an extension from Foxconn, we are obligated to repay the down payments to Foxconn on the Repayment Deadline, subject to any defenses and/or other claims that the Company may have. The Company has granted Foxconn a first priority security interest in substantially all of its assets to secure the repayment

4838-3851-2884.3

obligation. We are continuing to work with Foxconn to close the transactions prior to the Repayment Deadline, but there are no assurances that this will occur.

In addition to providing the Company near term funding, the Foxconn Transactions should provide the benefits of scaled manufacturing, more cost-effective access to certain raw materials, components and inputs, and reduced overhead costs associated with the Lordstown facility borne by the Company. The Company is also exploring other potential agreements with Foxconn that would establish a joint product development program for future MIH-based vehicles and an appropriate funding structure. No assurance can be made that the joint product development agreement, an appropriate funding structure or other potential agreements would ultimately be entered or consummated on the terms contemplated, or at all.

Even if the Foxconn Transactions are consummated in accordance with the current terms and on the anticipated timeline, we will need additional funding to execute our 2022 business plan and achieve scaled production of the Endurance, due to the capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in the hard tooling to lower our bill of materials cost and fund future engineering and corporate expenditures.

As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. The Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the significant amount of capital required, the fact that the Endurance bill of materials cost is currently, and expected to continue to be, substantially higher than the anticipated selling price of the Endurance, uncertainty surrounding regulatory approval and the performance of the vehicle, meaningful exposure to material expenses and losses related to ongoing litigation, our performance and investor sentiment with respect to the Company and our business and industry, as well as the Foxconn Transactions. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about the Company’s ability to continue as a going concern. If we are unable to raise substantial additional capital in the near term, our operations and production plans will be scaled back or curtailed. If the funds raised are insufficient to provide a bridge to full commercial production, our operations could be severely curtailed or cease entirely. The Company will be materially adversely affected if the Foxconn Transactions do not close, because the Company does not have sufficient available cash to repay Foxconn’s down payments. As a result, Foxconn may exercise its rights under the APA, including, but not limited to foreclosing on its liens on some or substantially all of the Company’s assets. Under such circumstances, the Company would not likely be able to continue as a going concern or realize any value from its assets.

NOTE 2 —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4838-3851-2884.3

The Company maintains its cash in bank deposit accounts which, at times, exceed federally insured limits. We have not experienced significant losses in such accounts and management believes it is not exposed to significant credit risk.

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

Research and development costs

The Company expenses research and development costs as they are incurred. Research and development costs consist primarily of personnel costs for engineering, testing and manufacturing costs, along with expenditures for prototype manufacturing, testing, validation, certification, contract and other professional services and costs associated with operating the Lordstown facility.

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

4838-3851-2884.3

Warrants to fair value at each reporting period or at the time of settlement. Any change in fair value is recognized in the statement of operations.  The Company accounts for BGL Warrants as equity as these warrants qualify as share-based compensation under ASC Topic 718.

Income taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (“ASC Topic 740”). Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets.

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

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASUs (collectively, “ASC 842”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASC 842 effective January 1, 2021, but there was no material impact on the condensed consolidated financial statements.

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

4838-3851-2884.3

“Warrant Agreements”).  The BGL Warrants are classified as equity as they qualify as share-based compensation under ASC Topic 718.

The Public and Private Warrants were recorded in the Company’s consolidated financial statements as a result of the Business Combination between DiamondPeak and Lordstown EV Corporation (formerly known as Lordstown Motors Corp.) and the reverse recapitalization that occurred on October 23, 2020 and did not impact any reporting periods prior to the Business Combination. The Company determined that the fair value of the Public and Private Warrants was $100.9 million as of the date of the Business Combination. The Public and Private Warrants are classified as a liability with any changes in the fair value recognized immediately in our consolidated statements of operations. During the quarter ended March 31, 2021, we received cash proceeds of approximately $82.0 million for the redemption of the remaining Public Warrants.  As of March 31, 2021, December 31, 2021 and March 31, 2022, the Company had 3.9 million Warrants outstanding which included 1.6 million BGL Warrants and 2.3 million Private Warrants.

The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the Public and Private Warrants:

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Public Warrants	$—	$(27,180)
Private Warrants	(1,520)	8,042
Net loss on changes in fair value	$(1,520)	$(19,138)

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

The stock price volatility rates utilized were 80% and 50% for the valuations as of March 31, 2022 and December 31, 2021, respectively. This assumption considers observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants, as well as the volatility implied by the traded options of the Company. The risk-free rates utilized were 2.454% and 1.123% for the valuations as of March 31, 2022 and December 31, 2021, respectively.

4838-3851-2884.3

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
March 31, 2022
Cash and cash equivalents	$203,564	$203,564	$—	$—
Private Warrants	2,005	—	—	2,005

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2021
Cash and cash equivalents	$244,016	$244,016	$—	$—
Private Warrants	485	—	—	485

The following table summarizes the changes in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2021	Additions	Settlements	Loss / (Gain) on fair value adjustments included in earnings	Balance at March 31, 2022
Private Warrants	$485	—	—	1,520	$2,005

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

(in thousands)

	March 31, 2022	December 31, 2021
Property, Plant & Equipment
Land	$326	$326
Buildings	6,223	6,223
Machinery and equipment	38,608	38,608
Vehicles	522	465
Construction in progress	362,138	337,124
	$407,817	$382,746
Less: Accumulated depreciation	—	—
Total	$407,817	$382,746

Construction in progress includes manufacturing equipment, operating equipment and other general assets, retooling and construction at the Company's facilities in Lordstown, Ohio, Farmington Hills, Michigan, and Irvine, California, along with tooling held at various supplier locations. The Company is currently finalizing its production process, bringing acquired assets up to the level needed for commercial production and evaluating

4838-3851-2884.3

assets that will be necessary in the commercial production of the Endurance pickup truck. Completed assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use. A material portion of the Company’s manufacturing assets would be sold as part of the APA if the Foxconn Transactions are completed, as described in Note 1, at a value in excess of current carrying value. As of March 31, 2022, commercial manufacturing has not begun and thus no depreciation was recognized in 2022 or 2021.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered into a supply agreement with Samsung to purchase lithium-ion cylindrical battery cells. The agreement provides for certain pricing and minimum quantity parameters, including our obligation to purchase such minimum amounts which total approximately $16.3 million in 2022, subject to change for increases in raw material pricing.

The Company is subject to various pending and threatened legal proceedings arising in the ordinary course of business. The Company records a liability for loss contingencies in the condensed consolidated interim financial statements when a loss is known or considered probable and the amount can be reasonably estimated. The Company may also enter into discussions regarding settlement of these matters, and may enter into settlement agreements if it believes it is in the best interest of the Company. Settlement by the Company or adverse decisions with respect to the matters disclosed, individually or in the aggregate, may result in liability material to the Company’s condensed consolidated results of operations, financial condition or cash flows. As of March 31, 2022, we have not established accruals or reserves as to most of our proceedings. Our provisions are based on historical experience, current information and legal advice, and they may be adjusted in the future based on new developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

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

4838-3851-2884.3

On January 14, 2022, Karma filed a motion for terminating sanctions (i.e., judgment in its favor on all claims) against the Company and defendant, Darren Post, as a result of Mr. Post’s handling of documents subject to discovery requests. The Company and Mr. Post opposed the request for sanctions. On February 18, 2022, the Court granted in part Karma’s motion for sanctions against Mr. Post and the Company, finding that Karma was entitled to reasonable attorneys’ fees and costs incurred as a result of Mr. Post’s and the Company’s failure to comply with the Court’s discovery orders. Karma’s request for terminating sanctions was denied. As a result of the Court’s order, on March 4, 2022, Karma submitted its application for attorneys’ fees and costs in the amount of $0.1 million. The Company did not oppose Karma’s application, and on March 21, 2022 the Court ordered an award of Karma’s costs and attorneys’ fees against the Company and Mr. Post in the amount of $0.1 million, which has been paid by the Company.

On January 27, 2022, the District Court granted the parties’ request to vacate the scheduled case deadlines and August 2022 trial date. Fact discovery is now scheduled to close on July 5, 2022, and a jury trial date has been set for December 5, 2022.

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

Six related putative securities class action lawsuits were filed against the Company and certain of its current and former officers and directors and former DiamondPeak directors between March 18, 2021 and May 14, 2021 in the U.S. District Court for the Northern District of Ohio (Rico v. Lordstown Motors Corp., et al. (Case No. 21-cv-616); Palumbo v. Lordstown Motors Corp., et al. (Case No. 21-cv-633); Zuod v. Lordstown Motors Corp., et al. (Case No. 21-cv-720); Brury, et al. v. Lordstown Motors Corp., et al. (Case No. 21-cv-760); Romano et al. v. Lordstown Motors Corp., et al., (Case No. 21-cv-994); and FNY Managed Accounts LLC, et al. v. Lordstown Motors Corp. et al., (Case No. 21-cv-1021)). The matters have been consolidated and the Court appointed George Troicky as lead plaintiff and Labaton Sucharow LLP as lead plaintiff’s counsel. On September 10, 2021, lead plaintiff and several additional named plaintiffs filed their consolidated amended complaint, asserting violations of federal securities laws under Section 10(b), Section 14(a), Section 20(a), and Section 20A of the Exchange Act and Rule 10b-5 thereunder against the Company and certain of its current and former officers and directors. The complaint generally alleges that the Company and individual defendants made materially false and misleading statements relating to vehicle pre-orders and production timeline. Defendants filed a motion to dismiss, which is fully briefed as of March 3, 2022. A hearing on the motion to dismiss has not been scheduled and a decision has not yet been rendered. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al. (Case No. 21-cv-604); Kelley, et al. v. Burns, et al. (Case No. 12-cv-724); Patterson, et al. v. Burns, et al. (Case No. 21-cv-910); Sarabia v. Burns, et al. (Case No. 21-cv-1010)). The derivative actions in the District Court of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution of the motion to dismiss in the consolidated securities class action. On March 7, 2022, the court granted in part defendants' motion to stay, staying the action until the resolution of the motion to dismiss in the consolidated securities class action, but requiring the parties to submit a status report if the motion to dismiss is not resolved by September 3, 2022.

4838-3851-2884.3

The court further determined to dismiss without a motion on the grounds that the claim was premature plaintiffs' claim for contribution for violations of Sections 10(b) and 21D of the Exchange Act without prejudice. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Another related stockholder derivative lawsuit was filed in U.S. District Court for the Northern District of Ohio on June 30, 2021 (Thai et al. v. Burns, et al. (Case No. 21-cv-1267)), asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, based on similar facts as the consolidated derivative action in the District Court of Delaware. On October 21, 2021, the court in the Northern District of Ohio derivative action entered a stipulated stay of the action and scheduling order relating to defendants’ anticipated motion to dismiss and/or subsequent motion to stay that is similarly conditioned on the resolution of the motion to dismiss in the consolidated securities class action. Another related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on December 2, 2021 (Cormier v. Burns, et al. (C.A. No. 2021-1049)), asserting breach of fiduciary duties, insider selling, and unjust enrichment, based on similar facts as the federal derivative actions. The parties do not yet have a schedule for responding to the complaint. On April 19, 2022, the parties in Cormier and Jackson filed a stipulation and proposed order consolidating the two actions, staying the litigation until the resolution of the motion to dismiss in the consolidated securities class action and appointing Schubert Jonckheer & Kolbe LLP and Lifshitz Law PLLC as Co-Lead Counsel. An additional related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on February 18, 2022 (Jackson v. Burns, et al. (C.A. No. 2022-0164)), also asserting breach of fiduciary duties, unjust enrichment, and insider selling, based on similar facts as the federal derivative actions. The parties do not yet have a schedule for responding to the complaint. We intend to vigorously defend against these actions. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Two putative class action lawsuits were filed against former DiamondPeak directors and DiamondPeak Sponsor LLC on December 8 and 13, 2021 in the Delaware Court of Chancery (Hebert v. Hamamoto, et al. (C.A. No. 2021-1066); Amin v Hamamoto, et al. (C.A. No. 2021-1085)). The plaintiffs purport to represent a class of investors in DiamondPeak and assert breach of fiduciary duty claims based on allegations that the defendants made or failed to prevent alleged misrepresentations regarding vehicle pre-orders and production timeline, and that but for those allegedly false and misleading disclosures, the plaintiffs would have exercised a right to redeem their shares prior to the de-SPAC transaction. On February 9, 2022, the parties filed a stipulation and proposed order consolidating the two putative class action lawsuits, appointing Hebert and Amin as co-lead plaintiffs, appointing Bernstein Litowitz Berger & Grossmann LLP and Pomerantz LLP as co-lead counsel and setting a briefing schedule for the motions to dismiss and motions to stay. The motions to stay were fully briefed as of February 23, 2022 and the court held oral argument on February 28, 2022. On March 7, 2022, the court denied the motion to stay. On March 10, 2022, defendants filed their brief in support of their motion to dismiss. The motion to dismiss was fully briefed on April 27, 2022, and is scheduled for oral argument on May 10, 2022. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

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

4838-3851-2884.3

Lordstown was notified by its primary insurer under our post-merger directors and officers insurance policy that that insurer is taking the position that no coverage is available for the consolidated securities class action, various shareholder derivative actions, the consolidated stockholder class action, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York described above, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.”  The insurer has identified other potential coverage issues as well.  Lordstown is analyzing the insurer’s position, and intends to pursue any available coverage under this policy and other insurance.  As a result the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which could be significant.

On December 2, 2020, Detroit Utilities (“DTEL”) filed a complaint with the Trumbull County Common Pleas Court in Warren, Ohio alleging we breached a Utilities Services Agreement due to non-payment for services which totaled approximately $0.2 million allegedly performed by Plaintiff between February 2020 and June 2020. DTEL also claims the breach included a violation of the negotiated termination clause in the Agreement and thus claims a $2.3 million termination penalty was invoked.  The parties’ attempt at mediation in August 2021 was unsuccessful. On September 3, 2021, DTEL filed a Motion for Summary Judgement seeking a judgement in the amount of $2.5 million plus interest, for what it claims are unpaid invoices and penalties.  On October 1, 2021, Lordstown filed its Opposition to the Motion for Summary Judgement and on October 15, 2021, DTEL filed its Reply in support of its Motion for Summary Judgement. On January 12, 2022, the court granted DTEL’s Motion for Summary Judgement, awarding $2.5 million, plus interest. During the quarter ended March 31, 2022, the Company settled and funded this matter for approximately $1.9 million.

On March 24, 2022, the Company received a letter addressed to its Board from the law firm of Purcell & Lefkowitz LLP on behalf of three purported stockholders.

The stockholder letter alleged that we would be required by Rules 14a-4(a)(3) and (b)(1) of the Exchange Act to present two separate proposals at the annual meeting of stockholders to be held on May 19, 2022 relating to the proposed amendment of our Charter to increase the number of authorized shares, such that separate votes could be cast on a proposed increase in the number of shares of Class A common stock and a proposed increase in the number of shares of preferred stock. The Company does not believe that separate proposals would be required by the Exchange Act. Irrespective of the position asserted in the stockholder letter, the Company no longer believes an increase in the shares of preferred stock is needed and did not include this aspect of the proposal in the proxy statement for the annual meeting.

The stockholder letter also addressed the approval of the Charter at the special meeting of stockholders held on October 22, 2020 (the “Special Meeting”), which included a 200 million share increase in the number of authorized shares of Class A common stock and was approved by majority of the then-outstanding shares of both series of the Company’s common stock, voting as a single class. The stockholder letter alleged that the Charter approval required a separate vote in favor by at least a majority of the outstanding shares of Class A common stock under Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”), and that the 200 million shares in question are thus unauthorized. The stockholder letter requested that the Company present a proposal at the 2022 Annual Meeting seeking ratification of the number of shares of Class A common stock authorized under the Company’s current Charter.

The Board has undertaken a review of the matters raised by the stockholder letter with the assistance of outside counsel not involved in the underlying transactions at issue and has determined, (a) in reliance upon, among other things, advice of several law firms including a legal opinion of Delaware counsel, that the assertions regarding DGCL Section 242(b)(2) are wrong and that a separate class vote of the Class A common stock was not required to approve the amendment of the Charter at the Special Meeting to increase the shares of Class A common stock, and (b) that the remaining allegations therein are without merit. The Board is considering what further steps, if any, it may deem appropriate in connection with these matters, and

4838-3851-2884.3

is not presenting a proposal seeking ratification at this time. However, no assurances can be made regarding the outcome of any claims, proceedings or litigation regarding the authorization of our Class A common stock, including the claims raised by the stockholder letter. Any proceedings on these matters would be subject to uncertainties inherent in the litigation process. Claims alleging that a portion of our Class A common stock was not authorized could lead to shares of our Class A common stock being voidable and have a material adverse effect on the Company and its prospects.

Except as described above, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

NOTE 6 — RELATED PARTY TRANSACTIONS

On November 7, 2019, the Company entered into a transaction with Workhorse Group Inc., for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales. In November 2020, we pre-paid a royalty payment to Workhorse Group in the amount of $4.75 million. The upfront royalty payment represented an advance on the royalties discussed above but only to the extent that the aggregate amount of such royalty fees exceeded the amount paid upfront. The upfront royalty payment was recorded as other non-current assets as of March 31, 2022 and December 31, 2021.

During the year ended December 31, 2021, we continued to refine the design of the Endurance and considered technologies we would use in future vehicles. Given the lack of Workhorse technology used in the Endurance and new management’s strategic direction of the Company, inclusive of the transactions contemplated with Foxconn as detailed in Note 1, we deemed it appropriate to change the useful life of the technology we acquired from Workhorse to zero months. As such, we recorded accelerated amortization of $11.1 million during the third quarter of 2021.

As of September 30, 2021, Workhorse Group was no longer determined to be a related party.

NOTE 7 — CAPITAL STOCK AND LOSS PER SHARE

Our second amended and restated certificate of incorporation (the “Charter”) provides for 312 million authorized shares of capital stock, consisting of (i) 300 million shares of Class A common stock and (ii) 12 million shares of preferred stock each with a par value of $0.0001. We had 197.0 million and 196.4 million shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents. For the three months ended March 31, 2022, our share equivalent included 0.6 million options,1.6 million BGL Warrants, and 2.3 million Private Warrants outstanding. For the three months ended March 31, 2021, our share equivalent included 4.5 million options,1.6 million BGL Warrants, and 2.3 million Private Warrants outstanding. None of the stock options or warrants were included in the calculation of diluted EPS because we recorded a net loss for the three months ended March 31, 2022 and March 31, 2021 as including these instruments would be anti-dilutive.

4838-3851-2884.3

The weighted-average number of shares outstanding for basic and diluted loss per share is as follows:

(in thousands)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Basic and diluted weighted average shares outstanding	196,503	174,325

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

Under applicable Nasdaq rules and the Equity Purchase Agreement, we will not sell to YA shares of our Class A common stock in excess of 35.1 million shares, or the Exchange Cap, which is 19.9% of the shares of Class A common stock outstanding immediately prior to the execution of the Equity Purchase Agreement, unless (i) we obtain stockholder approval to issue shares of Class A common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of shares of Class A common stock under the Equity Purchase Agreement (including the Commitment Shares described below in the number of shares sold for these purposes) equals or exceeds $7.48 per share (which represents the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) immediately preceding the signing of the Equity Purchase Agreement; or (ii) the average Nasdaq Official Closing Price of the Class A common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Equity Purchase Agreement). At current market prices of our shares of Class A common stock, without stockholder approval, the Exchange Cap would limit the amount of funds we are able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement.

We may direct YA to purchase amounts of our Class A common stock under the Equity Purchase Agreement that we specify from time to time in a written notice (an “Advance Notice”) delivered to YA on any trading day. The maximum amount that we may specify in an Advance Notice is equal to the lesser of: (i) an amount equal to thirty percent (30%) of the Daily Value Traded of the Class A common stock on the trading day immediately preceding an Advance Notice, or (ii) $30.0 million. For these purposes, “Daily Value Traded” is the product obtained by multiplying the daily trading volume of our Class A common stock by the volume weighted average price for that trading day. Subject to the satisfaction of the conditions under the Equity Purchase Agreement, we may deliver Advance Notices from time to time, provided that we have delivered all shares relating to all prior Advance Notices. The purchase price of the shares of Class A common stock will be equal to 97% of the simple average of the daily volume weighted average prices for the three trading days following the Advance Notice as set forth in the Equity Purchase Agreement.

As consideration for YA’s irrevocable commitment to purchase shares of the Company’s Class A common stock upon the terms of and subject to satisfaction of the conditions set forth in the Equity Purchase Agreement, upon execution of the Equity Purchase Agreement, the Company issued 0.4 million shares of its Class A common stock to YA (the “Commitment Shares”).

4838-3851-2884.3

During the year ended December 31, 2021, inclusive of the 0.4 million Commitment Shares, we issued 9.6 million shares to YA and received $49.4 million cash, net of equity issuance costs. No shares were sold to YA under the Equity Purchase Agreement during the quarter ended March 31, 2022.

As of March 31, 2022, we were in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was $350 million which is subject to certain limitations as described above. At the current market price of the Class A common stock, the actual availability under the Equity Purchase Agreement is limited.

NOTE 8 — SUBSEQUENT EVENT

On April 15, 2022, the Company received a $50 million down payment, which represented the third, and final, purchase price down payment from Foxconn pursuant to the APA. The remaining amounts due at closing are (i) the $30 million balance of the $230 million purchase price and (ii) a reimbursement payment for certain operating and expansion costs incurred by us from September 1, 2021 through the closing, estimated to be in excess of $27.0 million. Under the terms of the APA, the reimbursement costs will be an estimate as of closing and will be finalized over a review period after closing.

4838-3851-2884.3

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Cautionary Note Regarding Forward-Looking Statements" above and Item 1A. Risk Factors in our Form 10-K and this Quarterly Report on Form 10-Q for a discussion of these risks and uncertainties, including without limitation, with respect to our estimated production timeline, need for additional financing and the risks related to our planned transactions with Foxconn.

Our mission is to accelerate electric vehicle adoption and to be a catalyst in the transition of commercial fleets to all-electric vehicles for a more sustainable future. We are an EV innovator focused on developing high-quality light-duty work vehicles.

Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. During the first half of 2022, we are building PPVs for testing, validation, certification, regulatory approvals and to demonstrate the capabilities of the Endurance to potential customers. Subject to raising sufficient capital, completion of the transactions under the Asset Purchase Agreement with Foxconn, satisfactory completion of testing and receipt of regulatory approvals, we expect commercial production and sales of the Endurance to begin in 2022.

Our current bill of materials cost for the Endurance is well above our anticipated selling price. While we expect to achieve cost improvements over time, we do not anticipate reaching a positive gross margin for the foreseeable future. As a result, we will incur significant losses with each vehicle we sell. The primary factor driving the high material costs is our use of components produced from soft tools that are intended for very low volumes. If we raise sufficient capital, we would have the opportunity to allocate funds to investments in hard tools that are designed for long term use and higher production volumes. We have identified significant piece price savings from these investments that we will seek to realize over time. Such hard tool investments and piece price reductions may not be sufficient to achieve profitability, and we expect to continue to evaluate the need and opportunity for design enhancements that may result in further reductions in the bill of materials cost. However, no assurances can be made that we will have sufficient capital to make these investments, or our suppliers will be willing or able to manufacture the tools, or we will be able to achieve the lower piece prices. Until such time as we are able to lower the bill of materials cost, we expect to limit our production of the Endurance in order to minimize our losses, which we anticipate to be through 2023 or potentially longer.

We plan to focus our sales and marketing efforts on direct sales through our subsidiary, Lordstown EV Sales, LLC, to commercial fleet operators and fleet management companies rather than through third-party dealerships. However, we intend to explore other distribution strategies as our business grows. An important aspect of our sales and marketing strategy involves pursuing relationships with specialty upfitting and fleet management companies to incorporate the Endurance into their fleets or sales programs. As their main area of business, fleet management companies act as an intermediary facilitating the acquisition of new vehicles for the ultimate end user fleets. They provide a valuable distribution channel for us because of their extensive end user relationships and ability to offer attractive financing rates. As a result of this strategy, we expect that we will not be required to make significant investments in a large direct sales force or third-party dealership network, thereby avoiding substantial fixed costs.

We intend to leverage our advanced technologies and highly talented team to develop additional all-electric vehicles targeted for the commercial market.

4838-3851-2884.3

See Liquidity and Capital Resources and Risk Factors under Part I - Item 1A. of our Form 10-K and below for further discussion of the risks associated with the capital required to execute our business plan, the Foxconn Transactions and our production timeline.

In the fourth quarter of 2021, we entered into agreements with Foxconn described in Note 1, that would result in more than $280 million in funding for the Company, if consummated. We have already received $250 million from Foxconn as of April 15, 2022 in the form of down payments on the Asset Purchase Agreement and for the purchase of our Class A common stock. The Foxconn Transactions would represent a shift in our business strategy from a fully vertically integrated designer, developer and manufacturer of EVs into a less capital-intensive business focused on developing, engineering, testing and industrializing vehicles in partnership with Foxconn. See Note 1 for additional detail.

The sale of the Lordstown facility would allow us to meaningfully reduce our operating complexity and fixed cost structure by transferring to Foxconn the current and future manufacturing employees along with fixed overhead costs, such as maintenance, utilities, insurance and more. The Foxconn Transactions should also provide more cost-effective access to certain raw materials, components and other inputs. In addition, we believe we would realize the benefits of scaled manufacturing sooner, as Foxconn contracts with other OEMs to produce their vehicles in the Lordstown facility.

We believe that outsourcing our manufacturing to a highly qualified partner would enable us to leverage Foxconn’s technology, supply chain network and expertise to accelerate the launch of current and future vehicle programs. A potential joint product development or similar agreement with Foxconn would allow us to leverage our EV product development and engineering capabilities across a broader platform.

No assurance can be made that the Foxconn Transactions, or a joint product development agreement, any additional funding arrangements or other agreements will ultimately be consummated on the terms contemplated, prior to the Repayment Deadline or at all, or that they will provide the anticipated benefits. The Company will be materially adversely affected if the Foxconn Transactions do not close. See Liquidity and Capital Resources and Risk Factors under Part I - Item 1A. of our Form 10-K and below for further discussion of the risks associated with the Foxconn Transactions and our capital needs, among other risks.

Results of Operations for the three months ended March 31, 2022 and 2021

(in thousands)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Net sales	$—	$—
Operating expenses
Selling, general and administrative expenses	26,019	14,394
Research and development expenses	61,864	91,812
Total operating expenses	87,883	106,206
Loss from operations	(87,883)	(106,206)
Other (expense) income
Other expense	(1,492)	(19,132)
Interest (expense) income	(258)	127
Loss before income taxes	(89,633)	(125,211)
Income tax expense	—	—
Net loss	$(89,633)	$(125,211)

4838-3851-2884.3

Selling, General and Administrative Expense

Selling, general and administration expenses of $26.0 million during the three months ended March 31, 2022 consisted primarily of personnel and legal and insurance costs totaling approximately $12.4 million and $9.4 million, respectively. Total selling, general and administrative expenses increased $11.6 million during the three months ended March 31, 2022 compared to the first quarter of 2021 primarily due to a $6.6 million increase in personnel costs and a $2.3 million increase in legal and insurance costs. Legal costs are anticipated to remain elevated in light of our ongoing litigation and SEC investigation.

Research and Development Expense

Research and development expenses were $61.9 million during the three months ended March 31, 2022, compared to $91.8 million in the same period in 2021. Until we initiate commercial production, the costs associated with operating the Lordstown facility are included in Research and Development as they relate to the design and construction of beta and pre-production vehicles, along with manufacturing readiness. During the first quarter of 2022, we incurred $21.9 million in costs associated with the Lordstown facility, including $9.9 million in personnel costs and $12.5 million of other facility and manufacturing costs. During the first quarter of 2021, we incurred $8.2 million in costs associated with operating the Lordstown facility, including $4.4 million in personnel costs and $3.8 million in other facility operating costs.

Also included in Research and Development costs are the prototype components used for part, module or system design testing and validation, as well as full production of beta and pre-production vehicles. In the first quarter of 2022, our prototype component costs totaled $19.7 million, a $30.9 million decrease from 2021. The substantial majority of the 2022 costs represented parts used in the production of PPVs. We expect prototype component costs to continue to decrease in subsequent quarters as we prepare for the commercial launch of the Endurance. All other research and development expenses of $20.3 million decreased $12.7 million during the three months ended March 31, 2022 compared to 2021 primarily due to a $15.1 million decrease in outside engineering services as Endurance development costs decline as we approach commercial production. Costs for engineering personnel totaled $7.2 million in the current period, an increase of $1.6 million, primarily due to non-cash stock compensation, compared to 2021. As we approach commercial production, the costs associated with engineering, testing, certification and validation are expected to increase compared to the expenses incurred in the first quarter of 2022, and decline thereafter. We also anticipate a significant decrease in costs associated with the Lordstown facility, including personnel and general operating and overhead costs if the Foxconn Transactions are completed as described in Note 1.

Liquidity and Capital Resources

In the first quarter of 2022, we continued to build and test PPVs. Our business plan contemplates that we will build a limited number of PPVs in the first half of 2022 for testing, validation, certification, regulatory approvals, and to demonstrate the capabilities of the Endurance to potential customers. Upon commencing commercial production and sales beginning in 2022, and for the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. We also have meaningful exposure to material losses and costs related to ongoing litigation for which insurance is unlikely to be available. See Note 5 – Commitments and Contingencies for additional information.

We had cash and cash equivalents of approximately $203.6 million and an accumulated deficit of $634.4 million at March 31, 2022 and a net loss of $89.6 million for the three months ended March 31, 2022.

Absent any material delays, we expect to have sufficient funds to close the Foxconn Transactions, and if the closing occurs, we will receive the remaining proceeds contemplated by the Asset Purchase Agreement. Even if the Foxconn Transactions are consummated in accordance with the current terms, we will need

4838-3851-2884.3

additional funding to execute our 2022 business plan and achieve scaled production of the Endurance, due to the capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in the hard tooling to lower our bill of materials cost and fund future engineering and corporate expenditures. In addition, the closing of the APA remains subject to certain conditions. If the transaction does not close by May 14, 2022, and we are unable to secure an extension from Foxconn, we will be required to repay the down payments made by Foxconn, subject to any defenses and/or other claims that we may have, and we do not have sufficient available cash to do so. As a result, Foxconn may exercise its rights under the APA, including, but not limited to foreclosing on its liens on some or substantially all of the Company’s assets, subject to any defenses and/or other claims that we may have. Under such circumstances, we would not likely be able to continue as a going concern or realize any value from our assets.

If we are unable to raise substantial additional capital in the near term, our ability to invest in hard tooling to lower the bill of material cost of the Endurance will be significantly scaled back or curtailed. If the funds raised are insufficient to provide a bridge to full scale commercial production, our operations could be severely curtailed or cease entirely. Until such time as we have sufficient funds to invest in the necessary actions to reduce our bill of material costs, we are likely to limit production in order to minimize our losses.

In an effort to alleviate these conditions, management continues to seek and evaluate opportunities to raise additional funds through the issuance of equity or debt securities, asset sales, arrangements with strategic partners or obtaining financing from government or financial institutions. We have engaged a financial advisor to advise the Company on additional financing alternatives.

As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the significant amount of capital required, the fact that our bill of materials cost is currently, and expected to continue to be, substantially higher than our anticipated selling price, uncertainty surrounding regulatory approval and the performance of the vehicle, meaningful exposure to material losses and costs related to ongoing litigation and the SEC investigation, our performance and investor sentiment with respect to us and our business and industry, as well as our pending transaction with Foxconn. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about our ability to continue as a going concern.

The Company’s research and development expenses and capital expenditures are significant due to spending needed for prototype components, vehicle validation tests, securing necessary parts/equipment, and utilizing in-house and third-party engineering services. During 2021, the Company experienced stress that the COVID-19 pandemic put on the global automotive supply chain including with regard to the availability, pricing and lead times for components and raw materials. Furthermore, in 2021 and 2022, we have incurred significant freight charges due in part to the COVID-19 pandemic and challenging logistics that created delays and higher pricing on standard freight as well as to incur substantially higher expedited freight charges to mitigate delays. The Company expects continued supply chain constraints as well as raw material and other pricing pressures that are likely to negatively impact our cost structure and production timeline. See Part I - Item 1A. Risk Factors in our Form 10-K and below for further discussion of the risks associated with disruptions to the supply chain.

In addition, in order to secure adequate supply of battery cells, we have an agreement with a certain supplier that obligates us to purchase a minimum volume estimated to be $16.3 million in 2022, subject to change for fluctuations in raw material pricing.

Pursuant to the requirements of the FASB’s ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events,

4838-3851-2884.3

considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements included in this report are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

See Risk Factors under Part I - Item 1A. of our Form 10-K and below for further discussion of the risks associated with our need for additional financing.

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

The actual amount that we raise under the Equity Purchase Agreement will depend on market conditions and other financing alternatives that we are exploring, as well as limitations in the agreement. In particular, without stockholder approval, the Exchange Cap provision would limit the amount of shares we can issue to 35.1 million shares (unless the average price of all shares sold is $7.48 or higher), including the 9.6 million shares previously issued, and therefore this share limitation and the current market price that would be the basis for the price of the shares of Class A common stock to be sold limit funds we are able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement. As of March 31, 2022, we were in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was $350 million which is subject to certain limitations as described above and in Note 7 of the condensed consolidated financial statements. No shares were sold to YA under the Equity Purchase Agreement during the quarter ended March 31, 2022.

See Risk Factors under Part I - Item 1A. of our Form 10-K and below for further discussion of the risks associated with the Foxconn Transactions and other agreements being contemplated, including a joint product development agreement, and our capital needs and loss exposures, among other risks.

Summary of Cash Flows

The following table provides a summary of Lordstown’s cash flow data for the period indicated:

(in thousands)

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Net Cash used by operating activities	$(69,033)	$(71,520)
Net Cash used by investing activities	$(21,896)	$(54,264)
Net Cash provided by financing activities	$50,477	$83,066

4838-3851-2884.3

Net Cash Used by Operating Activities

For the three months ended March 31, 2022 compared to 2021, net cash used by operating activities decreased by $2.5 million. This decrease was primarily due to a $35.6 million decrease of net operating loss offset by changes in working capital.

Net Cash Used by Investing Activities

For the three months ended March 31, 2022 compared to 2021, cash used by investing activities decreased $32.4 million primarily due to lower capital spending in 2022. The capital spending in 2021 represented the early investments to retool the Lordstown Facility and acquire testing equipment and related capabilities.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2022 compared to 2021, cash flows from financing activities decreased $32.6 million. Financing cash flows in 2022 was primarily related to the $50 million down payment received from Foxconn. Financing cash flows in 2021 was primarily due to $82.0 million of cash proceeds from the exercise of warrants in 2021.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On March 31, 2022, we had cash and cash equivalents of approximately $203.6 million. We believe that a 10 basis point change in interest rates is likely in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

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

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness described below and discussed in our Form 10-K for the year ended December 31, 2021.

In the course of preparing the Company’s financial statements for the Form 10-K, our management identified the following material weakness in internal control over financial reporting:

●The Company did not have a sufficient number of trained resources with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as our remediation efforts are ongoing.

Management’s Remediation Plan

Our management has prepared a remediation plan to be instituted in 2022 under the oversight of the Audit Committee. The management team has also engaged third-party consultants to assist in the implementation of our remediation plan. The plan involves hiring and training additional qualified personnel and holding personnel accountable to their responsibilities for the operating effectiveness of internal controls over financial reporting. During the quarter ended March 31, 2022, the Company hired key professionals to support financial reporting and trained additional qualified personnel. The Company will seek to hire additional qualified personnel during the balance of 2022.

4838-3851-2884.3

We have made progress with our remediation plan and our goal is to remediate our material weakness during fiscal year 2022. However, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures, however, there can be no assurance that this will occur within 2022.

Notwithstanding the identified material weakness, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our condensed consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation efforts with regard to the material weakness described above.

4838-3851-2884.3

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 5 - Commitments and Contingencies of the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Form 10-K, except as set forth below. In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K, which could materially affect our business, financial condition or future operating results.

Our insurance strategy is not adequate to protect us from all business risks and we will continue to incur significant legal costs and may be subject to significant uninsured losses in connection with ongoing and future litigation, claims and proceedings.

We are currently and may in the future be subject to, or become a party to, litigation, claims, regulatory actions, and government investigations and inquiries. In addition, in the ordinary course of business, we may be subject to losses resulting from products liability, accidents, acts of God and other claims against us. These proceedings and incidents include claims for which we have no or limited insurance coverage. See Part II – Item 1 and updates provided under the heading “Legal Proceedings” and otherwise in our subsequent filings with the SEC for additional information.

While we currently carry commercial general liability, commercial automobile liability, excess liability, workers’ compensation, cyber security and directors’ and officers’ insurance policies, coverage amounts are limited and we may not maintain as much insurance coverage as other OEMs do. In some cases, we may not maintain any insurance coverage at all.

Additionally, the policies that we do have may include significant deductibles and exclusions, and we cannot be certain that our insurance coverage will be applicable to or sufficient to cover all current and future claims against us. Our insurers have asserted a denial of coverage under the main tower of our director and officer insurance program with respect to numerous ongoing matters and our insurers may in the future raise defenses as to coverage of all or some of any additional claims and, in any event, available insurance coverage may not be sufficient. While we may continue to pursue coverage notwithstanding the denial, we may not be entitled to reimbursement of fees and expenses already incurred respect to the denied matters and will continue to incur significant legal fees. Further, a loss that is uninsured or exceeds available coverage could require us to pay substantial amounts, which could adversely affect our financial condition, liquidity, operating results and prospects.

The ongoing conflict between Russia and Ukraine has impacted our supply chain and could create or exacerbate certain risks we face to our business, financial condition and results of operations.

Russia’s invasion of Ukraine and the global response, including the imposition of financial and economic sanctions by the United States and other countries, has created supply constraints and driven inflation that has impacted, and may continue to impact, our operations and could create or exacerbate risks facing our business.

4838-3851-2884.3

We have faced and expect to continue to face disruptions to the supply chain, affecting our access to critical raw materials and components, and may be unable to adequately control the costs or maintain adequate supply of components and raw materials to facilitate completion of our development plans and commercial production timeline. Furthermore, inflation has significantly impacted the prices of key raw materials that will be included in the Endurance and its components, such as steel, aluminum, copper, neodymium, nickel and cobalt. Inflation has also impacted our labor costs and certain indirect costs, such as utilities. In addition, currency fluctuations, labor shortages, tariffs or shortages in petroleum, steel and aluminum or other raw materials and other economic or political conditions have impacted the transportation industry and resulted and may continue to result in significant increases in freight charges, delays in obtaining critical materials or changes in the specifications for those materials.

A prolonged or intensified conflict could result in further or prolonged shortages of materials and price inflation on transportation costs, materials, and energy which in turn may further adversely impact our supply chain, development plans and commercial production timeline. An escalation of geopolitical tensions due to the ongoing conflict, including increased sanctions or restrictions on global trade, could also result in further supply chain disruptions, price inflation, reduced customer demand, state-sponsored cyberattacks, increased volatility in the financial markets and exacerbation of other risks affecting our business as discussed in our Form 10-K and subsequent filings with the SEC, all of which could have an adverse impact on our business and operations.

Changes in laws or regulations, or a failure to comply with any laws and regulations, or any litigation that we may be subject to or involved in may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the Nasdaq Global Select Market on which our securities are listed. In particular, we are required to comply with certain SEC, Nasdaq, Delaware and other legal and regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time-consuming and costly.

Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. For example, it is difficult to predict what impact, if any, changes in federal laws and policies, including those relating to tax, environmental, labor and employment, will have on our business and industry, the economy as a whole, consumer confidence and discretionary spending. Further, on March 24, 2022, we received a letter addressed to our board of directors on behalf of three purported stockholders alleging (a) that interpretations of Rules 14a-4(a)(3) and (b)(1) of the Exchange Act required a proposal we had contemplated presenting, but no longer intend to present, for a vote at our annual meeting of stockholders to be split into two separate proposals and (b) that Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) required a separate vote in favor by at least a majority of the outstanding shares of Class A common stock that was not obtained when our Charter was amended in October 2020 to properly authorize certain of our shares of Class A common stock. The Board has undertaken a review of the matters raised by the stockholder letter with the assistance of outside counsel not involved in the underlying transactions at issue and has determined, (a) in reliance upon, among other things, advice of several law firms including a legal opinion of Delaware counsel, that the assertions regarding DGCL Section 242(b)(2) are wrong and that a separate class vote of the Class A common stock was not required to approve the amendment of the Charter at the Special Meeting to increase the shares of Class A common stock, and (b) that the remaining allegations therein are without merit. A failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations. Claims alleging that a portion of our Class A common stock was not authorized could lead to shares of our Class A common stock being voidable and have a material adverse effect on the Company and its prospects.

4838-3851-2884.3

We are or may be subject to lawsuits, administrative proceedings and claims that arise in the regular course of business. These matters may involve claims by customers, suppliers, vendors, contractors, competitors, government agencies, stockholders or other parties regarding our products, development and advertising, as well as contract and corporate matter disputes and intellectual property infringement matters, among other matters. We are also subject to employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability or violation of wage and labor laws. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The ongoing expense of any resulting lawsuits, and any substantial settlement payment by us or damage award enforceable against us, could adversely affect our business and results of operations. We have already incurred significant legal fees to date and not all of the claims against us are covered by insurance. Furthermore, our insurers have raised and may in the future raise, defenses as to coverage of all or some of the claims and, in any event, available insurance coverage may not be sufficient. Significant legal fees and costs in litigation or an adverse judgment or settlement that is not insured or is in excess of insurance coverage could have a material adverse effect on our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended March 31, 2022 that were not registered under the Securities Act.

4838-3851-2884.3

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
10.1

Employment Agreement, dated January 1, 2022, between Lordstown Motors Corp. and Melissa Leonard (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 28, 2022)

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

*Filed herewith

4838-3851-2884.3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e
LORDSTOWN MOTORS CORP.

Date: May 6, 2022	/s/ Daniel Ninivaggi Daniel Ninivaggi Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2022	/s/ Adam Kroll Adam Kroll Chief Financial Officer (Principal Financial and Accounting Officer)

4838-3851-2884.3