Form 10-Q
period 2022-06-30
Lordstown Motors Corp.
filed 2022-08-04
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of August 1, 2022, 205,871,561 shares of the registrant’s Class A common stock were outstanding.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022 (the “Form 10-K”), and in subsequent reports that we file with the Securities and Exchange Commission (the “SEC”), including this Form 10-Q for the quarter ended June 30, 2022, as well as the following:

●	our ability to continue as a going concern, which requires us to manage costs, obtain significant additional funding to execute our business plan, and achieve our production targets for the Endurance in 2022 and beyond, and our ability to raise such funding on a reasonable timeline and with suitable terms;
●	our ability to raise sufficient capital in order to invest in the tooling that we expect will enable us to eventually lower the Endurance bill of materials cost, continue design enhancements of the Endurance and fund any future vehicles we may develop;
●	the cost and other impacts of contingent liabilities such as current and future litigation, claims, regulatory proceedings, investigations, complaints, product liability claims, stockholder demand letters, availability of insurance coverage and/or adverse publicity, which may have a material adverse effect, whether or not successful or valid, on our liquidity position, cash projections, business prospects and ability and timeframe to obtain financing (See Note 5 – Commitments and Contingencies);
●	our ability to realize the benefits from our recently completed transactions with Foxconn (as defined below) under the Asset Purchase Agreement (See Note 1 — Organization and Description of Business and Basis of Presentation), the Contract Manufacturing Agreement (as defined below) and the Foxconn Joint Venture Agreement (as defined below);
●	our ability to execute our business plan, expansion plans, strategic alliances and other opportunities, including development and market acceptance of our planned products;
●	risks related to our limited operating history, the rollout of our business and the timing of expected business milestones, including the ability to complete the engineering of the Endurance, to ensure the completion of the retooling of the production facility, to establish appropriate supplier relationships, to successfully complete testing, homologation and certification and to start commercial production and delivery of the Endurance, in accordance with our projected timeline;

●	our ability to source and maintain suppliers for our critical components and the terms of such arrangements, and our ability to complete building out our supply chain;
●	the availability and cost of raw materials and components, particularly in light of current supply chain disruptions and labor concerns, inflation, and the consequences of such shortages on testing and other activities, which could present challenges that impact the timing of our commercial production;
●	our ability to successfully identify and implement actions that will lower the Endurance bill of materials cost, including sourcing benefits anticipated from our relationship with Foxconn;
●	our ability to obtain binding purchase orders and build customer relationships, including uncertainties as to whether and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●	our ability to deliver on the expectations of customers with respect to the pricing, performance, quality, reliability, safety and efficiency of the Endurance and to provide the levels of after sale service and support that they will require;
●	the risk that our technology, including our hub motors, do not perform as expected;
●	our ability to conduct business using a direct sales model, rather than through a dealer network used by most other OEMs;
●	our ability to remain in compliance with our debt covenants and the risks associated with having pledged significant assets as collateral for recently incurred indebtedness;
●	the effects of competition on our ability to market and sell vehicles;
●	our ability to attract and retain key personnel;
●	the pace and depth of electric vehicle adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our ability to obtain required regulatory approvals and changes in laws, regulatory requirements, governmental incentives and fuel and energy prices;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	cybersecurity threats and compliance with privacy and data protection laws;
●	failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures;
●	the possibility that we may be adversely affected by other economic, geopolitical, business and/or competitive factors, including the direct and indirect effects of the war in Ukraine.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

(in thousands except for share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS:
Current Assets
Cash and cash equivalents	$235,686	$244,016
Inventory, net	4,013	—
Prepaid expenses and other current assets	43,080	47,121
Total current assets	$282,779	$291,137
Property, plant and equipment	286,928	382,746
Intangible assets	1,000	1,000
Other non-current assets	27,487	13,900
Total Assets	$598,194	$688,783
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$12,979	$12,098
Accrued and other current liabilities	34,355	35,507
Purchase price down payment from Foxconn	—	100,000
Note payable to Foxconn	13,500	—
Total current liabilities	$60,834	$147,605
Warrant and other non-current liabilities	1,601	1,578
Total liabilities	$62,435	$149,183
Stockholders’ equity
Class A common stock, $0.0001 par value, 300,000,000 shares authorized; 205,871,561 and 196,391,349 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$21	$19
Additional paid in capital	1,106,521	1,084,390
Accumulated deficit	(570,783)	(544,809)
Total stockholders’ equity	$535,759	$539,600
Total liabilities and stockholders' equity	$598,194	$688,783

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Statements of Operations

(in thousands except for per share data)

(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net sales	$—	$—	$—	$—
Operating expenses
Selling, general and administrative expenses	29,941	33,793	55,960	48,187
Research and development expenses [1]	10,510	76,544	72,374	168,356
Gain on sale	(101,736)	—	(101,736)	—
Total operating (income) expenses	$(61,285)	$110,337	$26,598	$216,543
Income (loss) from operations	61,285	(110,337)	$(26,598)	$(216,543)
Other income (expense)
Other income (expense)	1,991	1,877	499	(17,255)
Interest income	383	260	125	387
Income (Loss) before income taxes	$63,659	$(108,200)	$(25,974)	$(233,411)
Income tax expense	—	—	—	—
Net income (loss)	$63,659	$(108,200)	$(25,974)	$(233,411)
Income (loss) per share attributable to common shareholders
Basic	0.32	(0.61)	(0.13)	(1.33)
Diluted	0.32	(0.61)	(0.13)	(1.33)
Weighted-average number of common shares outstanding
Basic	200,821	176,585	198,674	175,595
Diluted	201,015	176,585	198,674	175,595

1Research and development expenses for the three and six months ended June 30, 2022 are net of $18.4 million in operating expense reimbursements as described in Note 1

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Statements of Stockholders’ Equity/(Deficit)

(in thousands)

(unaudited)

	Three Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	196,980	$20	$1,088,925	$(634,442)	$454,503
Issuance of common stock	642	—	1,237	—	1,237
RSU Vesting	1,687	—	—	—	—
Common stock issued to YA	6,562	1	13,733	—	13,734
Stock compensation	—	—	2,626	—	2,626
Net income	—	—	—	63,659	63,659
Balance at June 30, 2022	205,871	$21	$1,106,521	$(570,783)	$535,759

	Three Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	176,579	$18	$962,949	$(259,652)	$703,315
Issuance of common stock	27	—	48	—	48
Stock compensation	—	—	3,840	—	3,840
Net loss	—	—	—	(108,200)	(108,200)
Balance at June 30, 2021	176,606	$18	$966,837	$(367,852)	$599,003

	Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	196,391	$19	$1,084,390	$(544,809)	$539,600
Issuance of common stock	1,106	1	1,852	—	1,853
RSU Vesting	1,812	—	—	—	—
Common stock issued to YA	6,562	1	13,733		13,734
Stock compensation	—	—	6,546	—	6,546
Net loss	—	—	—	(25,974)	(25,974)
Balance at June 30, 2022	205,871	$21	$1,106,521	$(570,783)	$535,759

	Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	168,008	$17	$765,162	$(134,441)	$630,738
Issuance of common stock	614	—	1,098	—	1,098
Common stock issued for exercise of warrants	7,984	1	194,797	—	194,798
Stock compensation	—	—	5,780	—	5,780
Net loss	—	—	—	(233,411)	(233,411)
Balance at June 30, 2021	176,606	$18	$966,837	$(367,852)	$599,003

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net loss	$(25,974)	$(233,411)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	6,546	5,780
Gain on disposal of fixed assets	(101,736)	—
Other non-cash changes	9,123	18,261
Forgiveness of note payable	—	(1,015)
Changes in assets and liabilities:
Accounts receivables	—	19
Inventory	(13,413)	—
Prepaid expenses and other assets	5,301	726
Accounts payable	1,197	7,209
Accrued expenses and other liabilities	(2,471)	31,057
Net Cash used by operating activities	$(121,427)	$(171,374)
Cash flows from investing activities
Purchases of capital assets	$(40,043)	$(175,601)
Investment in Foxconn Joint Venture	(13,500)	—
Proceeds from the sale of capital assets	37,553	—
Net Cash used by investing activities	$(15,990)	$(175,601)
Cash flows from financing activities
Proceeds from notes payable	$13,500	$82,016
Down payments received from Foxconn	100,000	—
Issuance of common stock	1,853	1,098
Proceeds from Equity Purchase Agreement with YA, net of issuance costs	13,734	—
Net Cash provided by financing activities	$129,087	$83,114
Decrease in cash and cash equivalents	$(8,330)	$(263,861)
Cash and cash equivalents, beginning balance	244,016	629,761
Cash and cash equivalents, ending balance	$235,686	$365,900

Non-cash items
Derecognition of Foxconn down payments for sale of capital assets	$200,000	$—
Capital assets acquired with payables	$1,846	$14,631

See Notes to Condensed Consolidated Financial Statements

LORDSTOWN MOTORS CORP

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Lordstown Description of Business

Lordstown Motors Corp., a Delaware corporation (“Lordstown”, the “Company” or “we”), is an electric vehicle (“EV”) innovator developing high-quality light duty commercial fleet vehicles, with the Endurance all electric pick-up truck as our first vehicle being launched in the Lordstown, Ohio facility. We are in the final design and testing phase related to our production of the Endurance but have yet to bring a completed product to market. We have also recently established the Foxconn Joint Venture (defined below) to jointly design, develop, test and industrialize all-electric commercial vehicles (“EC Vehicles”) with Foxconn using its Mobility-in-Harmony (“MIH”) platform, which would also be built at the Lordstown, Ohio plant and potentially licensed for production elsewhere in the world.

Closing of the APA with Foxconn

On May 11, 2022, Lordstown EV Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Lordstown EV”) closed the transactions contemplated by the asset purchase agreement with Foxconn EV Technology, Inc., an Ohio corporation, and an affiliate of Hon Hai Technology Group (“HHTG”; either HHTG or applicable affiliates of HHTG are referred to herein as “Foxconn”), dated November 10, 2021 (the “Asset Purchase Agreement” or “APA” and the closing of the transactions contemplated thereby, the “APA Closing”).

Pursuant to the APA, Foxconn purchased Lordstown EV’s manufacturing facility located in Lordstown, Ohio. Lordstown EV continues to own our hub motor assembly line, as well as our battery module and pack line assets, certain tooling, intellectual property rights and other excluded assets, and outsourced all of the manufacturing of the Endurance to Foxconn under the Contract Manufacturing Agreement (defined below). Lordstown EV also entered into a lease pursuant to which Lordstown EV leases space located at the Lordstown, Ohio facility from Foxconn for its Ohio-based employees for a term equal to the duration of the Contract Manufacturing Agreement plus 30 days. The right of use asset and liability related to this lease is immaterial.

The purchase price for the Lordstown facility consisted of $230 million and a reimbursement payment for certain operating and expansion costs incurred by Lordstown EV from September 1, 2021 until the APA Closing. Foxconn made down payments of the purchase price totaling $200 million through April 15, 2022, of which $50 million and $100 million were received during the three and six months ended June 30, 2022, respectively. The $30 million balance of the purchase price and a reimbursement payment of approximately $27.5 million were paid at the APA Closing; $17.5 million was attributable to the reimbursement of certain operating expenses reported in research and development and $10 million was attributable to expansion costs. Under the terms of the APA, the $17.5 million reimbursement costs were an estimate which was subsequently increased to $18.4 million as of June 30, 2022 and will be finalized over a post-closing review period.

Research and development costs are presented net of the $18.4 million reimbursement of costs by Foxconn for the three and six months ended June 30, 2022. Included in the $18.4 million reimbursement were approximately $7.7 million of research and development costs incurred in 2021. Of the $10 million expansion costs, $7.5 million is attributable to assets sold to Foxconn at the APA Closing with the remaining $2.5 million being a prepayment for open purchase orders as of the APA Closing related to expansion costs. Also in connection with the APA Closing, the Company issued warrants to Foxconn that are exercisable until the third anniversary of the APA Closing for 1.7 million shares of Class A common stock at an exercise price of $10.50 per share (the “Foxconn Warrants”). In October 2021, prior to entering into the APA, Foxconn purchased 7.2 million shares of the Company’s Class A common stock for approximately $50.0 million.

Contract Manufacturing Agreement

On May 11, 2022, Lordstown EV and Foxconn entered into a manufacturing supply agreement (the “Contract Manufacturing Agreement” or “CMA”) in connection with the APA Closing. Pursuant to the Contract Manufacturing Agreement, Foxconn will (i) manufacture the Endurance at the Lordstown facility for a fee per vehicle, (ii) following a transition period, procure components for the manufacture and assembly of the Endurance, subject to sourcing specifications provided by Lordstown EV, and (iii) provide certain post-delivery services. The CMA provides us with an entirely variable manufacturing cost structure and alleviates us of the burden to invest in and maintain the facility.

The CMA requires Foxconn to use commercially reasonable efforts to assist with reducing component and logistics costs, and otherwise improving the commercial terms of procurement with suppliers, and the parties to work together to reduce the overall bill of materials cost of the Endurance. Foxconn conducts testing in accordance with procedures established by us and we are generally responsible for all motor vehicle regulatory compliance and reporting. The Contract Manufacturing Agreement also allocates responsibility between the parties for other matters, including component defects, quality assurance and warranties of manufacturing and design. Foxconn will invoice us for manufacturing costs on a fee per vehicle produced basis, and to the extent purchased by Foxconn, component and other costs. Production volume and scheduling are based upon rolling weekly forecasts we provide that are generally binding only for a twelve-week period, with some ability to vary the quantities of vehicle type.

The CMA became effective on May 11, 2022 and continues for an initial term of 18 months plus a 12 month notice period in the event either party seeks to terminate the agreement. In the event no party terminates the Contract Manufacturing Agreement following the initial term, it will continue on a month-to-month basis unless terminated upon 12 months’ prior notice. The CMA can also be terminated by either party due to a material breach of the agreement and will terminate immediately upon the occurrence of any bankruptcy event.

Foxconn Joint Venture Agreement

Also in connection with the APA Closing, Lordstown EV and Foxconn entered into a Limited Liability Company Agreement (the “Foxconn Joint Venture Agreement”) and filed a Certificate of Formation on May 11, 2022 to form MIH EV Design LLC, a Delaware limited liability company, as a joint venture to design, develop, test and industrialize EC Vehicles (the “Foxconn Joint Venture”). Foxconn has committed $100 million to the Foxconn Joint Venture, consisting of $55 million in the form of direct capital contributions, and a $45 million loan to Lordstown EV pursuant to and on the conditions set forth in the Notes (as defined below), the proceeds of which will only be used to fund our capital contributions to the Foxconn Joint Venture. Initially, Foxconn has an ownership interest in the Foxconn Joint Venture of 55% and Lordstown EV has a 45% interest. On June 24, 2022, Foxconn made its initial investments totaling $16.5 million in the Foxconn Joint Venture pursuant to the Foxconn Joint Venture Agreement. Lordstown EV’s 45% share, or $13.5 million, was invested with proceeds from issuance of the Notes on June 27, 2022.

The Foxconn Joint Venture Agreement contemplates a license to the Foxconn Joint Venture to use certain intellectual property owned by Foxconn and its affiliated entities relating to certain automotive related designs (the “FX IP”) to develop EC Vehicles, with the Foxconn Joint Venture owning all intellectual property rights it develops (other than the FX IP). The Foxconn Joint Venture Agreement also contemplates an exclusive license of all intellectual property owned by the Foxcon Joint Venture relating to any EC Vehicle designed by the Foxconn Joint Venture to Lordstown EV for use in the North American commercial market, and to Foxconn for use outside of North America, each subject to customary and reasonable licensing fees.

Pursuant to the Foxconn Joint Venture Agreement, the Foxconn Joint Venture will be overseen by a five-person management board with Foxconn initially having the right to appoint three members and Lordstown EV initially having the right to appoint two members. Certain major decisions, including, but not limited to, the approval of budgets, raising additional equity, incurring third party indebtedness, mergers, related party transactions, dissolution and increases in the size of the management board, require the consent of at least one member of the management board appointed by Lordstown EV for so long as we own at least 30% of the Foxconn Joint Venture. Other than with respect to certain customary permitted transfers, neither Lordstown EV nor Foxconn is permitted to transfer its interest in the Foxconn Joint Venture for a period of three years following the formation of the Foxconn Joint Venture. Thereafter, each party has a right of first refusal and a tag-along right with respect to any proposed transfer by the other party.

Under the Foxconn Joint Venture Agreement, we are Foxconn’s primary development partner in North America. We plan to develop a portfolio of electric vehicles targeting commercial fleet customers, built at the Lordstown, Ohio plant using the advanced designs from Foxconn and its affiliates. We plan for Foxconn to supply the FX IP for the vehicles to be customized for and homologated in North America by the Foxconn Joint Venture, along with certain vehicle components and subsystems, enabling us to leverage Foxconn’s manufacturing expertise, supply-chain network and extensive experience in software development and integration (key capabilities in the production of EVs) to complement our EV design, development, engineering and homologation contributions. No assurance can be given that we will be able to realize the potential benefits of the Foxconn Transactions (as defined below).

Note, Guaranty and Security Agreements

The Foxconn Joint Venture Agreement provides that Lordstown EV, as the issuer, and guaranteed by our wholly-owned subsidiary Lordstown EV Sales LLC, and the Company (collectively, the “Note Parties”), will enter into note, guaranty and security agreements (the “Notes”) with Foxconn, as the payee, pursuant to which Foxconn makes term loans to Lordstown EV in an aggregate original principal amount not to exceed $45 million as advances are requested by Lordstown EV. On June 27, 2022, Foxconn funded $13.5 million in exchange for Lordstown EV delivering a Note in such amount. The proceeds were used for our initial investment in the Foxconn Joint Venture.

To secure its obligations under Notes, Lordstown EV has granted Foxconn a security interest in (i) all of Lordstown EV’s equity interests in the Foxconn Joint Venture, and (ii) personal property constituting the hub motor, battery module and battery pack assembly lines. We may use the proceeds only to fund our capital commitment of $45 million to the Foxconn Joint Venture, pursuant to the Foxconn Joint Venture Agreement.

The Notes will accrue interest at a rate of 7.0% per annum, to be paid-in-kind, and due on the earlier of (i) the first anniversary of issuance and (ii) December 31, 2025, unless earlier terminated in the event of a default. Pursuant to the Foxconn Joint Venture Agreement, each Note maturing before December 31, 2025 will be refinanced by Foxconn with a new Note in the principal amount equal to the outstanding principal amount of the refinanced Note, plus accrued and unpaid interest thereon, and will have terms substantively identical to the terms of the refinanced Note. Events of default include, among other things, the breach of certain covenants or representations, defaults under other loans or obligations, judgments, orders or claims not vacated or otherwise paid, involvement in bankruptcy proceedings, an occurrence of a change of control or the loss of any material collateral (as such terms are defined in the Notes). Each Note will contain negative covenants which, while in effect, restrict the Note Parties from, among other things, incurring certain types of other debt (subject to various baskets), making certain expenditures or investments, any mergers or other fundamental changes, or changing the character of the Note Parties’ businesses. While it is not intended that any amounts will become due under the Notes prior to December 31, 2025, each Note has a term of one year and the refinancing of each Note is subject to certain conditions, including the absence of an event of default. Given the risk of the incurrence of an event of default, we have classified the Notes as a current liability.

Each Note and all accrued but unpaid interest thereon may be prepaid, in whole or in part, at any time or from time to time, without any penalty or premium. Lordstown EV will be required to prepay each Note and all accrued but unpaid interest thereon with proceeds received upon distributions from the Foxconn Joint Venture or cash proceeds of certain asset dispositions.

Ongoing Operations

Even though the APA, the Contract Manufacturing Agreement and the Foxconn Joint Venture Agreement (together, the “Foxconn Transactions”) were consummated, we will need additional funding to execute our 2022 business plan and to achieve scaled production of the Endurance, due to the capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in the hard tooling to lower our bill of materials cost and fund future engineering and corporate expenditures. As discussed above, the Company incurred debt to fund our investment in the Foxconn Joint Venture, and no assurance can be given that we will be able to raise sufficient capital or to realize the potential benefits of the Foxconn Transactions.

We continue to explore all financing alternatives as our operations are anticipated to require significant capital investment for the foreseeable future. We are also seeking strategic partners, including other automakers, to provide additional capital/or and other support to enable us to scale the Endurance program and to develop new vehicle programs through the Foxconn Joint Venture. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Form 10-K.

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

Pursuant to the requirements of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed consolidated interim financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the unaudited condensed consolidated interim financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the unaudited condensed consolidated interim financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated interim financial statements are issued.

We had cash and cash equivalents of approximately $235.7 million and an accumulated deficit of $570.8 million at June 30, 2022 and a net loss of $26.0 million for the six months ended June 30, 2022. Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. We have built a limited number of pre-production vehicles (“PPVs”) during the first half of 2022 for testing, certification, validation, regulatory approvals and to demonstrate the capabilities of the Endurance to potential customers. The Company’s ability to continue as a going concern is dependent on our ability to realize the benefits of the Foxconn Transactions, raise substantial additional capital, complete the development of the Endurance, obtain regulatory approval, begin commercial production and launch the sale of the Endurance. The Company’s current level of cash and cash equivalents are not sufficient to execute our 2022 business plan and achieve scaled production of the Endurance due to the substantial additional capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in the hard tooling to lower our bill of materials cost and fund future engineering and corporate expenditures. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements. As a result of having insufficient capital to execute our 2022 business plan, we have substantially limited investments in tooling and other aspects of the Endurance and our operations. The trade-offs we are making, including related to hard tooling, are likely to result in higher costs for the Company in the future and are likely to slow or impair future design enhancements or options we may otherwise seek to make available to customers.

Our research and development expenses and capital expenditures are significant due to spending needed for prototype components, vehicle validation tests, securing necessary parts/equipment, and utilizing in-house and third-party engineering services. During 2021, we experienced the stress that the COVID-19 pandemic put on the global automotive supply chain. Furthermore, in 2021 and 2022, we have incurred significant freight charges due in part to the COVID-19 pandemic and challenging logistics that created delays and higher pricing on standard freight as well as to incur substantially higher expedited freight charges to mitigate delays. The Company expects continued supply chain constraints including the availability of and long lead times for components, as well as raw materials and other pricing pressures that are likely to negatively impact our cost structure and production timeline. We also have meaningful exposure to material losses and costs related to ongoing litigation for which insurance is unlikely to be available. See Note 5 – Commitments and Contingencies for additional information.

In an effort to alleviate these conditions, management continues to seek and evaluate opportunities to raise additional funds through the issuance of equity or debt securities, asset sales, through arrangements with strategic partners or through financing from government or financial institutions. We have engaged a financial advisor to advise the Company on additional financing alternatives. No assurances can be given that any such financing will be available on commercially reasonable terms or at all.

As further described in Note 7, on July 23, 2021, the Company entered into the Equity Purchase Agreement with YA II PN, LTD. (“YA”), pursuant to which YA has committed to purchase up to $400 million of its Class A common stock, at the Company’s direction from time to time, subject to the satisfaction of certain conditions (the “Equity Purchase Agreement”). During the year ended December 31, 2021, the Company issued 9.6 million shares to YA and received $49.4 million, net of equity issuance costs. During the six months ended June 30, 2022, the Company issued 6.6 million shares to YA and received $13.7 million, net of equity issuance costs. The actual amount that the Company raises under this agreement will depend on market conditions and limitations in the agreement. In particular, without stockholder approval, the amount of shares the Company can issue would be limited to up to 35.1 million shares (unless the average price of all shares sold is $7.48 or higher) (“the Exchange Cap”), less the 16.2 million shares already issued, and therefore this share limitation and the current market price that would be the basis for the price of the shares of Class A common stock to be sold limit the funds the Company is able to raise to significantly less than the original $400 million commitment under the Equity Purchase Agreement. As of June 30, 2022, the Company was in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was $336.2 million, however, the actual availability under the Equity Purchase Agreement is limited due to the conditions described above.

On May 11, 2022, pursuant to the APA Closing, the Company sold the Lordstown facility to Foxconn for $230 million and a reimbursement payment for certain operating and expansion costs incurred by the Company from September 1, 2021 through the APA Closing (see Note 1).

Foxconn made down payments of the purchase price totaling $200 million through April 15, 2022, of which $50 million and $100 million was received during the three and six months ended June 30, 2022, respectively, and the $30 million balance of the purchase price as well as a reimbursement payment of approximately $27.5 million were paid at the APA Closing. Under the terms of the APA, the reimbursement payment was an estimate and will be finalized over a post-closing review period.

In addition to providing the Company with additional capital, the Foxconn Transactions should provide the benefits of scaled manufacturing, more cost-effective access to certain raw materials, components and inputs, and will reduce the overhead costs associated with the Lordstown facility that were previously borne by the Company. In connection with the Foxconn Joint Venture Agreement, Foxconn will make term loans to Lordstown EV exclusively to fund our capital commitments to the Foxconn Joint Venture in an aggregate original principal amount not to exceed $45 million pursuant to Notes. As of June 30, 2022, $13.5 million was borrowed by Lordstown EV under a Note dated June 24, 2022.

As we seek additional sources of financing and strategic partners, there can be no assurance that such financing would be available to us on favorable terms or at all. The Company’s ability to obtain additional financing is subject to several factors, including market and economic conditions, the significant amount of capital required, the fact that the Endurance bill of materials cost is currently, and expected to continue to be, substantially higher than the anticipated selling price of the Endurance, uncertainty surrounding regulatory approval and the performance of the vehicle, meaningful exposure to material expenses and losses related to ongoing litigation, our performance and investor sentiment with respect to the Company and our business and industry, as well as our ability to effectively implement and realize the expected benefits of the Foxconn Transactions. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about the Company’s ability to continue as a going concern. If we are unable to raise substantial additional capital in the near term, our operations and production plans will be scaled back or curtailed. If the funds raised are insufficient to provide a bridge to full commercial production at a profit, our operations could be severely curtailed or cease entirely and we may not realize any significant value from our assets.

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

The Company maintains its cash in bank deposit and securities accounts that exceed federally insured limits. We have not experienced significant losses in such accounts and management believes it is not exposed to material credit risk.

Inventory and Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (“LCNRV”). Net realizable value (“NRV”) is the estimated future selling price of the inventory in the ordinary course of business. Non-cash charges to reflect the NRV of inventory on hand is recorded within Selling, General & Administrative expenses in the Company’s condensed consolidated statement of operations.

Property, plant and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation will be computed using the straight-line method over the estimated useful lives of the related assets. Determination of useful lives and depreciation will begin once the assets are ready for their intended use.

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

Equity-Method Investments

We recognize our investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence but not control, under the equity method of accounting. We initially record our investments based on our cash invested.

Research and development costs

The Company expenses research and development costs as they are incurred. Research and development costs consist primarily of personnel costs for engineering, testing and manufacturing costs, along with expenditures for prototype manufacturing, testing, validation, certification, contract and other professional services and costs associated with operating the Lordstown facility, prior to its sale.

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

Warrants

The Company accounts for the Public Warrants (as defined below), the Private Warrants (as defined below) and the Foxconn Warrants as described in Note 3 in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which the Public Warrants, the Private Warrants and the Foxconn Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the the Public Warrants, the Private Warrants and the Foxconn Warrants as liabilities at their fair value and adjusts the Public Warrants, the Private Warrants and the Foxconn Warrants to fair value at each reporting period or at the time of settlement. Any change in fair value is recognized in the statement of operations.  The Company accounts for the BGL Warrants as equity as these warrants qualify as share-based compensation under ASC Topic 718.

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

The Company has issued the following warrants: (i) warrants (the “Public Warrants”) to purchase shares of Class A common stock with an exercise price of $11.50 per share, (ii) warrants (the “Private Warrants”) to purchase Class A common stock with an exercise price of $11.50 per share, (iii) warrants (the “BGL Warrants”) to purchase Class A common stock with an exercise price of $10.00 per share, and (iv) the Foxconn Warrants to purchase shares of Class A common stock with an exercise price of $10.50.  The BGL Warrants are classified as equity as they qualify as share-based compensation under ASC Topic 718.

During the six months ended June 30, 2021, approximately 6.7 million Public Warrants and 0.6 million of the Private Warrants were exercised which resulted in cash proceeds of $82.0 million. As of December 31, 2021 and June 30, 2022, there were 2.3 million Private Warrants, 1.6 million BGL Warrants and no Public Warrants outstanding. Additionally, as of June 30, 2022, there were also 1.7 million Foxconn Warrants outstanding.  The fair value of the Foxconn Warrants was $0.3 million at issuance. The Public Warrants, the Private Warrants and the Foxconn Warrants are classified as a liability with any changes in the fair value recognized immediately in our condensed consolidated statements of operations.

The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the Public Warrants, the Private Warrants, and the Foxconn Warrants:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Public Warrants	$—	$—	$—	$(27,180)
Private Warrants	1,797	877	277	8,919
Foxconn Warrants	—	—	—	—
Net gain (loss) on changes in fair value	$1,797	$877	$277	$(18,261)

Observed prices for the Public Warrants are used as Level 1 inputs as they were actively traded until being redeemed in January 2021. The Private Warrants and the Foxconn Warrants are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using a Monte Carlo option pricing model and Black Scholes option pricing model, respectively, that use observable and unobservable market data as inputs.

A Monte Carlo model was used to simulate a multitude of price paths to measure fair value of the Private Warrants. The Monte Carlo model simulates risk-neutral stock price paths utilizing two parameters – a drift term (based on the risk-free rate and assumed volatility) and an error term (determined using a random number and assumed volatility). This analysis simulates possible paths for the stock price over the term of the Private Warrants. For each simulated price path, we evaluate the conditions under which the Company could redeem each Private Warrant for a fraction of whole shares of the underlying as detailed within the applicable warrant agreement. If the conditions are met, we assume redemptions would occur, although the Private Warrant holders would have the option to immediately exercise if it were more advantageous to do so. For each simulated price path, if a redemption does not occur the holders are assumed to exercise the Private Warrants if the stock price exceeds the exercise price at the end of the term. Proceeds from either the redemption or the exercise of the Private Warrants are reduced to a present value amount at each measurement date using the risk-free rate for each simulated price path. Present value indications from iterated priced paths were averaged to derive an indication of value for the Private Warrants.

The Foxconn Warrants do not have any redemption features and their fair value was measured using the Black-Scholes closed-form option pricing model. Inputs to the model include remaining term, prevailing stock price, strike price, risk-free rate, and volatility.

The stock price volatility rates utilized were 80% and 50% for the valuations as of June 30, 2022 and December 31, 2021, respectively. This assumption considers observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants and the Foxconn Warrants, as well as the volatility implied by the traded options of the Company. The risk-free rates utilized were 2.956% and 1.123% for the valuations as of June 30, 2022 and December 31, 2021, respectively, for the Private Warrants.  The risk-free rate utilized for the valuation of the Foxconn Warrants as of June 30, 2022 was 2.905%.

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
June 30, 2022
Cash and cash equivalents	$235,686	$235,686	$—	$—
Private Warrants	208	—	—	208
Foxconn Warrants	323	—	—	323

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2021
Cash and cash equivalents	$244,016	$244,016	$—	$—
Private Warrants	485	—	—	485

The following table summarizes the changes in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2021	Additions	Settlements	Loss / (Gain) on fair value adjustments included in earnings	Balance at June 30, 2022
Private Warrants	$485	—	—	(277)	$208
Foxconn Warrants	—	323	—	—	323

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

(in thousands)

	June 30, 2022	December 31, 2021
Property, Plant & Equipment
Land	$—	$326
Buildings	—	6,223
Machinery and equipment	165	38,608
Vehicles	522	465
Construction in progress	286,241	337,124
	$286,928	$382,746
Less: Accumulated depreciation	—	—
Total	$286,928	$382,746

As of December 31, 2021, construction in progress included manufacturing equipment, operating equipment and other general assets, retooling and construction at the Company's facilities in Lordstown, Ohio, Farmington Hills, Michigan, and Irvine, California, along with tooling held at various supplier locations. During the quarter ended June 30, 2022, the Company sold its manufacturing facility, certain equipment, and other assets located in Lordstown, Ohio and recorded a gain of $101.7 million. We continue to own our hub motor assembly line, as well as our battery module and pack line assets, certain tooling and other excluded assets. We outsourced all of the manufacturing of the Endurance and operation of certain remaining assets to Foxconn under the Contract Manufacturing Agreement.

The Company is currently preparing for commercial production of the Endurance pickup truck and continues to invest in the necessary tooling and equipment. Completed assets will be transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use, which is anticipated to be triggered by the Company achieving its defined milestones for commercial production, for the vast majority of our assets. As of June 30, 2022, commercial production has not begun and thus no depreciation was recognized for any of our assets in 2022 or 2021.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered into a supply agreement with Samsung to purchase lithium-ion cylindrical battery cells. The agreement provides for certain pricing and minimum quantity parameters, including our obligation to purchase such minimum amounts which total approximately $11.5 million in 2022, subject to change for increases in raw material pricing.

The Company is subject to various pending and threatened legal proceedings arising in the ordinary course of business. The Company records a liability for loss contingencies in the condensed consolidated interim financial statements when a loss is known or considered probable and the amount can be reasonably estimated. The Company may also enter into discussions regarding settlement of these matters, and may enter into settlement agreements if it believes it is in the best interest of the Company. Settlement by the Company or adverse decisions with respect to the matters disclosed, individually or in the aggregate, may result in liability material to the Company’s condensed consolidated results of operations, financial condition or cash flows. As of June 30, 2022, we have not established accruals or reserves as to most of our proceedings. Our provisions are based on historical experience, current information and legal advice, and they may be adjusted in the future based on new developments. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

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

On January 27, 2022, the District Court granted the parties’ request to vacate the scheduled case deadlines and August 2022 trial date. Fact discovery closed on July 5, 2022, and a jury trial date has been set for December 6, 2022. The parties are currently engaged in expert discovery and expect to exchange reports and complete depositions in the third quarter of 2022.

On July 22, 2022, Karma filed a second motion for terminating sanctions based upon Mr. Post’s installation of certain software on his personal desktop and laptop computers in early 2022, which Karma alleges permanently deleted thousands of files from the computers. Karma contends that the Company is also responsible for the deletions because it failed to preserve the computers following Mr. Post’s December 2021 disclosure that the computers might contain Karma documents or information. Karma has requested that the Court enter default judgment on all claims against Mr. Post and the Company.  Karma also asks that, in the event terminating sanctions are not issued, the Court order a negative adverse inference on “remaining issues,” specifically that “Defendants Lordstown Motors Corp. and Darren Post shall be presumed to have misappropriated Karma’s trade secrets and confidential information, used Karma’s trade secrets and confidential information, and deliberately and maliciously destroyed evidence of their misappropriation and use of Karma’s trade secrets and confidential information in considering all damages and maliciousness.” The Company will oppose the motion. A hearing on the motion is scheduled for August 22, 2022.

The Company is continuing to evaluate the matters asserted in the lawsuit and is vigorously defending against Karma’s claims. The Company continues to believe that there are strong defenses to the claims and any damages demanded. At this time, however, the Company cannot predict the outcome of this matter or estimate a range of possible loss. However, as of June 30, 2022, we have established an accrual of $4.0 million for this matter.

Six related putative securities class action lawsuits were filed against the Company and certain of its current and former officers and directors and former DiamondPeak Holdings Corp. (“DiamondPeak”) directors between March 18, 2021 and May 14, 2021 in the U.S. District Court for the Northern District of Ohio (Rico v. Lordstown Motors Corp., et al. (Case No. 21-cv-616); Palumbo v. Lordstown Motors Corp., et al. (Case No. 21-cv-633); Zuod v. Lordstown Motors Corp., et al. (Case No. 21-cv-720); Brury v. Lordstown Motors Corp., et al. (Case No. 21-cv-760); Romano v. Lordstown Motors Corp., et al., (Case No. 21-cv-994); and FNY Managed Accounts LLC v. Lordstown Motors Corp., et al. (Case No. 21-cv-1021)). The matters have been consolidated and the Court appointed George Troicky as lead plaintiff and Labaton Sucharow LLP as lead plaintiff’s counsel. On September 10, 2021, lead plaintiff and several additional named plaintiffs filed their consolidated amended complaint, asserting violations of federal securities laws under Section 10(b), Section 14(a), Section 20(a), and Section 20A of the Exchange Act and Rule 10b-5 thereunder against the Company and certain of its current and former officers and directors. The complaint generally alleges that the Company and individual defendants made materially false and misleading statements relating to vehicle pre-orders and production timeline. Defendants filed a motion to dismiss, which is fully briefed as of March 3, 2022. A hearing on the motion to dismiss has not been scheduled and a decision has not yet been rendered. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al. (Case No. 21-cv-604); Kelley, et al. v. Burns, et al. (Case No. 12-cv-724); Patterson, et al. v. Burns, et al. (Case No. 21-cv-910); and Sarabia v. Burns, et al. (Case No. 21-cv-1010)). The derivative actions in the District Court of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution of the motion to dismiss in the consolidated securities class action. On March 7, 2022, the court granted in part defendants' motion to stay, staying the action until the resolution of the motion to dismiss in the consolidated securities class action, but requiring the parties to submit a status report if the motion to dismiss is not resolved by September 3, 2022. The court further determined to dismiss without a motion on the grounds that the claim was premature plaintiffs' claim for contribution for violations of Sections 10(b) and 21D of the Exchange Act without prejudice. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Another related stockholder derivative lawsuit was filed in U.S. District Court for the Northern District of Ohio on June 30, 2021 (Thai v. Burns, et al. (Case No. 21-cv-1267)), asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, based on similar facts as the consolidated derivative action in the District Court of Delaware. On October 21, 2021, the court in the Northern District of Ohio derivative action entered a stipulated stay of the action and scheduling order relating to defendants’ anticipated motion to dismiss and/or subsequent motion to stay that is similarly conditioned on the resolution of the motion to dismiss in the consolidated securities class action. We intend to vigorously defend against the action. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Another related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on December 2, 2021 (Cormier v. Burns, et al. (C.A. No. 2021-1049)), asserting breach of fiduciary duties, insider selling, and unjust enrichment, based on similar facts as the federal derivative actions. An additional related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on February 18, 2022 (Jackson v. Burns, et al. (C.A. No. 2022-0164)), also asserting breach of fiduciary duties, unjust enrichment, and insider selling, based on similar facts as the federal derivative actions. On April 19, 2022, the parties in Cormier and Jackson filed a stipulation and proposed order consolidating the two actions, staying the litigation until the resolution of the motion to dismiss in the consolidated securities class action and appointing Schubert Jonckheer & Kolbe LLP and Lifshitz Law PLLC as Co-Lead Counsel. On May 10, 2022, the court granted the parties’ proposed stipulation and order to consolidate the actions, and to stay the consolidated action pending the resolution of the motion to dismiss in the consolidated securities class action. While the action remains stayed, on June 24, 2022, the plaintiffs filed a consolidated complaint asserting similar claims, and substituting a new plaintiff (Ed Lomont) for Cormier, who no longer appears to be a named plaintiff in the consolidated action. We intend to vigorously defend against these actions. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

Two putative class action lawsuits were filed against former DiamondPeak directors and DiamondPeak Sponsor LLC on December 8 and 13, 2021 in the Delaware Court of Chancery (Hebert v. Hamamoto, et al. (C.A. No. 2021-1066); and Amin v Hamamoto, et al. (C.A. No. 2021-1085)). The plaintiffs purport to represent a class of investors in DiamondPeak and assert breach of fiduciary duty claims based on allegations that the defendants made or failed to prevent alleged misrepresentations regarding vehicle pre-orders and production timeline, and that but for those allegedly false and misleading disclosures, the plaintiffs would have exercised a right to redeem their shares prior to the de-SPAC transaction. On February 9, 2022, the parties filed a stipulation and proposed order consolidating the two putative class action lawsuits, appointing Hebert and Amin as co-lead plaintiffs, appointing Bernstein Litowitz Berger & Grossmann LLP and Pomerantz LLP as co-lead counsel and setting a briefing schedule for the motions to dismiss and motions to stay. The motions to stay were fully briefed as of February 23, 2022 and the court held oral argument on February 28, 2022. On March 7, 2022, the court denied the motion to stay. On March 10, 2022, defendants filed their brief in support of their motion to dismiss. The motion to dismiss was fully briefed on April 27, 2022, and was scheduled for oral argument on May 10, 2022. On May 6, 2022, defendants withdrew the motion to dismiss without prejudice. On July 22, 2022, co-lead plaintiffs filed an amended class action complaint asserting similar claims. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

In addition, between approximately March 26, 2021 and September 23, 2021, LMC received eight demands for books and records pursuant to Section 220 of the Delaware General Corporation Law from stockholders who state they are investigating whether to file similar derivative lawsuits, among other purposes. A lawsuit to compel inspection of books and records under 8 Del. C. § 220 was filed against the Company on May 31, 2022 in the Delaware Court of Chancery (Turner v. Lordstown Motors Corp. (C.A. No. 2022-0468)). The plaintiff seeks production of documents related to, among other things, vehicle pre-orders, production timeline, and stock sales by insiders. The parties are engaged in discussions to resolve or narrow this action and do not have a schedule for responding to the complaint. We intend to vigorously defend against this action to the extent it is not resolved. The proceedings are subject to uncertainties inherent in the litigation process. We cannot predict the outcome of these matters or estimate the possible loss or range of possible loss, if any.

The Company has also received two subpoenas from the SEC for the production of documents and information, including relating to the merger between DiamondPeak and Lordstown EV Corporation (formerly known as Lordstown Motors Corp.), a Delaware corporation (“Legacy Lordstown”) and pre-orders of vehicles, and the Company has been informed by the U.S. Attorney’s Office for the Southern District of New York that it is investigating these matters. The Company has cooperated, and will continue to cooperate, with these and any other regulatory or governmental investigations and inquiries.

Lordstown was notified by its primary insurer under our post-merger directors and officers insurance policy that insurer is taking the position that no coverage is available for the consolidated securities class action, various shareholder derivative actions, the consolidated stockholder class action, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York described above, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The insurer has identified other potential coverage issues as well. Excess coverage attaches only after the underlying insurance has been exhausted, and generally applies in conformance with the terms of the underlying insurance. Lordstown is analyzing the insurer’s position, and intends to pursue any available coverage under this policy and other insurance. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which could be significant.

On March 24, 2022, the Company received a letter addressed to its Board from the law firm of Purcell & Lefkowitz LLP (“Purcell”) on behalf of three purported stockholders.

The stockholder letter alleged that we would be required by Rules 14a-4(a)(3) and (b)(1) of the Exchange Act to present two separate proposals at the annual meeting of stockholders held on May 19, 2022 (the “2022

Annual Meeting”) relating to the proposed amendment of our Second Amended and Restated Certificate of Incorporation, as amended (the “Charter”) to increase the number of authorized shares, such that separate votes could be cast on a proposed increase in the number of shares of Class A common stock and a proposed increase in the number of shares of preferred stock. The Company does not believe that separate proposals would be required by the Exchange Act. Irrespective of the position asserted in the stockholder letter, the Company no longer believes an increase in the shares of preferred stock is needed and did not include this aspect of the proposal in the definitive proxy statement for the 2022 Annual Meeting filed with the SEC on April 8, 2022, as supplemented on May 9, 2022 (the “2022 Proxy Statement”).

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

The Board has completed its review of the matters raised by the stockholder letter with the assistance of outside counsel not involved in the underlying transactions at issue and determined, (a) in reliance upon, among other things, advice of several law firms including a legal opinion of Delaware counsel, that the assertions regarding DGCL Section 242(b)(2) are wrong and that a separate class vote of the Class A common stock was not required to approve the amendment of the Charter at the Special Meeting to increase the shares of Class A common stock, and (b) that the remaining allegations therein are without merit. However, no assurances can be made regarding the outcome of any claims, proceedings or litigation regarding the authorization of our Class A common stock, including the claims raised by the stockholder letter. Any proceedings on these matters would be subject to uncertainties inherent in the litigation process. Claims alleging that a portion of our Class A common stock was not authorized could lead to shares of our Class A common stock being voidable and have a material adverse effect on the Company and its prospects.

On May 20, 2022, the Company received a second letter addressed to its Board from Purcell on behalf of the same three purported stockholders regarding the vote at the 2022 Annual Meeting to approve the amendment to our Charter to increase the total number of authorized shares of Class A common stock from 300 million shares to 450 million shares (the “Charter Amendment”), as further described in the 2022 Proxy Statement. The letter asserted, among other things, that that in connection with the vote at the Annual Meeting to approve the Charter Amendment, brokers had cast discretionary votes on such proposal despite a statement in the 2022 Proxy Statement that they would not have authority to do so. The Proxy Statement erroneously indicated that brokers would not have discretionary authority to vote with respect to the proposal to approve the Charter Amendment and that if beneficial owners did not provide direction to their broker as to how to vote, a broker non-vote would result that would have the effect of a vote cast against such proposal. The Company’s Current Report on Form 8-K filed with the SEC on May 19, 2022 reported that the Charter Amendment was approved at the Annual Meeting and that the Charter was thereby amended, as the Charter Amendment had been filed with the Secretary of State of the State of Delaware.

The Company’s Current Report on Form 8-K filed on May 23, 2022 reported that the Purcell letter had been received (and filed it as an exhibit), that the report of the votes at the Annual Meeting regarding the approval of the Charter Amendment was not considered final and that, to date, none of the shares authorized by the Charter Amendment had been issued. On May 31, 2022, after further review by the Company and its Board of the votes on the proposal to approve the Charter Amendment, due to uncertainty in counting the number of votes cast “for” by brokers exercising discretion without direction from the beneficial owner, the Board determined not to consider the Charter Amendment approved by the Company’s stockholders and we filed a Certificate of Correction with the Secretary of State of the State of Delaware, voiding the Charter Amendment and causing the number of authorized shares of Class A common stock to remain at 300 million.

The Company’s Form 8-K/A filed with the SEC on June 1, 2022, amending and supplementing the Forms 8-K filed by the Company on May 19, 2022, and May 23, 2022, reported that the Company had filed the Certificate of Correction and announced that the Board had called a special meeting of stockholders to be held on August 17, 2022 (“Special Meeting”), to resubmit for approval an amendment to our Charter to increase the number of authorized shares of our Common Stock from 300 million to 450 million shares (the “Certificate of Amendment”). On July 7,2022, we filed a definitive proxy statement for the Special Meeting. The Company did not issue any of the additional shares authorized by the Charter Amendment and, unless and until the Certificate of Amendment is approved by our stockholders and becomes effective, does not intend to issue or reserve for issuance any such additional shares.

Except as described above, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

NOTE 6 — RELATED PARTY TRANSACTIONS

On November 7, 2019, the Company entered into a transaction with Workhorse Group Inc., for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales. In November 2020, we pre-paid a royalty payment to Workhorse Group in the amount of $4.75 million. The upfront royalty payment represented an advance on the royalties discussed above. The upfront royalty payment was recorded as other non-current assets as of June 30, 2022 and December 31, 2021.

As of September 30, 2021, Workhorse Group was no longer determined to be a related party.

As described in Note 1, the Company invested $13.5 million into the Foxconn Joint Venture, of which the Company owns 45%. The Company expects that the Foxconn Joint Venture will reimburse certain of the Company’s costs, to the extent incurred, as they relate to the development efforts undertaken by the Foxconn Joint Venture. We intend to negotiate a Management Services Agreement with the Foxconn Joint Venture in order to address the services to be provided by the Company to the Foxconn Joint Venture. The board of managers of the Foxconn Joint Venture and the Company also intend to implement a process to review and approve all material transactions between the Foxconn Joint Venture and the Company. Our employees will perform agreed-upon work on behalf of the Foxconn Joint Venture, at the direction of its board of managers, that will be reimbursed in accordance with the approved Foxconn Joint Venture budget and at a value representing our cost.

NOTE 7 — CAPITAL STOCK AND LOSS PER SHARE

Our Charter provides for 312 million authorized shares of capital stock, consisting of (i) 300 million shares of Class A common stock and (ii) 12 million shares of preferred stock each with a par value of $0.0001. We had 205.9 million and 196.4 million shares of common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents. For the three months ended June 30, 2022, our share equivalent included 0.2 million options,1.6 million BGL Warrants, 2.3 million Private Warrants, and 1.7 million Foxconn Warrants outstanding.  For the three months ended June 30, 2021, our share equivalent included 3.8 million options, 1.6 million BGL Warrants, and 2.3 million Private Warrants outstanding. None of the stock options or warrants were included in the calculation of diluted EPS because we recorded a net loss for the six months ended June 30, 2022 and for the three and six months ended

June 30, 2021 as including these instruments would be anti-dilutive. For the three months ended June 30, 2022, we included 0.2 million shares related to the options in the calculation of diluted EPS.

The weighted-average number of shares outstanding for basic and diluted loss per share is as follows:

(in thousands)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Basic weighted average shares outstanding	200,821	176,585	198,674	175,595
Diluted weighted average shares outstanding	201,015	176,585	198,674	175,595

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

We may direct YA to purchase amounts of our Class A common stock under the Equity Purchase Agreement that we specify from time to time in a written notice (an “Advance Notice”) delivered to YA on any trading day. The maximum amount that we may specify in an Advance Notice without YA’s consent is equal to the lesser of: (i) an amount equal to thirty percent (30%) of the Daily Value Traded of the Class A common stock on the trading day immediately preceding an Advance Notice, or (ii) $30.0 million. For these purposes, “Daily Value Traded” is the product obtained by multiplying the daily trading volume of our Class A common stock by the volume weighted average price for that trading day. Subject to the satisfaction or waiver of the conditions under the Equity Purchase Agreement, we may deliver Advance Notices from time to time, provided that we have delivered all shares relating to all prior Advance Notices, and the purchase price of the shares of Class A common stock will be equal to 97% of the simple average of the daily volume weighted average prices for the three trading days following the Advance Notice as set forth in the Equity Purchase Agreement.

As consideration for YA’s irrevocable commitment to purchase shares of the Company’s Class A common stock upon the terms of and subject to satisfaction of the conditions set forth in the Equity Purchase Agreement, upon execution of the Equity Purchase Agreement, the Company issued 0.4 million shares of its Class A common stock to YA (the “Commitment Shares”).

During the year ended December 31, 2021, inclusive of the 0.4 million Commitment Shares, we issued 9.6 million shares to YA and received $49.4 million cash, net of equity issuance costs. During the six months ended June 30, 2022, we issued 6.6 million shares to YA and received $13.7 million cash, net of equity issuance costs.

As of June 30, 2022, we were in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was $336.2 million which is subject to certain limitations as described above. At the current market price of the Class A common stock, the actual availability under the Equity Purchase Agreement is substantially lower.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Cautionary Note Regarding Forward-Looking Statements" above and Item 1A. Risk Factors in our Form 10-K, prior Quarterly Reports on Form 10-Q and below for a discussion of these risks and uncertainties, including without limitation, with respect to our estimated production timeline, need for additional financing and the risks related to realizing the benefits of our recent transactions with Foxconn.

Our mission is to accelerate electric vehicle adoption and to be a catalyst in the transition of commercial fleets to all-electric vehicles for a more sustainable future. We are an EV innovator focused on developing high-quality light-duty work vehicles.

Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. During the first half of 2022, we built PPVs for testing, validation, certification, regulatory approvals and to demonstrate the capabilities of the Endurance to potential customers. Subject to raising sufficient capital, satisfactory completion of testing and receipt of regulatory approvals, we expect commercial production and sales of the Endurance to begin later in 2022.

Our current bill of materials cost for the Endurance is well above our anticipated selling price. As a result, we will incur significant losses with each vehicle we sell. While we expect to achieve cost improvements over time, we do not anticipate reaching a positive gross margin for the foreseeable future. The primary factor driving the high material costs is our use of components produced from soft tools that are intended for very low volumes. We are also seeking strategic partners, including other automakers, to provide additional capital/or and other support to enable us to scale the Endurance program and to develop new vehicle programs through the Foxconn Joint Venture. If we raise sufficient capital, we would have the opportunity to allocate funds to investments in hard tools that are designed for long term use and higher production volumes. We have identified significant piece price savings from these investments that we would seek to realize over time. Such hard tool investments and piece price reductions may not be sufficient to achieve profitability, and we expect to continue to evaluate the need and opportunity for design enhancements that may result in further reductions in the bill of materials cost. However, no assurances can be made regarding our ability to successfully identify and implement actions that will lower the Endurance bill of materials cost, including that we will have sufficient capital to make these investments or our suppliers will be willing or able to manufacture the tools. Until such time as we have sufficient capital and we are able to lower the bill of materials cost, we expect to limit or curtail our production of the Endurance in order to minimize our losses, which we anticipate to be through 2023 or potentially longer.

We plan to focus our sales and marketing efforts on direct sales through our subsidiary, Lordstown EV Sales, LLC, to commercial fleet operators and fleet management companies rather than through third-party dealerships. However, we intend to explore other distribution strategies as our business grows. An important aspect of our sales and marketing strategy involves pursuing relationships with specialty upfitting and fleet management companies to incorporate the Endurance into their fleets or sales programs. As their main area of business, fleet management companies act as an intermediary facilitating the acquisition of new vehicles for the ultimate end user fleets. They provide a valuable distribution channel for us because of their extensive end user relationships and ability to offer attractive financing rates. As a result of this strategy, we expect that we will not be required to make significant investments in a large direct sales force or third-party dealership network, thereby avoiding substantial fixed costs. Our expected limited initial production levels may make it more difficult to get support from commercial fleets or fleet management companies in the marketing, sale and distribution of the Endurance.

We intend to leverage our advanced technologies and highly talented team to develop additional all-electric vehicles targeted for the commercial market. We are currently working with Foxconn to identify the first vehicle program to be developed through the Foxconn Joint Venture, which will be funded with a $100 million capital commitment from Foxconn as described in Note 1 — Organization and Description of Business and Basis of Presentation — Lordstown Description of Business — Foxconn Joint Venture Agreement. Any such program will require substantially more capital than the initial funding from Foxconn.

See Liquidity and Capital Resources and Risk Factors under Part I - Item 1A. of our Form 10-K, prior Forms 10-Q and below for further discussion of the risks associated with the capital required to execute our business plan, implementation of the Foxconn Transactions and our production timeline.

The APA Closing with Foxconn on May 11, 2022 described in Note 1 resulted in more than $257 million in funding for the Company, of which $200 million was received in the form of down payments prior to the APA Closing, in addition to the $50 millon purchase of our Class A common stock in October 2021. The Foxconn Transactions represent a shift in our business strategy from a fully vertically integrated designer, developer and manufacturer of EVs into a less capital-intensive business focused on developing, engineering, testing and industrializing vehicles in partnership with Foxconn. See Note 1 for additional detail.

The sale of the Lordstown facility allowed us to meaningfully reduce our operating complexity and fixed cost structure by transferring to Foxconn the current and future manufacturing employees along with nearly all of the fixed and variable overhead costs, such as maintenance, utilities, insurance and more. The Foxconn Transactions should also provide more cost-effective access to certain raw materials, components and other inputs over time. In addition, we believe we would realize the benefits of scaled manufacturing sooner, as Foxconn contracts with other OEMs to produce their vehicles in the Lordstown facility.

We believe that outsourcing our manufacturing to a highly qualified partner will enable us to leverage Foxconn’s technology, supply chain network and expertise to accelerate the launch of current and future vehicle programs. The Foxconn Joint Venture Agreement will also allow us to leverage our EV product development and engineering capabilities across a broader platform. However, no assurances can be given that we will be able to realize the anticipated benefits of the Foxconn Transactions or as to the timing of such benefits. See Note 1 and Risk Factors under Part I - Item 1A. of our Form 10-K, prior Forms 10-Q and below for further discussion of the risks associated with the anticipated benefits of the Foxconn Transactions.

Results of Operations for the three months ended June 30, 2022 and 2021

(in thousands)

	Three months ended	Three months ended
	June 30, 2022	June 30, 2021
Net sales	$—	$—
Operating expenses
Selling, general and administrative expenses	29,941	33,793
Research and development expenses [1]	10,510	76,544
Gain on sale	(101,736)	—
Total operating (income) expenses	(61,285)	110,337
Income (Loss) from operations	61,285	(110,337)
Other income
Other income	1,991	1,877
Interest income	383	260
Income (Loss) before income taxes	63,659	(108,200)
Income tax expense	—	—
Net income (loss)	$63,659	$(108,200)

1Research and development expenses for the three ended June 30, 2022 are net of $18.4 million in operating expense reimbursements under the APA.

Selling, General and Administrative Expense

Selling, general and administration expenses of $29.9 million during the three months ended June 30, 2022 consisted primarily of $12.2 million of personnel and professional fees, $9.0 million of legal and insurance costs, and a $6.5 million charge to reflect the NRV of inventory as described in Note 2. Total selling, general and administrative expenses decreased $3.9 million during the three months ended June 30, 2022 compared to three months ended June 30, 2021 primarily due to decreases of $8.5 million and $4.8 million in legal and professional fees, respectively, offset by the NRV charge and increases in personnel and insurance costs of $1.9 million and $1.3 million, respectively. We anticipate legal costs will remain substantial in light of our ongoing litigation and the SEC investigation.

Research and Development Expense

Research and development expenses were $10.5 million during the three months ended June 30, 2022, $18.4 million which was attributable to the reimbursement of certain operating costs incurred by the Company between September 1, 2021 and the APA Closing as described in Note 1. Until we initiate commercial production, the costs associated with operating the Lordstown facility are included in Research and Development as they relate to the design and construction of beta and pre-production vehicles, along with manufacturing readiness.

During the second quarter of 2022, we incurred $10.7 million in costs associated with the Lordstown facility. Approximately $8.6 million of those costs would have transferred to Foxconn had the transaction closed prior to the start of the second quarter, rather than May 11, 2022. We will continue to incur certain freight, certain engineering and Endurance specific manufacturing design costs and insurance related to Company assets located at the Lordstown facility. The costs we incurred associated with the Lordstown facility during the second quarter of 2022 were $4.6 million in personnel costs, $2.1 million in freight, $1.2 million in utilities and $2.8 million of other facility and manufacturing costs. There will be a significant decrease in costs associated with the Lordstown facility in the third quarter of 2022 compared to the first and second quarters of 2022, including personnel and general operating and overhead costs now that the Foxconn Transactions have been completed as described in Note 1. However, once we commence commercial sales of the Endurance, we will begin to report cost of goods sold that will represent the direct materials costs, the per vehicle manufacturing fee charged by Foxconn, delivery costs, warranty costs and accruals, and other costs associated with selling vehicles, that together will be substantially more than our anticipated selling price. See Part I - Item 1A. Risk Factors in our Form 10-K and Forms 10-Q for further discussion of the risks related to the commencement of commercial sales

Also included in Research and Development costs are the prototype components used for part, module or system design testing and validation, as well as full production of beta and pre-production vehicles. In the second quarter of 2022, our prototype component costs totaled $1.5 million, a $20.5 million decrease from the second quarter of 2021. The substantial majority of the 2022 costs represented parts used in the production of PPVs. We expect prototype component costs to continue to decrease in subsequent quarters as we prepare for the commercial launch of the Endurance.

All other research and development expenses of $16.7 million decreased $19.8 million during the three months ended June 30, 2022 compared to 2021 primarily due to a $17.3 million decrease in outside engineering services as Endurance development costs decline as we approach commercial production. Costs for engineering personnel totaled $7.7 million in the current period, a decrease of $0.3 million.  As we approach commercial production and deliveries, the costs associated with engineering, testing, certification and validation are expected to increase compared to the expenses incurred in the second quarter of 2022, and decline thereafter.

Gain on Sale

Gain on sale totaled $101.7 million during the three months ended June 30, 2022 which was primarily attributable to the gain on the sale of the Lordstown facility sold to Foxconn as described in Note 1.

Results of Operations for the six months ended June 30, 2022 and 2021

(in thousands)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Net sales	$—	$—
Operating expenses
Selling, general and administrative expenses	55,960	48,187
Research and development expenses [1]	72,374	168,355
Gain on sale	(101,736)	—
Total operating expenses	26,598	216,543
Loss from operations	(26,598)	(216,543)
Other income (expense)
Other income (expense)	499	(17,255)
Interest income	125	387
Loss before income taxes	(25,974)	(233,411)
Income tax expense	—	—
Net loss	$(25,974)	$(233,411)

1Research and development expenses for the six months ended June 30, 2022 are net of $18.4 million in operating expense reimbursements under the APA

Selling, General and Administrative Expense

Selling, general and administration expenses of $56.0 million during the six months ended June 30, 2022 consisted primarily of $18.4 million in legal and insurance costs, $24.6 million in personnel and professional fees, and a $9.4 million charge to reflect the NRV of inventory. Total selling, general and administrative expenses increased $7.8 million during the six months ended June 30, 2022 compared to six ended June 30, 2021 primarily due to the NRV charge for inventory and a $5.9 million increase in personnel costs, offset by decreases of $5.0 million in legal and insurance costs and $2.2 million professional fees. We anticipate legal costs will remain substantial in light of our ongoing litigation and the SEC investigation.

Research and Development Expense

Research and development expenses were $72.4 million during the six months ended June 30, 2022, net of $18.4 million reimbursement of certain operating costs incurred by the Company between September 1, 2021 and the APA Closing as described in Note 1. Until we initiate commercial production, the costs associated with operating the Lordstown facility are included in Research and Development as they relate to the design and construction of beta and pre-production vehicles, along with manufacturing readiness. During the first half of 2022, we incurred $32.7 million in costs associated with the Lordstown facility, including $14.6 million in personnel costs, $7.7 million in freight, $4.5 million in utilities and $5.9 million of other facility and manufacturing costs. During the first half of 2021, we incurred $26.4 million in costs associated with operating the Lordstown facility, including $13.8 million in personnel costs, $3.2 million in utilities, and $9.4 million in other facility operating costs.

Also included in Research and Development costs are the prototype components used for part, module or system design testing and validation, as well as full production of beta and pre-production vehicles. In the six months ended June 30, 2022, our prototype component costs totaled $21.1 million compared to $72.6 million in the same period of 2021. The substantial majority of the 2022 costs represented parts used in the production of PPVs. We expect prototype component costs to continue to decrease in future period as we prepare for the commercial launch of the Endurance.

All other research and development expenses of $36.9 million, a decrease of $32.5 million during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a $32.4 million decrease in outside engineering services and $2.4 million in freight as Endurance development costs decline as we approach commercial production. Costs for engineering personnel totaled $15.0 million in the current period, an increase of $1.2 million compared to the same period of 2021.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $235.7 million and an accumulated deficit of $570.8 million at June 30, 2022 and a net loss of $26.0 million for the six months ended June 30, 2022.

In the first half of 2022, we continued to build PPVs for testing, validation, certification, regulatory approvals, and to demonstrate the capabilities of the Endurance to potential customers. Upon commencing commercial production and sales later in 2022, and for the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. As a result of having insufficient capital to execute our 2022 business plan, we have substantially limited investments in tooling and other aspects of the Endurance and our operations. The trade-offs we are making, including related to hard tooling, are likely to result in higher costs for the Company in the future and are likely to slow or impair future design enhancements or options we may otherwise seek to make available to customers. The Company’s research and development expenses and capital expenditures are significant due to spending needed for PPVs, vehicle validation tests, securing necessary parts/equipment, and utilizing in-house and third-party engineering services. During 2021, the Company experienced the stress that the COVID-19 pandemic put on the global automotive supply chain including with regard to the availability, pricing and lead times for components and raw materials. Furthermore, in 2021 and 2022, we have incurred significant freight charges that in part were higher due to the COVID-19 pandemic and challenging logistics that created delays and higher pricing on standard freight as well as to incur substantially higher expedited freight charges to mitigate delays. The Company expects continued supply chain constraints as well as raw material and other pricing pressures that are likely to negatively impact our cost structure and production timeline. See Part I - Item 1A. Risk Factors in our Form 10-K and Forms 10-Q for further discussion of the risks associated with disruptions to the supply chain.

In addition, in order to secure adequate supply of battery cells, we have an agreement with a certain supplier that obligates us to purchase a minimum volume estimated to be $11.5 million in 2022, subject to change for fluctuations in raw material pricing.

We also have meaningful exposure to material losses and costs related to ongoing litigation and regulatory proceedings for which insurance is unlikely to be available. See Note 5 – Commitments and Contingencies for additional information.

Even with the consummation of and proceeds and other expected benefits from the Foxconn Transactions (see Note 1), we need additional funding to execute our 2022 business plan and achieve scaled production of the Endurance, due to the capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in the hard tooling to lower our bill of materials cost and fund future engineering, operating and corporate expenditures. If we are unable to raise substantial additional capital in the near term, our ability to invest in hard tooling to lower the bill of material cost of the Endurance will be significantly scaled back or curtailed. If the funds raised are insufficient to provide a bridge to full scale commercial production at a profit, our operations could be severely curtailed or cease entirely. Until such time as we have sufficient funds to invest in the necessary actions to reduce our bill of material costs, we will limit our curtail production in order to minimize our losses.

In an effort to alleviate these conditions, management continues to actively seek and evaluate opportunities to raise additional funds through the issuance of equity or debt securities, asset sales, arrangements with strategic partners or obtaining financing from government or financial institutions. We have engaged a financial advisor to advise the Company on additional financing alternatives. No assurances can be given that any such financing will be available on commercially reasonable terms or at all.

As part of our funding efforts, on July 23, 2021, the Company entered into the Equity Purchase Agreement with YA, pursuant to which YA has committed to purchase up to $400 million of our Class A common stock, at our direction from time to time, subject to the satisfaction of certain conditions. During the year ended December 31, 2021, we issued 9.6 million shares to YA and received $49.4 million cash, net of equity issuance costs. During the six months ended June 30, 2022, we issued 6.6 million shares to YA and received $13.7 million cash, net of equity issuance costs.

The actual amount that we raise under the Equity Purchase Agreement will depend on market conditions and limitations in the agreement. In particular, without stockholder approval, the Exchange Cap provision would limit the amount of shares we can issue to 35.1 million shares (unless the average price of all shares sold is $7.48 or higher), including the 16.2 million shares previously issued, and therefore this share limitation and the current market price that would be the basis for the price of the shares of Class A common stock to be sold limit funds we are able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement. As of June 30, 2022, we were in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was $336.2 million which is subject to certain limitations as described above and in Note 7 of the condensed consolidated financial statements. The APA Closing with Foxconn provided more than $257 million in funding for the Company, including the $230 million purchase price and $27.5 million in reimbursements, in addition to the $50 millon purchase of our Class A common stock in October 2021. The Foxconn Transactions represent a shift into a less capital-intensive business. In addition, the Foxconn Joint Venture Agreement provides that Foxconn will make term loans to Lordstown EV in an aggregate original amount not to exceed $45 million as advances are requested by Lordstown EV. Lordstown EV may use the funds only to fund Lordstown EV’s capital commitment of $45 million pursuant to the Foxconn Joint Venture Agreement. To secure its obligations under each Note, Lordstown EV will grant to Foxconn a security interest in (i) all of Lordstown EV’s equity interests in the Foxconn Joint Venture, and (ii) personal property constituting the hub motor assembly lines, battery module assembly lines and battery pack assembly lines. Each outstanding Note will accrue interest at a rate of 7.0% per annum, to be paid-in-kind, and is due on the earlier of (i) the first anniversary of issuance and (ii) December 31, 2025, unless earlier terminated in the event of a default. Pursuant to the Foxconn Joint Venture Agreement, each Note maturing before December 31, 2025 will be refinanced by Foxconn with a new Note in the principal amount equal to the outstanding principal amount of the refinanced Note, plus accrued and unpaid interest thereon, and will have terms otherwise substantively identical to the terms of the refinanced Note. As a result, it is not expected, absent a default, that any amounts will become due under the Notes prior to December 31, 2025. Lordstown EV will be required to prepay each Note and all accrued but unpaid interest thereon with proceeds received upon distributions from the Foxconn Joint Venture or cash proceeds of certain asset dispositions. On June 16, 2022, Lordstown EV requested an initial advance of $13.5 million, which was funded by Foxconn in exchange for the delivery by Lordstown EV of a Note in such amount on June 24, 2022. See Note 1 of the condensed consolidated financial statements for additional details.

As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the significant amount of capital required, the fact that our bill of materials cost is currently, and expected to continue to be, substantially higher than our anticipated selling price, uncertainty surrounding regulatory approval and the performance of the vehicle, meaningful exposure to material losses and costs related to ongoing litigation and the SEC investigation, our performance and investor sentiment with respect to us and our business and industry, as well as our ability to effectively implement and realize the expected benefits of the Foxconn Transactions. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about our ability to continue as a going concern.

Pursuant to the requirements of the FASB’s ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements included in this report are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

See Risk Factors under Part I - Item 1A. of our Form 10-K, and prior Forms 10-Q and below for further discussion of the risks associated with our need for additional financing and loss exposures, among other risks.

Summary of Cash Flows

The following table provides a summary of Lordstown’s cash flow data for the period indicated:

(in thousands)

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Net Cash used by operating activities	$(121,427)	$(171,374)
Net Cash used by investing activities	$(15,990)	$(175,601)
Net Cash provided by financing activities	$129,087	$83,114

Net Cash Used by Operating Activities

For the six months ended June 30, 2022 compared to 2021, net cash used by operating activities decreased by $49.9 million primarily due to changes in working capital and the $17.5 million received from Foxconn for the reimbursement of operating costs.

Net Cash Used by Investing Activities

For the six months ended June 30, 2022 compared to 2021, cash used by investing activities decreased $159.6 million primarily due to lower capital spending in 2022. Cash used by investing activities in 2022 also included a $13.5 million investment into the Foxconn Joint Venture and was net of $37.5 million in proceeds from the sale of capital assets to Foxconn. The $200 million in down payments received prior to closing are reflected as financing proceeds and are reflected as a non-cash transaction when the down payment was applied at the APA Closing and the Company’s repayment obligation was terminated. The capital spending in 2021 represented the early investments to retool the Lordstown Facility, acquire testing equipment and related capabilities, and to prepare for manufacturing.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2022 compared to 2021, cash flows from financing activities increased $46 million. Financing cash flows in 2022 was primarily related to the $100 million down payment received from Foxconn, $13.5 million from proceeds from Foxconn notes payable and $13.7 million from sales under the Equity Purchase Agreement, net of issuance costs. Financing cash flows in 2021 was primarily due to $82.0 million of cash proceeds from the exercise of warrants in 2021.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On June 30, 2022, we had cash and cash equivalents of approximately $235.7 million. We believe that a 10 basis point change in interest rates is likely in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as our remediation efforts are ongoing.

Management’s Remediation Plan

Our management has prepared a remediation plan that is being instituted in 2022 under the oversight of the Audit Committee. The management team has also engaged third-party consultants to assist in the implementation of our remediation plan. The plan involves hiring and training additional qualified personnel and holding personnel accountable to their responsibilities for the operating effectiveness of internal controls over financial reporting. During the six months ended June 30, 2022, the Company hired key professionals to support financial reporting and trained additional qualified personnel. The Company will seek to hire additional qualified personnel during the balance of 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation efforts with regard to the material weakness described above.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

For a description of our legal proceedings, see Note 5 - Commitments and Contingencies of the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Form 10-K and prior Forms 10-Q, except as set forth below. In addition to the risk factor set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K and Forms 10-Q, which could materially affect our business, financial condition or future operating results.

If Lordstown EV fails to fulfill its obligations or remain in compliance with its debt covenants under the Notes, Foxconn could foreclose on significant assets securing the Notes or seek repayment from us, or both, which may have an adverse effect on our business prospects and financial conditions.

Pursuant to the Foxconn Joint Venture Agreement, Foxconn and Lordstown EV are each obligated to make capital contributions to the Foxconn Joint Venture. Foxconn has committed $100 million to the Foxconn Joint Venture, consisting of $55 million in the form of direct capital contributions, and a $45 million loan to Lordstown EV pursuant to the Notes, the proceeds of which will only be used to fund Lordstown EV’s capital contributions to the Foxconn Joint Venture and which are guaranteed by Lordstown EV Sales LLC and the Company. To secure its obligations under the Notes, Lordstown EV will grant to Foxconn a security interest in (i) all of Lordstown EV’s equity interests in the Foxconn Joint Venture, and (ii) personal property constituting the hub motor, battery module and battery pack assembly lines.

On June 16, 2022, Lordstown EV requested an initial advance of $13.5 million, which was funded by Foxconn in exchange for the delivery by Lordstown EV of a Note in such amount on June 24, 2022, and on June 27, 2022, the partners made their initial investments totaling $30 million in the Foxconn Joint Venture pursuant to the Foxconn Joint Venture Agreement.

Lordstown EV’s failure to make payments when due or comply with certain covenants under the Notes may be deemed an event of default, and such default could lead to Foxconn foreclosing on the assets pledged as security under the Notes or seeking repayment of the Notes from us, or both, which could have a material adverse effect on our financial condition, operations, and cash flows. We cannot be certain that Lordstown EV or the Company will maintain sufficient capital to repay the Notes when due or maintain compliance with the covenants under the Notes, and we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, to the extent permitted under the Notes. Further, as a result of covenants restricting our corporate actions and future debt, we may be limited in pursuing certain future financing and transactions that would otherwise be beneficial to our business and operations. Foreclosure on our assets and restrictions on our operations may lead to delays in establishing and developing our electric vehicles. In addition, the Foxconn Joint Venture may not succeed and may be terminated due to the failure to establish a sustainable partnership and our business prospects, financial conditions and operations may be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as described below and previously disclosed in a Current Report on Form 8-K, there were no sales of equity securities during the quarter ended June 30, 2022 that were not registered under the Securities Act.

On May 11, 2022, the Company issued the Foxconn Warrants to Foxconn that are exercisable until May 11, 2025 for 1.7 million shares of Class A common stock at an exercise price of $10.50 per share.

On May 17, 2022, May 23, 2022 and June 6, 2022, pursuant to the Equity Purchase Agreement the Company sold an aggregate of 6.6 million shares of Class A common stock to YA and received $13.7 million cash, net of equity issuance costs.

The shares were issued and sold to accredited investors in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(a)(2) of the Securities Act of 1933.

Item 5. Other Information

On August 3, 2022 (the “Effective Date”), following Mr. Ninivaggi’s appointment as the Company's Executive Chairman of the Board, Mr. Ninivaggi and the Company entered into an amended and restated employment agreement (the “A&R Employment Agreement”), which amends and restates Mr. Ninivaggi’s original Employment Agreement, dated August 26, 2021, as amended by the Amendment to the Employment Agreement, dated November 9, 2021 (the “Prior Employment Agreement”). Pursuant to the A&R Employment Agreement, Mr. Ninivaggi will receive an annual salary in an amount up to $675,000 consisting of (i) a cash component of $450,000 (the “Non-Contingent Base Salary”), and (ii) a contingent component of $225,000 (the “Contingent Base Salary”) payable if the aggregate market value of the Company’s equity securities exceeds the Market Cap Threshold (as defined below). The “Market Cap Threshold” is $750,000 million in 2022, $1 billion in 2023 and $1.25 billion thereafter, measured based on the closing market price of the Class A common stock as quoted on the stock exchange or national market system on which the Class A common stock is then listed for any five (5) consecutive trading days in December of the applicable calendar year. Mr. Ninivaggi and the Company may agree for all or a portion of the Contingent Base Salary to be earned in the form of Class A common stock. Mr. Ninivaggi will also receive an annual bonus with an annual target bonus equal to 80% of the actual amount of his annual salary, based on Company and individual performance and subject to the discretion of the Board of Directors or a committee thereof. For the fiscal year ending December 31, 2022, Mr. Ninivaggi will be entitled to receive an annual bonus at a target equal to 105% of his actual annual salary earned in such year.

Under Mr. Ninivaggi’s employment agreement, if his employment is terminated by the Company without “cause” or by Mr. Ninivaggi resigning for “good reason,” Mr. Ninivaggi is entitled to receive, subject to his execution and non-revocation of a general release of claims, an amount equal to eight months of base salary, calculated based on the amount of the Non-Contingent Base Salary in effect at the time, unless the Market Cap Threshold had been achieved at the time of termination, in which case his full annual salary in effect at the time will be used, and $25,000, and accelerated vesting of all outstanding and unvested equity awards, provided that any outstanding and unvested performance-based restricted stock unit awards will only vest upon achievement of applicable performance metrics. In addition, if Mr. Ninivaggi’s employment is terminated for any reason other than “cause” or Mr. Ninivaggi’s resigns for “good reason,” Mr. Ninivaggi is entitled to receive any actual bonus earned but unpaid as of the date of termination and a prorated target bonus for the year of termination, calculated using the Non-Contingent Base Salary in effect at the time, unless the Market Cap Threshold had been achieved at the time of termination, in which case his full annual salary in effect at the time will be used. Pursuant to his employment agreement, Mr. Ninivaggi is also subject to certain restrictive covenants, including (i) perpetual confidentiality and non-disparagement covenants, (ii) an assignment of inventions covenant and (iii) non-competition and customer and employee non-solicitation covenants during and for the two-year period following any termination of employment.

The foregoing description does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the A&R Employment Agreement, a copy of which is attached hereto as Exhibit 10.7 and incorporated herein by reference.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1

Certificate of Correction of Certificate of Amendment of Lordstown Motors Corp. filed on May 31, 2022 (incorporated by reference to Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022)

10.1

Manufacturing Supply Agreement, dated May 11, 2022, between Lordstown EV Corporation and Foxconn EV System LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2022)

10.2

Limited Liability Company Agreement of MIH EV Design LLC, dated May 11, 2022, among MIH EV Design, LLC, Foxconn EV Technology, Inc. and Lordstown EV Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2022)

10.3

Form of Note, Guaranty and Security Agreement, among Lordstown EV Corporation, Lordstown EV Sales LLC, Lordstown Motors Corp. and Foxconn EV Technology, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2022)

10.4

Amended and Restated Employment Agreement, dated July 12, 2022, between Lordstown Motors Corp. and Edward T. Hightower, amending Employment Agreement, dated November 9, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2022)

10.5

Transition and Consulting Agreement, dated July 11, 2022, between Lordstown Motors Corp. and Jane Ritson-Parsons (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2022)

10.6*	Employment Agreement, dated July 7, 2022, between Lordstown Motors Corp. and Donna L. Bell
10.7*	Amended and Restated Employment Agreement, dated August 3, 2022, between Lordstown Motors Corp. and Daniel Ninivaggi
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification pursuant to 18 U.S.C. 1350
32.2*	Certification pursuant to 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e
LORDSTOWN MOTORS CORP.

Date: August 4, 2022	/s/ Edward T. Hightower Edward T. Hightower Chief Executive Officer and President (Principal Executive Officer)
Date: August 4, 2022	/s/ Adam Kroll Adam Kroll Chief Financial Officer (Principal Financial and Accounting Officer)