Form 10-Q
period 2022-09-30
Lordstown Motors Corp.
filed 2022-11-07
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of November 7, 2022, 216,976,245 shares of the registrant’s Class A common stock were outstanding.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022 (the “Form 10-K”), and in subsequent reports that we file with the Securities and Exchange Commission (the “SEC”), including this Form 10-Q for the quarter ended September 30, 2022, as well as the following:

●	our ability to continue as a going concern, which requires us to manage costs, obtain significant additional funding to execute our business plan, achieve scaled production of the Endurance and develop any additional vehicle programs, and our ability to raise such funding on a reasonable timeline and with suitable terms;
●	our ability to raise sufficient capital, including under the financing arrangements we have established, in order to invest in the tooling that we expect will enable us to eventually lower the Endurance bill of materials cost, continue design enhancements of the Endurance and fund any future vehicles we may develop;
●	the cost and other impacts of contingent liabilities, such as extensive current and future litigation, claims, regulatory proceedings, investigations, complaints, product liability claims, stockholder demand letters, and availability of insurance coverage and/or adverse publicity with respect to these matters, which may have a material adverse effect, whether or not successful or valid, on our liquidity position, market price of our stock, cash projections, business prospects and ability and timeframe to obtain financing (See Note 5 – Commitments and Contingencies);
●	our ability to effectively implement and realize the benefits from our recently completed transactions and agreements with Foxconn (as defined below) under the Asset Purchase Agreement (as defined below), the Contract Manufacturing Agreement (as defined below) and the Investment Agreement (as defined below), which depend on many variables that could include regulatory approval and other closing conditions, our ability to utilize the designs, engineering data and other foundational work of Foxconn, its affiliates, and other members of the MIH consortium as well as other parties, for all such parties to adhere to timelines to develop, commercialize, industrialize, homologate and certify a vehicle in North America, along with variables that are out of the parties' control, such as technology, innovation, adequate funding, supply chain and other economic conditions, competitors, customer demand and other factors, and the funding under the Investment Agreement is subject to regulatory approval and other closing conditions (See Note 1 — Organization and Description of Business and Basis of Presentation and Note 8 – Subsequent Events);
●	our ability to execute our business plan, expansion plans, strategic alliances and other opportunities, including development and market acceptance of our planned products;
●	risks related to our limited operating history, the rollout of our business and the timing of expected business milestones, including the ability to ensure the completion of tooling, establish and maintain appropriate supplier relationships, successfully complete testing, homologation and certification and continue ramp of commercial production (which is currently expected to be slow) and start delivery of the Endurance, in accordance with our projected timeline;
●	our ability to source and maintain suppliers for our critical components and the terms of such arrangements, and our ability to complete building out our supply chain;
●	the availability and cost of raw materials and components, particularly in light of current supply chain disruptions and labor concerns, inflation, and the consequences of such shortages on testing and other activities, which could present challenges that impact the timing of our commercial production;
●	our ability to successfully identify and implement actions that will lower the Endurance bill of materials cost, including sourcing benefits anticipated from our relationship with Foxconn;
●	our ability to obtain binding purchase orders and build customer relationships, including uncertainties as to whether and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●	our ability to deliver on the expectations of customers with respect to the pricing, performance, quality, reliability, safety and efficiency of the Endurance and to provide the levels of after sale service, support and warranty coverage that they will require;
●	the risk that our technology, including our hub motors, do not perform as expected;
●	our ability to conduct business using a direct sales model, rather than through a dealer network used by most other OEMs;
●	our ability to remain in compliance with our financing covenants and the risks associated with having pledged significant assets as collateral for recently incurred indebtedness;
●	the effects of competition on our ability to market and sell vehicles;
●	our ability to attract and retain key personnel and hire additional personnel;
●	the pace and depth of electric vehicle adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our ability to obtain required regulatory approvals and changes in laws, regulatory requirements, interpretations of existing law, governmental incentives and fuel and energy prices;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	cybersecurity threats and breaches and compliance with privacy and data protection laws;
●	failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures; and
●	the possibility that we may be adversely affected by other economic, geopolitical, business and/or competitive factors, including rising interest rates and the direct and indirect effects of the war in Ukraine.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

(in thousands except for share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS:
Current Assets
Cash and cash equivalents	$154,232	$244,016
Short-term investments	49,304	—
Inventory, net	11,180	—
Prepaid expenses and other current assets	37,462	47,121
Total current assets	$252,178	$291,137
Property, plant and equipment	220,020	382,746
Intangible assets	1,000	1,000
Other non-current assets	27,882	13,900
Total Assets	$501,080	$688,783
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$15,634	$12,098
Accrued and other current liabilities	57,014	35,507
Purchase price down payment from Foxconn	—	100,000
Note payable to Foxconn	13,500	—
Total current liabilities	$86,148	$147,605
Warrant and other non-current liabilities	2,495	1,578
Total liabilities	$88,643	$149,183
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized; 216,904,965 and 196,391,349 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$22	$19
Additional paid in capital	1,137,628	1,084,390
Accumulated deficit	(725,213)	(544,809)
Total stockholders’ equity	$412,437	$539,600
Total liabilities and stockholders' equity	$501,080	$688,783

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Statements of Operations

(in thousands except for per share data)

(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$—	$—	$—	$—
Operating expenses
Selling, general and administrative expenses	60,145	31,281	116,105	79,468
Research and development expenses [1]	19,839	56,890	92,213	225,246
Impairment of fixed assets	74,865	—	74,865	—
Amortization of intangible assets	—	11,111	—	11,111
Gain on sale	—	—	(101,736)	—
Total operating expenses	$154,849	$99,282	$181,447	$315,825
Loss from operations	(154,849)	(99,282)	$(181,447)	$(315,825)
Other (expense) income
Other (expense) income	(643)	3,467	(144)	(13,788)
Interest income	1,062	9	1,187	396
Loss before income taxes	$(154,430)	$(95,806)	$(180,404)	$(329,217)
Income tax expense	—	—	—	—
Net loss	$(154,430)	$(95,806)	$(180,404)	$(329,217)
Income (loss) per share attributable to common shareholders
Basic	(0.73)	(0.54)	(0.89)	(1.86)
Weighted-average number of common shares outstanding
Basic	211,946	178,761	203,147	176,573

1	Research and development expenses for the nine months ended September 30, 2022 are net of $18.4 million in operating expense reimbursements as described in Note 1.

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Statements of Stockholders’ Equity/(Deficit)

(in thousands)

(unaudited)

	Three Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	205,871	$21	$1,106,521	$(570,783)	$535,759
Issuance of common stock	—	—	—	—	—
RSU Vesting	132	—	—	—	—
Common stock issued under the Equity Purchase Agreement	10,902	1	26,704	—	26,705
Stock compensation	—	—	4,403	—	4,403
Net income	—	—	—	(154,430)	(154,430)
Balance at September 30, 2022	216,905	$22	$1,137,628	$(725,213)	$412,437

	Three Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	176,606	$18	$966,837	$(367,852)	$599,003
Issuance of common stock	1,522	—	2,724	—	2,724
Common stock issued under the Equity Purchase Agreement	3,947	—	20,000		20,000
Stock compensation	—	—	6,585	—	6,585
Net loss	—	—	—	(95,806)	(95,806)
Balance at September 30, 2021	182,075	$18	$996,146	$(463,658)	$532,506

	Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	196,391	$19	$1,084,390	$(544,809)	$539,600
Issuance of common stock	1,106	1	1,852	—	1,853
RSU Vesting	1,944	—	—	—	—
Common stock issued under the Equity Purchase Agreement	17,464	2	40,437		40,439
Stock compensation	—	—	10,949	—	10,949
Net loss	—	—	—	(180,404)	(180,404)
Balance at September 30, 2022	216,905	$22	$1,137,628	$(725,213)	$412,437

	Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	168,008	$17	$765,162	$(134,441)	$630,738
Issuance of common stock	2,136	—	3,822	—	3,822
Common stock issued for exercise of warrants	7,984	1	194,797	—	194,798
Common stock issued under Equity Purchase Agreement	3,947	—	20,000		20,000
Stock compensation	—	—	12,365	—	12,365
Net loss	—	—	—	(329,217)	(329,217)
Balance at September 30, 2021	182,075	$18	$996,146	$(463,658)	$532,506

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net loss	$(180,404)	$(329,217)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	10,949	12,365
Gain on disposal of fixed assets	(101,736)	—
Impairment of fixed assets	74,865	—
Amortization of intangible assets	—	11,111
Other non-cash changes	26,108	13,903
Changes in assets and liabilities:
Accounts receivables	—	21
Inventory	(36,695)	—
Prepaid expenses and other assets	10,289	(3,001)
Accounts payable	5,120	10,929
Accrued expenses and other liabilities	20,482	37,649
Net Cash used by operating activities	$(171,022)	$(246,240)
Cash flows from investing activities
Purchases of capital assets	$(50,563)	$(255,528)
Purchases of short-term assets	(49,304)	—
Investment in Foxconn Joint Venture	(13,500)	—
Proceeds from the sale of capital assets	38,813	—
Net Cash used by investing activities	$(74,554)	$(255,528)
Cash flows from financing activities
Proceeds from notes payable	$13,500	$82,016
Down payments received from Foxconn	100,000	—
Issuance of common stock	1,853	3,822
Proceeds from Equity Purchase Agreement with YA, net of issuance costs	40,439	20,000
Net Cash provided by financing activities	$155,792	$105,838
Decrease in cash and cash equivalents	$(89,784)	$(395,930)
Cash and cash equivalents, beginning balance	244,016	629,761
Cash and cash equivalents, ending balance	$154,232	$233,831

Non-cash items
Derecognition of Foxconn down payments for sale of capital assets	$200,000	$—
Capital assets acquired with payables	$2,162	$10,793

See Notes to Condensed Consolidated Financial Statements

LORDSTOWN MOTORS CORP

NOTES TO INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Lordstown Description of Business

Lordstown Motors Corp., a Delaware corporation (“Lordstown,” the “Company” or “we”), is an original equipment manufacturer (“OEM”) of electric light duty vehicles focused on the commercial fleet market. Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. In September of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly. Production volume is expected to ramp slowly primarily as a result of supply chain constraints, with engineering readiness, quality, and part availability continuing to govern the speed of launch. We anticipate sales starting in the fourth quarter of 2022 subject to full homologation, testing and required certification. We intend to design, develop, engineer, test and industrialize all-electric commercial vehicles (“EC Vehicles”) leveraging the Foxconn ecosystem, including its Mobility-in-Harmony (“MIH”) consortium, which would also be built at the Foxconn Ohio plant.

Foxconn Transactions

The Company has entered into a series of transactions with affiliates of Hon Hai Technology Group (“HHTG”; either HHTG or applicable affiliates of HHTG are referred to herein as “Foxconn”), beginning with the Agreement in Principal that was announced on September 30, 2021, pursuant to which we entered into definitive agreements to sell our manufacturing facility in Lordstown, Ohio under an Asset Purchase Agreement, outsource manufacturing of the Endurance to Foxconn under a Contract Manufacturing Agreement, and established the Foxconn Joint Venture (as defined below) for the development of other electric vehicles that included $100 million of capital commitment from Foxconn, of which $45 million was made available to us to fund our 45% share under the Notes (as defined below), each discussed in greater detail below.

On November 7, 2022, we entered into an Investment Agreement with Foxconn under which Foxconn agreed to purchase $70 million of our Class A common stock and up to $100 million in convertible preferred stock, subject to certain conditions, including regulatory approvals and achievement of vehicle development milestones established by the parties (the “Investment Agreement”). Pursuant to the Investment Agreement, the parties have agreed to terminate the Foxconn Joint Venture and cause development activities to be undertaken directly by us. (See Note 8 – Subsequent Events.)

The Asset Purchase Agreement, Contract Manufacturing Agreement, the Joint Venture Agreement, Note, Security and Guarantee Agreement and the Investment Agreement together are herein referred to as the “Foxconn Transactions.”

Closing of the APA with Foxconn

On May 11, 2022, Lordstown EV Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Lordstown EV”), closed the transactions contemplated by the asset purchase agreement with Foxconn EV Technology, Inc., an Ohio corporation, and an affiliate of HHTG, dated November 10, 2021 (the “Asset Purchase Agreement” or “APA” and the closing of the transactions contemplated thereby, the “APA Closing”).

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

The purchase price for the Lordstown facility consisted of $230 million and a reimbursement payment for certain operating and expansion costs incurred by Lordstown EV from September 1, 2021 until the APA Closing. Foxconn made down payments of the purchase price totaling $200 million through April 15, 2022, of which $100 million was received during the nine months ended September 30, 2022. The $30 million balance of the purchase price and a reimbursement payment of approximately $27.5 million were paid at the APA Closing; $17.5 million was attributable to the reimbursement of certain operating expenses reported in research and development and $10 million was attributable to expansion costs. Under the terms of the APA, the $17.5 million reimbursement costs were an estimate which was subsequently increased to $18.4 million as of September 30, 2022.

Research and development costs are presented net of the $18.4 million reimbursement of costs by Foxconn for the nine months ended September 30, 2022. Included in the $18.4 million reimbursement were approximately $7.7 million of research and development costs incurred in 2021. Of the $10 million expansion costs, $7.5 million is attributable to assets sold to Foxconn at the APA Closing with the remaining $2.5 million being a prepayment for open purchase orders as of the APA Closing related to expansion costs. Also in connection with the APA Closing, the Company issued warrants to Foxconn that are exercisable until the third anniversary of the APA Closing for 1.7 million shares of Class A common stock at an exercise price of $10.50 per share (the “Foxconn Warrants”). In October 2021, prior to entering into the APA, Foxconn purchased 7.2 million shares of the Company’s Class A common stock for approximately $50.0 million.

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

The CMA requires Foxconn to use commercially reasonable efforts to assist with reducing component and logistics costs, and otherwise improving the commercial terms of procurement with suppliers, and the parties to work together to reduce the overall bill of materials cost of the Endurance. Foxconn conducts testing in accordance with procedures established by us and we are generally responsible for all motor vehicle regulatory compliance and reporting. The Contract Manufacturing Agreement also allocates responsibility between the parties for other matters, including component defects, quality assurance and warranties of manufacturing and design. Foxconn invoices us for manufacturing costs on a fee per vehicle produced basis, and to the extent purchased by Foxconn, component and other costs. Production volume and scheduling are based upon rolling weekly forecasts we provide that are generally binding only for a twelve-week period, with some ability to vary the quantities of vehicle type.

The CMA became effective on May 11, 2022 and continues for an initial term of 18 months plus a 12-month notice period in the event either party seeks to terminate the agreement. In the event no party terminates the Contract Manufacturing Agreement following the initial term, it will continue on a month-to-month basis unless terminated upon 12 months’ prior notice. The CMA can also be terminated by either party due to a material breach of the agreement and will terminate immediately upon the occurrence of any bankruptcy event.

Foxconn Joint Venture Agreement

Also in connection with the APA Closing, Lordstown EV and Foxconn entered into a Limited Liability Company Agreement (the “Foxconn Joint Venture Agreement”) and filed a Certificate of Formation on May 11, 2022 to form MIH EV Design LLC, a Delaware limited liability company, as a joint venture to design, develop, test and industrialize EC Vehicles (the “Foxconn Joint Venture”). Foxconn committed $100 million to the Foxconn Joint Venture, consisting of $55 million in the form of direct capital contributions, and a $45 million loan to Lordstown EV pursuant to and on the conditions set forth in the Notes (as defined below), the proceeds of which are only to be used to fund our capital contributions to the Foxconn Joint Venture. Initially, Foxconn has an ownership interest in the Foxconn Joint Venture of 55% and Lordstown EV has a 45% interest. On June 24, 2022, Foxconn made its initial investment totaling $16.5 million in the Foxconn Joint Venture pursuant to the Foxconn Joint Venture Agreement. Lordstown EV’s 45% share, or $13.5 million, was invested with proceeds from issuance of the Notes on June 27, 2022. The initial funding was provided in anticipation of funding to be agreed upon vehicle development activities. Pursuant to the Investment Agreement entered into on November 7, 2022, the parties have agreed to terminate the Foxconn Joint Venture and will no longer be subject to their capital commitments. In connection with the termination, all remaining funds held by the Foxconn Joint Venture will be distributed to Foxconn as a distribution for amounts contributed by it and as a repayment in full of any loans advanced by it to Lordstown EV. (See Note 8 – Subsequent Events.) The following description of the Foxconn Joint Venture and the Notes reflect the terms in effect until the termination of the obligations of the parties with respect to the Foxconn Joint Venture is effected by the parties as a condition to the closing of the initial funding under the Investment Agreement.

The Foxconn Joint Venture Agreement contemplates a license to the Foxconn Joint Venture to use certain intellectual property owned by Foxconn and its affiliated entities relating to certain automotive related designs (the “FX IP”) to develop EC Vehicles, with the Foxconn Joint Venture owning all intellectual property rights it develops (other than the FX IP). The Foxconn Joint Venture Agreement also contemplates an exclusive license of all intellectual property owned by the Foxconn Joint Venture relating to any EC Vehicle designed by the Foxconn Joint Venture to Lordstown EV for use in the North American commercial market, and to Foxconn for use outside of North America, each subject to customary and reasonable licensing fees. The parties have not yet entered into these licensing arrangements.

The Foxconn Joint Venture Agreement provides for oversight of the Foxconn Joint Venture by a five-person management board with Foxconn initially having the right to appoint three members and Lordstown EV initially having the right to appoint two members. Certain major decisions, including, but not limited to, the approval of budgets, raising additional equity, incurring third party indebtedness, mergers, related party transactions, dissolution and increases in the size of the management board, require the consent of at least one member of the management board appointed by Lordstown EV for so long as we own at least 30% of the Foxconn Joint Venture. Other than with respect to certain customary permitted transfers, neither Lordstown EV nor Foxconn is permitted to transfer its interest in the Foxconn Joint Venture for a period of three years following the formation of the Foxconn Joint Venture. Thereafter, each party has a right of first refusal and a tag-along right with respect to any proposed transfer by the other party.

Under the Foxconn Joint Venture Agreement, we are designated as Foxconn’s primary development partner in North America. The Foxconn Joint Venture Agreement provides for our development of a portfolio of electric vehicles targeting commercial fleet customers, built at the Lordstown, Ohio plant using the advanced designs from Foxconn and its affiliates. The agreement also provides that Foxconn will supply the FX IP for the vehicles to be customized for and homologated in North America by the Foxconn Joint Venture, along with certain vehicle components and subsystems, enabling us to leverage Foxconn’s manufacturing expertise, supply-chain network and extensive experience in software development and integration (key capabilities in the production of EVs) to complement our EV design, development, engineering and homologation contributions.

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

To secure its obligations under the Notes, Lordstown EV has granted Foxconn a security interest in (i) all of Lordstown EV’s equity interests in the Foxconn Joint Venture, and (ii) personal property constituting the hub motor, battery module and battery pack assembly lines, among other assets. We may use the proceeds only to fund our capital commitment of $45 million to the Foxconn Joint Venture, pursuant to the Foxconn Joint Venture Agreement. Pursuant to the Investment Agreement, the parties have agreed to terminate the Foxconn Joint Venture and the parties will no longer be subject to their capital commitments. In connection with the termination, all remaining funds held by the Foxconn Joint Venture will be distributed to Foxconn as a distribution for amounts contributed by it and as a repayment in full of any loans advanced by it to Lordstown EV and the security interest in the assets of the Company will be released.

The Notes will accrue interest at a rate of 7.0% per annum, to be paid-in-kind, and are due on the earlier of (i) the first anniversary of issuance and (ii) December 31, 2025, unless earlier terminated in the event of a default. Pursuant to the Foxconn Joint Venture Agreement, each Note maturing before December 31, 2025 will be refinanced by Foxconn with a new Note in the principal amount equal to the outstanding principal amount of the refinanced Note, plus accrued and unpaid interest thereon, and will have terms substantively identical to the terms of the refinanced Note. Events of default include, among other things, the breach of certain covenants or representations, defaults under other loans or obligations, judgments, orders or claims not vacated or otherwise paid, involvement in bankruptcy proceedings, an occurrence of a change of control or the loss of any material collateral (as such terms are defined in the Notes). Each Note is to contain negative covenants which, while in effect, restrict the Note Parties from, among other things, incurring certain types of other debt (subject to various baskets), making certain expenditures or investments, any mergers or other fundamental changes, or changing the character of the Note Parties’ businesses. While it is not intended that any amounts will become due under the Notes prior to December 31, 2025, each Note has a term of one year and the refinancing of each Note is subject to certain conditions, including the absence of an event of default. Given the risk of the incurrence of an event of default, we classified the Notes as a current liability.

Each Note and all accrued but unpaid interest thereon may be prepaid, in whole or in part, at any time or from time to time, without any penalty or premium. Lordstown EV is required to prepay each Note and all accrued but unpaid interest thereon with proceeds received upon distributions from the Foxconn Joint Venture or cash proceeds of certain asset dispositions.

Ongoing Operations

We need additional funding to execute our business plan that includes scaling production of the Endurance and developing other vehicles, due to the capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in the hard tooling to lower our bill of materials cost and fund future engineering and corporate expenditures. By entering into the Investment Agreement with Foxconn, subject to the conditions set forth in the Investment Agreement, we expect to receive approximately $52.7 million from the issuance of our Class A common stock and Preferred Stock (as defined below) in the fourth quarter of 2022, of which approximately $22.7 million can be used for general corporate purposes and $30 million is restricted for use in connection with the planning, designing, developing, engineering, testing, industrializing, certifying, homologating and launching one or more electric vehicles in collaboration with Foxconn (the “EV Program”). The additional capital that may be available to us under the Investment Agreement is subject to regulatory approvals and achieving certain program milestones, among other conditions. Notwithstanding this funding arrangement, we will continue to require substantial additional capital in order to fulfill our business plans under the EV Program and otherwise. No assurance can be given that we will successfully or timely implement the terms of the Investment Agreement or be able to realize the potential benefits of the Foxconn Transactions and otherwise.

As discussed under Note 8 – Subsequent Events and Part II, Item 5. Other Events, on November 7, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell up to approximately 50.2 million shares of its Class A common stock from time to time through Jefferies (the “ATM Offering”). The Company intends to file a prospectus supplement, concurrent with this Form 10-Q, with the Securities and Exchange Commission in connection with the ATM Offering (the “Prospectus Supplement”) under the Company’s existing shelf Registration Statement on Form S-3 (File No. 333-267052), which became effective on September 2, 2022 (the “Registration Statement”). The Company is not obligated to make any sales of shares of Class A common stock under the Sales Agreement. Actual sales will depend on a variety of factors and no assurance can be given that the Company will sell any shares of Class A common stock under the Sales Agreement, or, if it does, as to the price or amount of the shares that it sells or the dates when such sales will take place and, even if funds are raised under the ATM Offering, the Company will require additional financing to execute its business plan. It is expected that the Sales Agreement will replace our existing Equity Purchase Agreement (as defined below) with YA II PN, LTD. (“YA”). See Note 8 – Subsequent Events and Part II, Item 5. Other Events for additional information.

We continue to explore all financing alternatives as our operations are anticipated to require significant capital for the foreseeable future, along with maintaining liquidity in excess of our targeted minimum liquidity of $75 million to $100 million. We are also seeking strategic partners, including other automakers, to provide additional capital and other support to enable us to scale the Endurance program and to develop new vehicle programs in coordination with Foxconn or otherwise. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all.

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

Pursuant to the requirements of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these unaudited condensed consolidated interim financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the unaudited condensed consolidated interim financial statements are issued. When substantial doubt exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the unaudited condensed consolidated interim financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated interim financial statements are issued.

We had cash, cash equivalents and short-term investments of approximately $203.5 million and an accumulated deficit of $725.2 million at September 30, 2022 and a net loss of $180.4 million for the nine months ended September 30, 2022. Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. In September of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly. Production volume is expected to ramp slowly primarily as a result of supply chain constraints, with engineering readiness, quality, and part availability continuing to govern the speed of launch. We anticipate sales starting in the fourth quarter of 2022 subject to full homologation, testing and required certification.

The Company’s ability to continue as a going concern is dependent on our ability to effectively implement and realize the benefits of the Foxconn Transactions, raise substantial additional capital, complete the development of the Endurance, obtain regulatory approval, launch the sale of the Endurance and develop additional vehicles. The Company’s current level of cash and cash equivalents are not sufficient to execute our business plan, achieve scaled production of the Endurance due to the substantial additional capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in the hard tooling to lower our bill of materials cost and fund future engineering and corporate expenditures. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements. As a result of having insufficient capital to execute our business plan, we have substantially limited investments in tooling and other aspects of the Endurance and our operations. The trade-offs we are making, including related to hard tooling, are likely to result in higher costs for the Company in the future and are likely to slow or impair future design enhancements or options we may otherwise seek to make available to Endurance customers.

Our research and development expenses and capital expenditures are significant due to spending needed to achieve certification, homologation and all the related activities to commence commercial sale of the Endurance. During 2021, we experienced the stress that the COVID-19 pandemic put on the global automotive supply chain. Furthermore, in 2021 and 2022, we have incurred significant freight charges due in part to the COVID-19 pandemic and challenging logistics that created delays and higher pricing on standard freight, as well as substantially higher expedited freight charges to mitigate delays. The Company expects continued supply chain constraints including the availability of and long lead times for components, as well as raw materials and other pricing pressures that are likely to negatively impact our cost structure and production timeline. We also have meaningful exposure to material losses and costs related to ongoing litigation for which insurance has been denied for certain claims and may be unavailable for those and other claims. See Note 5 – Commitments and Contingencies for additional information.

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

As further described in Note 7, on July 23, 2021, the Company entered into the Equity Purchase Agreement with YA, pursuant to which YA has committed to purchase up to $400 million of its Class A common stock, at the Company’s direction from time to time, subject to the satisfaction of certain conditions (the “Equity Purchase Agreement”). During the nine months ended September 30, 2022, the Company issued 17.5 million shares to YA and received $40.4 million, net of equity issuance costs. During the nine months ended September 30, 2021, the Company issued 3.9 million shares to YA and received $20.0 million, net of equity issuance costs. The actual amount that the Company may raise under this agreement will depend on market conditions and limitations in the agreement. In particular, without stockholder approval, the amount of shares the Company can issue would be limited to up to 35.1 million shares (unless the average price of all shares sold is $7.48 or higher) (the “Exchange Cap”), less the 27.1 million shares already issued, and therefore this share limitation and the current market price that would be the basis for the price of the shares of Class A common stock to be sold limit the funds the Company is able to raise to significantly less than the original $400 million commitment under the Equity Purchase Agreement. As of September 30, 2022, the Company was in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was limited to approximately 8 million shares due to the conditions described above. In addition, it is expected that the Sales Agreement will replace the Equity Purchase Agreement as the means for the Company to obtain financing through the periodic sale of Class A common stock in at-the-market transactions, subject to various conditions and limitations, and the Equity Purchase Agreement will be terminated. See Note 8 – Subsequent Events and Part II, Item 5. Other Events for additional information.

On May 11, 2022, pursuant to the APA Closing, the Company sold the Lordstown facility to Foxconn for $230 million and a reimbursement payment for certain operating and expansion costs incurred by the Company from September 1, 2021 through the APA Closing (see – Closing of the APA with Foxconn).

Foxconn made down payments of the purchase price totaling $200 million through April 15, 2022, of which $100 million was received during the nine months ended September 30, 2022, and the $30 million balance of the purchase price as well as a reimbursement payment of approximately $27.5 million were paid at the APA Closing. Under the terms of the APA, the $17.5 million reimbursement costs were an estimate which was subsequently increased to $18.4 million as of September 30, 2022, and on October 13, 2022, the final settlement payment was received.

In addition to providing the Company with additional capital, the Foxconn Transactions provide opportunity for the benefits of scaled manufacturing, more cost-effective access to certain raw materials, components and inputs, and will reduce the overhead costs associated with the Lordstown facility that were previously borne by the Company. In connection with the Foxconn Joint Venture Agreement, Foxconn committed to make term loans to Lordstown EV exclusively to fund our capital commitments to the Foxconn Joint Venture in an aggregate original principal amount not to exceed $45 million pursuant to Notes. As of September 30, 2022, $13.5 million was borrowed by Lordstown EV under a Note dated June 24, 2022. Under the Investment Agreement, the parties have agreed to terminate the Foxconn Joint Venture and the parties will no longer be subject to their capital commitments. In connection with the termination, all remaining funds held by the Foxconn Joint Venture will be distributed to Foxconn as a distribution for amounts contributed by it and as a repayment in full of any loans advanced by it to Lordstown EV.

By entering into the Investment Agreement with Foxconn, subject to the conditions set forth in the Investment Agreement, we expect to receive approximately $52.7 million from the issuance of our Class A common stock and Preferred Stock in the fourth quarter of 2022, of which approximately $22.7 million can be used for general corporate purposes and $30 million is restricted for use in connection with the EV Program. The additional capital that may be available to us under the Investment Agreement is subject to regulatory approvals and achieving certain program milestones, among other conditions. Notwithstanding this funding arrangement, we will continue to require substantial additional capital in order to fulfill our business plans under the EV Program and otherwise. (See Note 8 - Subsequent Events for additional information.)

As we seek additional sources of financing and strategic partners, there can be no assurance that such financing would be available to us on favorable terms or at all. The Company’s ability to obtain additional financing is subject to several factors, including market and economic conditions, the significant amount of capital required, the fact that the Endurance bill of materials cost is currently, and expected to continue to be, substantially higher than the anticipated selling price of the Endurance, uncertainty surrounding regulatory approval and the performance of the vehicle, meaningful exposure to material expenses and losses related to ongoing litigation, the market price of our stock, our performance and investor sentiment with respect to the Company and our business and industry, as well as our ability to effectively implement and realize the expected benefits of the Foxconn Transactions. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about the Company’s ability to continue as a going concern. If we are unable to raise substantial additional capital in the near term, our operations and production plans will be scaled back or curtailed. If the funds raised are insufficient to provide a bridge to full commercial production at a profit, our operations could be severely curtailed or cease entirely and we may not realize any significant value from our assets.

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

Asset impairment loss calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, production levels, product costs, market supply and demand, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The assessment of whether an asset group should be classified as held and used or held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale. Actual asset impairment losses could vary considerably from estimated impairment losses if actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values.

Cash, cash equivalents and short-term investments

Cash includes cash equivalents which are highly liquid investments that are readily convertible to cash. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2022 our cash and cash equivalents totaled approximately $154.2 million. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Our short-term investments consist primarily of liquid investment grade commercial paper, which are diversified among individual issuers, including non-U.S. governments, non-U.S. governmental agencies, supranational institutions, banks and corporations. At September 30, 2022, we had short-term investments with a fair value of approximately $49.3 million with maturities in January and February of 2023. The short-term investments are accounted for as available-for-sale securities. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

The Company maintains its cash in bank deposit and securities accounts that exceed federally insured limits. We have not experienced significant losses in such accounts and management believes it is not exposed to material credit risk.

Inventory and Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (“LCNRV”). Net realizable value (“NRV”) is the estimated future selling price of the inventory in the ordinary course of business. Non-cash charges to reflect the NRV of inventory on hand are recorded within Selling, General & Administrative expenses in the Company’s condensed consolidated statement of operations.

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

Long-lived assets, such as property, plant, and equipment are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. See Note 4 for details regarding our impairment.

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

Warrants

The Company accounts for the Public Warrants (as defined below), the Private Warrants (as defined below) and the Foxconn Warrants as described in Note 3 in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which the Public Warrants, the Private Warrants and the Foxconn Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Public Warrants, the Private Warrants and the Foxconn Warrants as liabilities at their fair value and adjusts the Public Warrants, the Private Warrants and the Foxconn Warrants to fair value at each reporting period or at the time of settlement. Any change in fair value is recognized in the statement of operations.  The Company accounts for the BGL Warrants as equity as these warrants qualify as share-based compensation under ASC Topic 718.

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

Recent accounting pronouncements

In February 2016, FASB issued ASU 2016-02, Leases, and has subsequently issued several supplemental and/or clarifying ASUs (collectively, “ASC 842”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASC 842 effective January 1, 2021, but there was no material impact on the condensed consolidated financial statements.

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

The Company has short-term investments which are primarily commercial paper that are classified as Level II. The valuation inputs for the short-term investments are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

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

During the nine months ended September 30, 2021, approximately 6.7 million Public Warrants and 0.6 million of the Private Warrants were exercised which resulted in cash proceeds of $82.0 million. As of December 31, 2021 and September 30, 2022, there were 2.3 million Private Warrants, 1.6 million BGL Warrants and no Public Warrants outstanding. Additionally, as of September 30, 2022, there were also 1.7 million Foxconn Warrants outstanding.  The fair value of the Foxconn Warrants was $0.3 million at issuance. The Public Warrants, the Private Warrants and the Foxconn Warrants are classified as a liability with any changes in the fair value recognized immediately in our condensed consolidated statements of operations.

The following table summarizes the net (loss) gain on changes in fair value (in thousands) related to the Public Warrants, the Private Warrants, and the Foxconn Warrants:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Public Warrants	$—	$—	$—	$(27,180)
Private Warrants	(523)	3,344	(246)	12,263
Foxconn Warrants	(238)	—	(238)	—
Net (loss) gain on changes in fair value	$(761)	$3,344	$(484)	$(14,918)

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

The stock price volatility rates utilized were 90% and 50% for the valuations as of September 30, 2022 and December 31, 2021, respectively. This assumption considers observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants and the Foxconn Warrants, as well as the volatility implied by the traded options of the Company. The risk-free rates utilized were 4.173% and 1.123% for the valuations as of September 30, 2022 and December 31, 2021, respectively, for the Private Warrants.  The risk-free rate utilized for the valuation of the Foxconn Warrants as of September 30, 2022 was 4.173%.

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
September 30, 2022
Cash and cash equivalents	$154,232	$154,232	$—	$—
Short-term investments	49,304	—	49,304	—
Private Warrants	731	—	—	731
Foxconn Warrants	561	—	—	561

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2021
Cash and cash equivalents	$244,016	$244,016	$—	$—
Short-term investments	—	—	—	—
Private Warrants	485	—	—	485

The following table summarizes the changes in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2021	Additions	Settlements	Loss on fair value adjustments included in earnings	Balance at September 30, 2022
Private Warrants	$485	—	—	246	$731
Foxconn Warrants	—	323	—	238	561

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

(in thousands)

	September 30, 2022	December 31, 2021
Property, Plant & Equipment
Land	$—	$326
Buildings	—	6,223
Machinery and equipment	43,723	39,073
Tooling	127,225	—
Construction in progress	49,072	337,124
	$220,020	$382,746
Less: Accumulated depreciation	—	—
Total	$220,020	$382,746

As of December 31, 2021, construction in progress included manufacturing equipment, operating equipment and other general assets, retooling and construction at the Company's facilities in Lordstown, Ohio, Farmington Hills, Michigan, and Irvine, California, along with tooling held at various supplier locations. During the nine months ended September 30, 2022, the Company sold its manufacturing facility, certain equipment, and other assets located in Lordstown, Ohio and recorded a gain of $101.7 million. We continue to own our hub motor assembly line, as well as our battery module and pack line assets, certain tooling and other excluded assets. As all of our fixed assets currently support the production of the Endurance, we determined that our assets represent one asset group as this is the lowest level for which identifiable cash flows are available. In September of 2022, we began commercial production with two vehicles completing assembly and completed assets were transferred to their respective asset classes. Depreciation during the quarter ended September 30, 2022 was immaterial.

As of the end of the fiscal years ended December 31, 2020 and December 31, 2021, the Company determined that there was a substantial doubt in our ability to continue as a going concern. Our capital constraints have limited our ability to: (a) invest in hard tooling for scaled production of the Endurance and (b) establish multi-year production volumes consistent with our suppliers’ expectations. These factors together result in a bill of materials (“BOM”) cost for the Endurance that is significantly higher than the expected selling price.

As of September 30, 2022, property, plant, and equipment was reviewed for potential impairment for recoverability by comparing the carrying amount of our asset group to estimated undiscounted future cash flows expected to be generated by the asset group. As the carrying amount of our asset group exceeds its estimated undiscounted future cash flows, we recognized a $74.9 million charge based on the difference between the carrying value of the fixed assets and their fair value. The fair value was based on total enterprise value using level 1 inputs as we believe this technique results in the highest and best use of a hypothetical marketplace participant. Additional impairments could occur in future periods.

As of September 30, 2022, construction in progress primarily includes certain production equipment and tooling not yet placed in service and uninstalled equipment acquired for higher capacity production, and general assets at Farmington Hills, Michigan, and Irvine, California.

We outsource all of the manufacturing of the Endurance and operation of certain remaining assets to Foxconn under the Contract Manufacturing Agreement.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered into a supply agreement with Samsung to purchase lithium-ion cylindrical battery cells. The agreement provides for certain pricing and minimum quantity parameters, including our obligation to purchase such minimum amounts, subject to change for increases in raw material pricing. The agreement was amended for 2022 such that our minimum obligations for the year were satisfied as of September 30, 2022.

The Company is subject to extensive pending and threatened legal proceedings arising in the ordinary course of business and we have already incurred, and expect to continue to incur, significant legal expenses in defending against these claims. The Company records a liability for loss contingencies in the condensed consolidated interim financial statements when a loss is known or considered probable and the amount can be reasonably estimated. The Company has and may in the future enter into discussions regarding settlement of these matters, and may enter into settlement agreements if it believes it is in the best interest of the Company. Settlement by the Company or adverse decisions with respect to the matters disclosed, individually or in the aggregate, may result in liability material to the Company’s condensed consolidated results of operations, financial condition or cash flows.

During the three and nine months ended September 30, 2022, the Company recorded accruals of $30.0 million and $32.0 million, respectively, for certain of its outstanding legal proceedings within Accrued and other current liabilities on its Consolidated Balance Sheet. The accrual is based on current information, legal advice and the potential impact of the outcome of one or more claims on related matters and may be adjusted in the future based on new developments. This accrual does not reflect a full range of possible outcomes for these proceedings or the full amount of any damages alleged, which are significantly higher. Furthermore, the Company may use Class A common stock as consideration in any settlement. While the Company believes that additional losses beyond current accruals are likely, and any such additional losses may be significant, it cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

Lordstown was notified by its primary insurer under our post-merger directors and officers insurance policy that the insurer is taking the position that no coverage is available for the consolidated securities class action, various shareholder derivative actions, the consolidated stockholder class action, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York described below, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The insurer has identified other potential coverage issues as well. Excess coverage attaches only after the underlying insurance has been exhausted, and generally applies in conformance with the terms of the underlying insurance. Lordstown is analyzing the insurer’s position, and intends to pursue any available coverage under this policy and other insurance. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which could be significant. The insurers in our Side A D&O insurance program, providing coverage for individual directors and officers in derivative actions and certain other situations, have not denied coverage on this basis or otherwise.

Legal fees and costs of litigation or an adverse judgment or settlement in any one or more of our ongoing litigation matters that are not insured or that is in excess of insurance coverage could significantly exceed our current accrual and ability to pay. This would have a material adverse effect on our financial position and results of operations and could severely curtail or cause our operations to cease entirely.

On October 30, 2020, the Company, together with certain of its current and former executive officers including Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, and certain of our other current and former employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order. On April 16, 2021, Karma filed an Amended Complaint that added additional defendants (two Company employees and two Company contractors that were previously employed by Karma) and a number of additional claims alleging generally that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. The Amended Complaint contains a total of 28 counts, including: (i) alleged violations under federal law of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act, (ii) alleged violations of California law for misappropriation of trade secrets and unfair competition; (iii) common law claims for breach of contract and tortious interference with contract; (iv) common law claims for breach of contract, including confidentiality agreements, employment agreements and the non-binding letter of intent; and (v) alleged common law claims for breach of duties of loyalty and fiduciary duties. The Amended Complaint also asserts claims for conspiracy, fraud, interstate racketeering activity, and violations of certain provisions of the California Penal Code relating to unauthorized computer access. Karma is seeking permanent injunctive relief and monetary damages based on a variety of claims and theories asserting very substantial losses by Karma and/or improper benefit to the Company that significantly exceed the Company’s accrual with respect to the matter and ability to pay. The Company has opposed Karma’s damages claims on factual and legal grounds, including lack of causality. The Company is vigorously challenging Karma’s asserted damages.

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

On July 22, 2022, Karma filed a second motion for terminating sanctions against the Company and against Mr. Post based upon Mr. Post’s installation of anti-forensic software on his personal computers following his second deposition. Karma has requested that the Court enter default judgment on all claims against Mr. Post and the Company.  Karma also asks that, in the event terminating sanctions are not issued, the Court order a negative adverse inference on “remaining issues,” specifically that “Defendants Lordstown Motors Corp. and Darren Post shall be presumed to have misappropriated Karma’s trade secrets and confidential information, used Karma’s trade secrets and confidential information, and deliberately and maliciously destroyed evidence of their misappropriation and use of Karma’s trade secrets and confidential information in considering all damages and maliciousness.” The Court denied Karma’s second request for terminating sanctions in all respects.

On September 27, 2022, Karma filed an ex parte application to continue the trial date until January 2023. The Company opposed the request. On September 28, 2022, the Court denied Karma’s request to continue the trial. However, on October 26, following the receipt of the parties’ pretrial filings, the Court, on its own initiative vacated the December 6, 2022 trial date. The case will be rescheduled for a trial date in 2023.

The Company and the individual defendants have moved for summary judgment on many of the claims and issues in the case. A hearing on the summary judgment motions is scheduled for November 14, 2022.The Company is continuing to evaluate the matters asserted in the lawsuit and is vigorously defending against Karma’s claims. The Company continues to believe that there are strong defenses to the claims and any damages demanded. The proceedings are subject to uncertainties inherent in the litigation process.

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

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al. (Case No. 21-cv-604); Kelley, et al. v. Burns, et al. (Case No. 12-cv-724); Patterson, et al. v. Burns, et al. (Case No. 21-cv-910); and Sarabia v. Burns, et al. (Case No. 21-cv-1010)). The derivative actions in the District Court of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution of the motion to dismiss in the consolidated securities class action. On March 7, 2022, the court granted in part defendants' motion to stay, staying the action until the resolution of the motion to dismiss in the consolidated securities class action, but requiring the parties to submit a status report if the motion to dismiss was not resolved by September 3, 2022. The court further determined to dismiss without a motion on the grounds that the claim was premature plaintiffs' claim for contribution for violations of Sections 10(b) and 21D of the Exchange Act without prejudice. The parties filed a joint status report as required because the motion to dismiss in the consolidated securities class action was not resolved as of September 3, 2022. The parties filed another court-ordered joint status report on October 28, 2022. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

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

Two putative class action lawsuits were filed against former DiamondPeak directors and DiamondPeak Sponsor LLC on December 8 and 13, 2021 in the Delaware Court of Chancery (Hebert v. Hamamoto, et al. (C.A. No. 2021-1066); and Amin v Hamamoto, et al. (C.A. No. 2021-1085)). The plaintiffs purport to represent a class of investors in DiamondPeak and assert breach of fiduciary duty claims based on allegations that the defendants made or failed to prevent alleged misrepresentations regarding vehicle pre-orders and production timeline, and that but for those allegedly false and misleading disclosures, the plaintiffs would have exercised a right to redeem their shares prior to the de-SPAC transaction. On February 9, 2022, the parties filed a stipulation and proposed order consolidating the two putative class action lawsuits, appointing Hebert and Amin as co-lead plaintiffs, appointing Bernstein Litowitz Berger & Grossmann LLP and Pomerantz LLP as co-lead counsel and setting a briefing schedule for the motions to dismiss and motions to stay. The motions to stay were fully briefed as of February 23, 2022 and the court held oral argument on February 28, 2022. On March 7, 2022, the court denied the motion to stay. On March 10, 2022, defendants filed their brief in support of their motion to dismiss. The motion to dismiss was fully briefed on April 27, 2022, and was scheduled for oral argument on May 10, 2022. On May 6, 2022, defendants withdrew the motion to dismiss without prejudice. On July 22, 2022, co-lead plaintiffs filed an amended class action complaint asserting similar claims. Defendants filed a motion to dismiss the amended class action complaint on October 14, 2022. Plaintiffs’ answering brief and Defendants’ reply brief are due on November 18 and December 9,

2022, respectively. Oral argument on the motion to dismiss has been scheduled for January 6, 2022. The defendants intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

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

The stockholder letter also addressed the approval of the Charter at the special meeting of stockholders held on October 22, 2020 (the “2020 Special Meeting”), which included a 200 million share increase in the number of authorized shares of Class A common stock and was approved by majority of the then-outstanding shares of both series of the Company’s common stock, voting as a single class. The stockholder letter alleged that the Charter approval required a separate vote in favor by at least a majority of the outstanding shares of Class A common stock under Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”), and that the 200 million shares in question are thus unauthorized. The stockholder letter requested that the Company present a proposal at the 2022 Annual Meeting seeking ratification of the number of shares of Class A common stock authorized under the Company’s current Charter.

The Board has completed its review of the matters raised by the stockholder letter with the assistance of outside counsel not involved in the underlying transactions at issue and determined, (a) in reliance upon, among other things, advice of several law firms including a legal opinion of Delaware counsel, that the assertions regarding DGCL Section 242(b)(2) are wrong and that a separate class vote of the Class A common stock was not required to approve the amendment of the Charter at the 2020 Special Meeting to increase the shares of Class A common stock, and (b) that the remaining allegations therein are without merit. However, no assurances can be made regarding the outcome of any claims, proceedings or litigation regarding the authorization of our Class A common stock, including the claims raised by the stockholder letter. Any proceedings on these matters would be subject to uncertainties inherent in the litigation process.

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

The Company’s Form 8-K/A filed with the SEC on June 1, 2022, amending and supplementing the Forms 8-K filed by the Company on May 19, 2022, and May 23, 2022, reported that the Company had filed the Certificate of Correction and announced that the Board had called a special meeting of stockholders to be held on August 17, 2022 (“2022 Special Meeting”), to resubmit for approval an amendment to our Charter to increase the number of authorized shares of our Common Stock from 300 million to 450 million shares (the “Certificate of Amendment”). On July 7, 2022, we filed a definitive proxy statement for the 2022 Special Meeting and, at the 2022 Special Meeting, our stockholders approved the Certificate of Amendment. The parties have reached a settlement agreement to resolve the issues raised in both of the letters from Purcell. The amount of the settlement is not material to the Company.

Except as described above, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened material claims. From time to time however, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

NOTE 6 — RELATED PARTY TRANSACTIONS

On November 7, 2019, the Company entered into a transaction with Workhorse Group Inc., for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales. In November 2020, we pre-paid a royalty payment to Workhorse Group in the amount of $4.75 million. The upfront royalty payment represented an advance on the royalties discussed above. The upfront royalty payment was recorded as other non-current assets as of September 30, 2022 and December 31, 2021.

During the nine months ended September 30, 2021, we continued to refine the design of the Endurance and considered technologies we would use in future vehicles.  Given the lack of Workhorse technology used in the Endurance and new management’s strategic direction of the Company, inclusive of the transactions contemplated with Foxconn as detailed in Note 1, we deemed it appropriate to change the useful life of the technology we acquired from Workhorse to zero months.  As such, we recorded accelerated amortization of $11.1 million during the third quarter of 2021.

As of September 30, 2021, Workhorse Group was no longer determined to be a related party.

As described in Note 1, the Company invested $13.5 million into the Foxconn Joint Venture, of which the Company owns 45%. Pursuant to the Investment Agreement, the Company will be reimbursed for certain costs incurred by the Company on behalf of the Foxconn Joint Venture (See Note 8 – Subsequent Events).

The Company has adopted a related party transaction policy that instituted a process to review and approve all material transactions between the Foxconn Joint Venture and the Company. The Company intends to modify this policy to apply to those transactions contemplated by the Investment Agreement.

NOTE 7 — CAPITAL STOCK AND LOSS PER SHARE

Our Charter provides for 462 million authorized shares of capital stock, consisting of (i) 450 million shares of Class A common stock and (ii) 12 million shares of preferred stock each with a par value of $0.0001. We had 216.9 million and 196.4 million shares of common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. Prior to the Initial Closing (as defined below), the Company will file with the Secretary of the State of Delaware a Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock designating 1 million shares as Series A Convertible Preferred Stock and designating the rights, preferences and limitations of such shares. (See Note 8 – Subsequent Events.)

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents. For the three months ended September 30, 2022, our share equivalent included 0.3 million options,1.6 million BGL Warrants, 2.3 million Private Warrants, and 1.7 million Foxconn Warrants outstanding.  For the three months ended September 30, 2021, our share equivalent included 3.1 million options, 1.6 million BGL Warrants, and 2.3 million Private Warrants outstanding. None of the stock options or warrants were included in the calculation of diluted EPS because we recorded a net loss for the three and nine months ended September 30, 2022 and 2021 as including these instruments would be anti-dilutive.

The weighted-average number of shares outstanding for basic and diluted loss per share is as follows:

(in thousands)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Basic and diluted weighted average shares outstanding	211,946	178,761	203,147	176,573

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

During the nine months ended September 30, 2021, inclusive of the 0.4 million Commitment Shares, we issued 3.9 million shares to YA and received $20.0 million cash. During the nine months ended September 30, 2022, we issued 17.5 million shares to YA and received $40.4 million cash, net of equity issuance costs.

As of September 30, 2022, we were in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was $309.1 million which is subject to certain limitations as described above. In particular, without stockholder approval, the amount of shares the Company can issue would be limited to up to 35.1 million shares (unless the average price of all shares sold is $7.48 or higher) (“the Exchange Cap”), less the 27.1 million shares already issued, and therefore this share limitation and the current market price that would be the basis for the price of the shares of Class A common stock to be sold limit the funds the Company is able to raise to significantly less than the original $400 million commitment under the Equity Purchase Agreement.

It is expected that the Equity Purchase Agreement will be terminated as the Sales Agreement will be used as the means for the Company to obtain financing through the periodic sale of the Class A common stock in at the-market transactions, subject to various conditions and limitations. See Note 8 – Subsequent Events and Part II, Item 5. Other Events for additional information.

NOTE 8 — SUBSEQUENT EVENTS

Investment Transactions

On November 7, 2022, the Company and an affiliate of Foxconn, Foxconn Ventures Pte, Ltd. (which is part of the entities we collectively refer to herein as “Foxconn”), entered into the Investment Agreement, pursuant to which Foxconn agreed to make an additional equity investment (collectively, the “Investment Transactions”) in the Company in the form of $70 million of our Class A common stock and up to $100 million of Series A Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock,” and together with the Class A common stock, the “Securities”). The Company will use the proceeds from the sale of the Class A common stock for general corporate purposes as determined by the Company’s Board of Directors (the “Board”) and the proceeds from the sale of the Preferred Stock to fund the EV Program.

Investment Agreement

At an initial closing to be held on or after November 22, 2022 (the “Initial Closing”), subject to the conditions set forth in the Investment Agreement, Foxconn will purchase: (a) 12.9 million shares of Class A common stock at a purchase price of $1.76 per share for an aggregate purchase price of approximately $22.7 million, and (b) 0.3 million shares of Preferred Stock at a purchase price of $100 per share for an aggregate purchase price of $30 million.

Following the parties’ receipt of a written communication from the U.S. government’s Committee on Foreign Investment in the United States (“CFIUS”) that CFIUS has concluded that the transactions contemplated by the Investment Agreement are not a “covered transaction” or CFIUS has concluded that there are no unresolved national security concerns with respect to the transactions (“CFIUS Clearance”) and any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired or terminated and subject to the other conditions set forth in the Investment Agreement, at a second closing (the “Subsequent Common Closing”) Foxconn will purchase 26.9 million additional shares of Class A common stock at a purchase price of $1.76 per share.

Upon satisfaction of certain EV Program milestones (including establishing an EV Program budget) and subject to satisfaction of other customary conditions set forth in the Investment Agreement, Foxconn will purchase in two tranches up to 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share. The first tranche will be in an amount up to 0.3 million shares for an aggregate purchase price of $30 million; and the second tranche will be in an amount up to 0.4 million shares for an aggregate purchase price of $40 million. The parties have agreed to use commercially reasonable efforts to agree upon the EV Program budget and funding milestones no later than May 7, 2023.

The Investment Agreement provides that:

●	Board Representation: Foxconn will have the right to appoint two designees to the Board after receiving CFIUS Clearance and consummation of the Subsequent Common Closing. Foxconn will relinquish one Board seat if it does not continue to beneficially own shares of Class A common stock, Preferred Stock and shares of Class A common stock issued upon conversion of shares of Preferred Stock that represent (on an as-converted basis) at least 50% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions and will relinquish its other Board seat if it does not continue to beneficially own at least

25% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions (the “25% Ownership Requirement”).
●	Termination of Foxconn Joint Venture: The Company and Foxconn will cause (i) the Foxconn Joint Venture Agreement to be amended to terminate all obligations of Lordstown EV Corporation and Foxconn EV Technology, Inc. thereunder, (ii) the Note, dated June 24, 2022, issued by Lordstown EV Corporation and guaranteed by the Company and Lordstown EV Sales to be terminated, and (iii) all liens on assets of Lordstown EV Corporation and the Company to be released. In addition, Foxconn will pay Lordstown EV Corporation approximately $0.4 million for services and reimburse Lordstown EV Corporation approximately $0.1 million for expenses. All remaining funds held by the joint venture will be distributed to Foxconn EV Technology, Inc. as a distribution for amounts contributed by it and as a repayment in full of any loans advanced by it to Lordstown EV Corporation under the Note.
●	Standstill: Until the date that is the later of December 31, 2024 and 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors, without the approval of the Board, Foxconn will not (A) acquire any equity securities of the Company if after the acquisition Foxconn and its affiliates would own (i) prior to the Subsequent Common Closing, 9.99% of the capital stock of the Company that is entitled to vote generally in any election of directors of the Company (“Voting Power”), (ii) prior to the time the Company obtains the approval of stockholders contemplated by Rule 5635 of the Nasdaq listing rules as in effect on November 7, 2022 with respect to certain equity issuances (the “Requisite Stockholder Approval”), 19.99% of the Voting Power, and (iii) at all times following the Subsequent Common Closing and the Requisite Stockholder Approval, 24% of the Voting Power (collectively, the “Ownership Limitations”), or (B) make any public announcement with respect to, or offer, seek, propose or indicate an interest in, any merger, consolidation, business combination, tender or exchange offer, recapitalization, reorganization or purchase of more than 50% of the assets, properties or securities of the Company, or enter into discussions, negotiations, arrangements, understandings, or agreements regarding the foregoing.
●	Exclusivity: Prior to the Subsequent Common Closing, (i) without Foxconn’s consent, the Company will not (A) encourage, solicit, initiate or facilitate any Acquisition Proposal (as defined below), (B) enter into any agreement with respect to any Acquisition Proposal or that would cause it not to consummate any of the Investment Transactions or (C) participate in discussions or negotiations with, or furnish any information to, any person in connection with any Acquisition Proposal, and (ii) the Company will inform Foxconn of any Acquisition Proposal that it receives. An “Acquisition Proposal” means any proposal for any (i) sale or other disposition by merger, joint venture or otherwise of assets of the Company representing 30% or more of the consolidated assets of the Company, (ii) issuance of securities representing 15% or more of any equity securities of the Company, (iii) tender offer, exchange offer or other transaction that would result in any person beneficially owning 15% or more of any equity securities of the Company, (iv) merger, dissolution or similar transaction involving the Company representing 30% or more of the consolidated assets of the Company, or (v) combination of the foregoing. The Company has also agreed that, while the Preferred Stock is outstanding, it will not put in place a poison pill that applies to Preferred Stock held by Foxconn or to Common Stock that Foxconn acquires from the Company.
●	Voting Agreement and Consent Rights: The terms of the Investment Agreement and Certificate of Designations (as defined below) provide that, until the later of (i) December 31, 2024 and (ii) 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors Foxconn has agreed to vote all of its shares of Class A common stock and Preferred Stock (to the extent then entitled to vote) in favor of each director recommended by the Board and in accordance with any recommendation of the Board on all other proposals that are the subject of stockholder action (other than any action related to any merger or business combination or other change of control transaction or sale of assets). So long as the 25% Ownership Requirement is satisfied, without the consent of the holders of at least a majority of the then-issued and outstanding Preferred Stock (voting as a separate class), the Company cannot (i) amend any provision of the Charter or By-Laws in a manner that would adversely affect the Preferred Stock or increase or decrease the number of shares of Preferred Stock, (ii) authorize or create, or increase the number of shares of any parity or senior securities other than securities on parity with the Preferred Stock with an aggregate liquidation preference of not more than $30 million, (iii)

increase the size of the Board, or (iv) sell, license or lease or encumber any material portion of the Company’s hub motor technology and production line other than in the ordinary course of business.
●	Participation Rights: Following the Subsequent Common Closing and until Foxconn no longer has the right to appoint a director to the Board, other than with respect to certain excluded issuances, Foxconn has the right to purchase its pro rata portion of equity securities proposed to be sold by the Company; provided, that the Company is not required to sell Foxconn securities if the Company would be required to obtain stockholder approval under any applicable law or regulation.

The Investment Agreement contains customary representations, warranties and closing conditions.  The Investment Agreement can be terminated by either party if the Initial Closing has not occurred on or before November 7, 2023 and also can be terminated by mutual consent of the parties.

Certificate of Designations of Preferred Stock

Prior to the Initial Closing, the Company will file with the Secretary of the State of Delaware a Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock (the “Certificate of Designations”) designating 1 million shares as Series A Convertible Preferred Stock and designating the rights, preferences and limitations of such shares.

The Preferred Stock will, with respect to dividend rights, rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company and redemption rights, rank: (a) on a parity basis with each other class or series of any equity interests (“Capital Stock”) of the Company now or hereafter existing, the terms of which expressly provide that such class or series ranks on a parity basis with the Preferred Stock as to such matters (such Capital Stock, “Parity Stock”); (b) junior to each other class or series of Capital Stock of the Company now or hereafter existing, the terms of which expressly provide that such class or series ranks senior to the Preferred Stock as to such matters (such Capital Stock, “Senior Stock”); and (c) senior to the Class A common stock and each other class or series of Capital Stock of the Company now or hereafter existing, the terms of which do not expressly provide that such class or series ranks on a parity basis with, or senior to, the Preferred Stock as to such matters (such Capital Stock, “Junior Stock”).

In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of Preferred Stock will be entitled, out of assets legally available therefor, before any distribution or payment to the holders of any Junior Stock, and subject to the rights of the holders of any Senior Stock or Parity Stock and the rights of the Company’s existing and future creditors, to receive in full a liquidating distribution in cash and in the amount per share of Preferred Stock equal to the greater of (1) the sum of $100 per share plus the accrued unpaid dividends with respect to such share and (2) the amount the holder would have received had it converted such share into Class A common stock immediately prior to the date of such event.

Holders of the Preferred Stock will be entitled to receive dividends at a rate equal to 8% per annum, which accrue and accumulate whether or not declared. Such dividends compound quarterly and are payable quarterly in arrears. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock.

All holders of shares of Preferred Stock will be entitled to vote with the holders of Class A common stock on all matters submitted to a vote of stockholders of the Company as a single class with each share of Preferred Stock entitled to a number of votes equal to the number of shares of Common Stock into which such share could be converted; provided, that no holder of shares of Preferred Stock will be entitled to vote (i) until the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if applicable, or (ii) to the extent that such holder would have the right to a number of votes in respect of such holder’s shares of Class A common stock, Preferred Stock or other capital stock that would exceed the limitations set forth in clauses (i) and (ii) of the definition of Ownership Limitations.

Pursuant to the Certificate of Designation, commencing on the later of (1) May 7, 2023, and (2) the earlier of (x) the date of the Subsequent Common Closing and (y) November 7, 2023 (the “Conversion Right Date”), the Preferred Stock is convertible at the option of the holder into shares of Class A common stock at a conversion price of $1.936 (the “Conversion Price”), subject to customary adjustments. At any time following the third anniversary of the date of issuance, the Company can cause the Preferred Stock to be converted if the volume-weighted average price of the Common Stock exceeds 200% of the Conversion Price for a period of at least twenty trading days in any period of thirty consecutive trading days. Foxconn’s ability to convert is limited by clauses (i) and (ii) of the definition of the Ownership Limitations. Upon a change of control, Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its liquidation preference (including any unpaid accrued dividends) and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction.

Registration Rights Agreement

The Company and Foxconn will enter into a Registration Rights Agreement (the “Registration Rights Agreement”) as a condition to the Initial Closing pursuant to which the Company will agree to use reasonable efforts to file and cause to be declared effective a registration statement with the Securities and Exchange Commission (“SEC”) registering the resale of the Securities, including any shares of Common Stock issuable upon conversion of the Preferred Stock, by the earlier to occur of (i) the Subsequent Common Closing, (ii) a determination that CFIUS Clearance will not occur and (iii) May 7, 2023. Foxconn also has customary demand and piggyback registration rights with respect to the Securities, and indemnification rights.

Sales Agreement and ATM Offering

On November 7, 2022, the Company entered into the Sales Agreement with Jefferies, as agent, pursuant to which the Company may offer and sell up to approximately 50.2 million shares of our Class A common stock, from time to time through Jefferies. The Company intends to file the Prospectus Supplement, concurrent with this Form 10-Q, in connection with the ATM Offering under the Registration Statement. The Company has agreed to pay Jefferies commissions for its services of acting as agent of up to 3% of the gross proceeds from the sale of the shares of Class A common stock pursuant to the Sales Agreement. The Company has also agreed to provide Jefferies with customary indemnification and contribution rights.

Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell shares of Class A common stock at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market (“Nasdaq”), the existing trading market for the Class A common stock. The Company may instruct Jefferies to not sell the shares of Class A common stock if the sales cannot be transacted at or above the price designated by the Company in any issuance notice. The Company is not obligated to make any sales of the shares of Class A common stock under the Sales Agreement. Actual sales will depend on a variety of factors and no assurance can be given that the Company will sell any shares of Class A common stock under the Agreement, or, if it does, as to the price or amount of the shares of Class A common stock that it sells or the dates when such sales will take place. The shares of Class A common stock will be sold pursuant to the Registration Statement, and offerings of the shares of Class A common stock will be made only by means of the Prospectus Supplement and accompanying prospectus. This quarterly report on Form 10-Q shall not constitute an offer to sell or solicitation of an offer to buy the shares of Class A common stock, nor shall there be any sale of the shares of Class A common stock in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of such state or jurisdiction.

The Company or Jefferies may suspend or terminate the offering of shares of Class A commons stock upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Cautionary Note Regarding Forward-Looking Statements" above and Item 1A. Risk Factors in our Form 10-K, prior Quarterly Reports on Form 10-Q and below for a discussion of these risks and uncertainties, including without limitation, with respect to our estimated production and sale timeline, need for additional financing and the risks related to effectively implementing and realizing the benefits of the Foxconn Transactions.

Our mission is to accelerate electric vehicle adoption and to be a catalyst in the transition of commercial fleets to all-electric vehicles for a more sustainable future. We are an EV innovator focused on developing high-quality light-duty work vehicles.

Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. During the first half of 2022, we built pre-production vehicles (“PPVs“) for testing, validation, certification, regulatory approvals and to demonstrate the capabilities of the Endurance to potential customers. In September of 2022, we started commercial production of the Endurance with the first two vehicles completing assembly. Production volume is expected to ramp slowly primarily as a result of supply chain constraints, with engineering readiness, quality, and part availability continuing to govern the speed of launch. We anticipate sales starting in the fourth quarter of 2022 subject to full homologation, testing and required certification.

Our current bill of materials cost for the Endurance is well above our anticipated selling price. Our capital constraints have limited our ability to: (a) invest in hard tooling for scaled production of the Endurance, and (b) establish multi-year production volumes consistent with our suppliers’ expectations. These factors together result in a bill of materials cost for the Endurance that is, and will continue to be, significantly higher than the expected selling price. While we believe we will be able to achieve cost improvements over time if we are able to scale production of the Endurance, we do not anticipate reaching a positive gross margin until or unless we are able to make the investments and design enhancements to reduce the bill of materials cost. We are also seeking strategic partners, including other automakers, to provide additional capital or other support to enable us to scale the Endurance program and to develop new vehicle programs in cooperation with Foxconn or otherwise. If we raise sufficient capital, we would have the opportunity to allocate funds to investments in hard tools that are designed for long term use and higher production volumes. We have identified significant piece price savings from these investments that we could seek to realize over time. Such hard tool investments and piece price reductions may not be sufficient to achieve profitability, and we expect to continue to evaluate the need and opportunity for design enhancements that may result in further reductions in the bill of materials cost. However, no assurances can be made regarding our ability to successfully identify and implement actions that will lower the Endurance bill of materials cost, including that we will have sufficient capital to make these investments or our suppliers will be willing or able to manufacture the tools or the parts. Until such time as we have sufficient capital and we are able to lower the bill of materials cost, we expect to limit or curtail our production of the Endurance in order to minimize our losses, which we anticipate to be through 2023 or potentially longer.

As of September 30, 2022, property, plant, and equipment was reviewed for potential impairment for recoverability by comparing the carrying amount of our asset group to estimated undiscounted future cash flows expected to be generated by the asset group. As the carrying amount of our asset group exceeds its estimated undiscounted future cash flows, an impairment charge of $74.9 million was recognized as the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

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

Pursuant to and subject to the conditions in the Investment Agreement with Foxconn, Foxconn agreed to purchase $70 million of our Class A common stock and up to $100 million in convertible preferred stock. Subject to the conditions set forth in the Investment Agreement, we expect to receive approximately $52.7 million from the issuance of our Class A common stock and Preferred Stock in the fourth quarter of 2022, of which approximately $22.7 million can be used for general corporate purposes and $30 million is to be used in connection with the EV Program. The remainder of the investment is subject to regulatory approvals and other conditions. Any such program will require substantially more capital than the initial funding from Foxconn. See Note 1 — Organization and Description of Business and Basis of Presentation — Lordstown Description of Business — Foxconn Joint Venture Agreement and Note 8 – Subsequent Events for additional detail.

See Liquidity and Capital Resources and Risk Factors under Part I - Item 1A. of our Form 10-K, prior Forms 10-Q and below for further discussion of the risks associated with the capital required to execute our business plan, implementation of the Foxconn Transactions and our production timeline.

The APA Closing with Foxconn on May 11, 2022 described in Note 1 resulted in more than $257 million in funding for the Company, of which $200 million was received in the form of down payments prior to the APA Closing, in addition to the $50 million purchase of our Class A common stock in October 2021. The Foxconn Transactions represent a shift in our business strategy from a fully vertically integrated designer, developer and manufacturer of EVs into a less capital-intensive business focused on developing, engineering, testing and industrializing vehicles in partnership with Foxconn. See Note 1 for additional detail.

The sale of the Lordstown facility allowed us to meaningfully reduce our operating complexity and fixed cost structure by transferring to Foxconn the current and future manufacturing employees along with nearly all of the fixed and variable overhead costs, such as maintenance, utilities, insurance and more. The Foxconn Transactions should also provide more cost-effective access to certain raw materials, components and other inputs over time. In addition, we believe we will realize the benefits of scaled manufacturing sooner, as Foxconn contracts with other OEMs to produce their vehicles in the Lordstown facility.

We believe that outsourcing our manufacturing to a highly qualified partner will enable us to leverage Foxconn’s technology, supply chain network and expertise to accelerate the launch of current and future vehicle programs. The Foxconn Transactions should also allow us to leverage our EV product development and engineering capabilities across a broader platform. However, no assurances can be given that we will be able to effectively implement and realize the anticipated benefits of the Foxconn Transactions or as to the timing of such benefits. See Note 1 and Note 8 and Risk Factors under Part I - Item 1A. of our Form 10-K and prior Forms 10-Q and below for further discussion of the risks associated with the Foxconn Transactions.

Results of Operations for the three months ended September 30, 2022 and 2021

(in thousands)

	Three months ended	Three months ended
	September 30, 2022	September 30, 2021
Net sales	$—	$—
Operating expenses
Selling, general and administrative expenses	60,145	31,281
Research and development expenses	19,839	56,890
Amortization of intangible assets	—	11,111
Impairment of fixed assets	74,865	—
Total operating expenses	154,849	99,282
Loss from operations	(154,849)	(99,282)
Other (expense) income
Other (expense) income	(643)	3,467
Interest income	1,062	9
Loss before income taxes	(154,430)	(95,806)
Income tax expense	—	—
Net loss	$(154,430)	$(95,806)

Selling, General and Administrative Expense

Selling, general and administration expenses of $60.1 million during the three months ended September 30, 2022 included a $30.0 million litigation accrual with respect to certain ongoing legal proceedings as described in Note 5 and a $16.2 million charge to reflect the NRV of inventory as described in Note 2. Our costs related to legal proceedings are subject to uncertainties inherent in the litigation process and we cannot predict the outcome of many of these matters. The remaining selling, general and administration expenses incurred in the third quarter of 2022 totaled $13.9 million primarily consisted of $6.4 million of personnel costs and $4.5 million of legal and insurance costs. Selling, general and administrative expenses increased $28.9 million during the three months ended September 30, 2022 compared to three months ended September 30, 2021 primarily due to increases of $19.8 million in legal and insurance costs and $16.2 million in the NRV charge, offset by a decrease of $7.0 million in professional fees.

Research and Development Expense

Research and development expenses were $19.8 million during the three months ended September 30, 2022 to support testing, certification and validation as we initiated a slow start of commercial production. Our research and development costs in the third quarter of 2022 consisted of $14.2 million of personnel and professional fees, $0.9 million in costs associated with manufacturing readiness and $1.7 million in prototype components and $3.0 million in other costs. The three months ended September 30, 2022 represents the first full quarter the Company did not own the Lordstown, Ohio facility, as it was sold to Foxconn on May 11, 2022. During the third quarter of 2021, research and development costs totaled $56.9 million and were primarily made up of $16.0 million related to the costs associated with operating the Lordstown facility, including approximately $11.5 million in personnel and professional fees and $12.3 million of prototype component costs. During the third quarter of 2021, we incurred $28.6 million of non-plant related costs, consisting primarily of $16.8 million in outside engineering, testing and other services, and $8.3 million in personnel costs. Total research and development expenditures decreased by $37.1 million for the three months ended 2022 as compared to 2021, primarily from the elimination of the costs associated with operating the plant, $10.6 million in prototype components and a reduction of $10.9 million in other personnel and professional fees.

Impairment of fixed assets

Impairment of fixed assets totaled $74.9 million during the three months ended September 30, 2022 as described in Note 4. As of September 30, 2022, property, plant, and equipment was reviewed for potential impairment for recoverability by comparing the carrying amount of our asset group to estimated undiscounted future cash flows expected to be generated by the asset group. As the carrying amount of our asset group exceeds its estimated undiscounted future cash flows, we recognized a $74.9 million charge based on the difference between the carrying value of the fixed assets and their fair value. The fair value was based on total enterprise value using level 1 inputs as we believe this technique results in the highest and best use of a hypothetical marketplace participant. Additional impairments could occur in future periods.

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

Results of Operations for the nine months ended September 30, 2022 and 2021

(in thousands)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Net sales	$—	$—
Operating expenses
Selling, general and administrative expenses	116,105	79,468
Research and development expenses [1]	92,213	225,245
Impairment of fixed assets	74,865	—
Amortization of intangible assets	—	11,111
Gain on sale	(101,736)	—
Total operating expenses	181,447	315,825
Loss from operations	(181,447)	(315,825)
Other (expense) income
Other expense	(144)	(13,788)
Interest income	1,187	396
Loss before income taxes	(180,404)	(329,217)
Income tax expense	—	—
Net loss	$(180,404)	$(329,217)

1	Research and development expenses for the nine months ended September 30, 2022 are net of $18.4 million in operating expense reimbursements as described in Note 1.

Selling, General and Administrative Expense

Selling, general and administration expenses of $116.1 million during the nine months ended September 30, 2022 included a $32.0 million litigation accrual with respect to certain ongoing legal proceedings, as described in Note 5 and a $25.6 million charge to reflect the NRV of inventory as described in Note 2. Our costs related to legal proceedings are subject to uncertainties inherent in the litigation process and we cannot predict the outcome of many of these matters. The remaining selling, general and administrative expenses for the nine months ended September 30, 2022 totaled $58.5 million which consisted primarily of $32.3 million in personnel and professional fees and $20.8 million of legal and insurance costs. Total selling, general and administrative expenses increased $36.6 million during the nine months ended September 30, 2022 compared to 2021 primarily due to the NRV charge for inventory and increases of $14.9 million in legal and insurance costs and $5.4 million in personnel costs, offset by a $9.3 million decrease in professional fees.

Research and Development Expense

Research and development expenses were $92.2 million during the nine months ended September 30, 2022, which includes the impact of $18.4 million in reimbursement of certain operating costs incurred by the Company between September 1, 2021 and the APA Closing as described in Note 1. Until we initiate commercial sales, the costs associated with operating the Lordstown facility are included in research and development expense as they relate to the design and construction of beta and pre-production vehicles, along with manufacturing readiness. During the nine months ended September 30, 2022, we incurred $33.6 million in costs associated with the Lordstown facility, including $15.7 million in personnel and professional costs, $7.8 million in freight, $4.5 million in utilities and $5.6 million of other facility and manufacturing costs. The substantial majority of the costs associated with operating the Lordstown, Ohio facility were incurred prior to the sale of the plant to Foxconn on May 11, 2022 (see Note 1). During the nine months ended September 30, 2021, we incurred $42.4 million in costs associated with operating the Lordstown facility, including $26.9 million in personnel and professional costs, $5.1 million in utilities, and $10.3 million in other facility operating costs.

Also included in research and development expense are the prototype components used for part, module or system design testing and validation, as well as full production of beta and pre-production vehicles. In the nine months ended September 30, 2022, our prototype component costs totaled $22.8 million compared to $84.9 million in the same period of 2021. The substantial majority of the 2022 costs represented parts used in the production of PPVs.

All other research and development expenses totaled $54.1 million for the nine months ended September 30, 2022 which primarily consisted of $44.6 million of personnel and professional fees. This represents a decrease of $43.9 million in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to a $44.4 million decrease in outside engineering and testing services and $4.7 million in freight as Endurance development costs decline as we approached commercial production, partially offset by an increase in personnel costs.

Gain on sale

Gain on sale totaled $101.7 million during the nine months ended September 30, 2022 which was primarily attributable to the gain on the sale of the Lordstown facility sold to Foxconn as described in Note 1.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of approximately $203.5 million and an accumulated deficit of $725.2 million at September 30, 2022 and a net loss of $180.4 million for the nine months ended September 30, 2022.

In the first half of 2022, we continued to build PPVs for testing, validation, certification, regulatory approvals, and to demonstrate the capabilities of the Endurance to potential customers. In September of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly. We expect production volume will primarily as a result of supply chain constraints, with engineering readiness, quality, and part availability continuing to govern the speed of launch. We anticipate sales starting in the fourth quarter of 2022 subject to full homologation, testing and required certification. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. As a result of having insufficient capital to execute our business plan, we have substantially limited investments in tooling and other aspects of the Endurance and our operations. The trade-offs we are making, including related to hard tooling, are likely to result in higher costs for the Company in the future and are likely to slow or impair future design enhancements or options we may otherwise seek to make available to customers. The Company’s research and development expenses and capital expenditures are significant due to spending needed for PPVs, vehicle validation tests, securing necessary parts/equipment, and utilizing in-house and third-party engineering, testing and validation services. During 2021, the Company experienced the stress that the COVID-19 pandemic put on the global automotive supply chain including with regard to the availability, pricing and lead times for components and raw materials. Furthermore, in 2021 and 2022, we have incurred significant freight charges that in part were higher due to the COVID-19 pandemic and challenging logistics that created delays and higher pricing on standard freight, and incurred substantially higher expedited freight charges to mitigate delays. The Company expects continued supply chain constraints as well as raw material and other pricing pressures that are likely to negatively impact our cost structure and production timeline. See Part I - Item 1A. Risk Factors in our Form 10-K and Forms 10-Q for further discussion of the risks associated with disruptions to the supply chain.

We also have meaningful exposure to material losses and costs related to ongoing litigation and regulatory proceedings for which insurance coverage has been denied for certain claims and may be unavailable for those and other claims. See Note 5 – Commitments and Contingencies for additional information and Part I - Item 1A. Risk Factors in our Form 10-K and Forms 10-Q and below for further discussion of the risks associated with our exposure to litigation and regulatory proceedings and availability of insurance coverage.

We need additional funding to execute our business plan, including scaling production of the Endurance and developing other vehicles including through the EV Program, due to the capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in the hard tooling to lower our bill of materials cost and fund future engineering, operating and corporate expenditures. If we are unable to raise substantial additional capital in the near term, our ability to invest in hard tooling to lower the bill of material cost of the Endurance will be significantly scaled back or curtailed. If the funds raised are insufficient to provide a bridge to full scale commercial production at a profit, our operations could be severely curtailed or cease entirely. Until such time as we have sufficient funds to invest in the necessary actions to reduce our bill of material costs, we will limit our curtail production in order to minimize our losses.

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

As part of our funding efforts, on July 23, 2021, the Company entered into the Equity Purchase Agreement with YA, pursuant to which YA has committed to purchase up to $400 million of our Class A common stock, at our direction from time to time, subject to the satisfaction of certain conditions. During the nine months ended September 30, 2021, we issued 3.9 million shares to YA and received $20.0 million cash, net of equity issuance costs. During the nine months ended September 30, 2022, we issued 17.5 million shares to YA and received $40.4 million cash, net of equity issuance costs.

The actual amount that we may raise under the Equity Purchase Agreement depends on market conditions and limitations in the agreement. In particular, without stockholder approval, the Exchange Cap provision would limit the amount of shares we can issue to 35.1 million shares (unless the average price of all shares sold is $7.48 or higher), including the 27.1 million shares previously issued, and therefore this share limitation and the current market price that would be the basis for the price of the shares of Class A common stock to be sold limit funds we are able to raise to significantly less than the $400 million commitment under the Equity Purchase Agreement. As of September 30, 2022, we were in compliance with the terms and conditions of the Equity Purchase Agreement and the remaining availability under the Equity Purchase Agreement was 8 million shares, due to certain limitations as described above and in Note 7 of the condensed consolidated financial statements. In addition, it is expected that the Sales Agreement will replace the Equity Purchase Agreement as the means for the Company to obtain financing through the periodic sale of up to approximately 50.2 million shares of Class A common stock in at-the-market transactions, subject to various conditions and limitations, and the Equity Purchase Agreement will be terminated. See Note 8 – Subsequent Events and Part II, Item 5. Other Events for additional information.

The APA Closing with Foxconn provided more than $257 million in funding for the Company, including the $230 million purchase price and $27.5 million in reimbursements, in addition to the $50 million purchase of our Class A common stock in October 2021. The Foxconn Transactions represent a shift into a less capital-intensive business.

In addition, the Foxconn Joint Venture Agreement provides that Foxconn will make term loans to Lordstown EV in an aggregate original amount not to exceed $45 million as advances are requested by Lordstown EV to fund our capital commitment of $45 million pursuant to the Foxconn Joint Venture Agreement. To secure its obligations under the Notes, Lordstown EV has granted Foxconn a security interest in (i) all of Lordstown EV’s equity interests in the Foxconn Joint Venture, and (ii) personal property constituting the hub motor assembly lines, battery module assembly lines and battery pack assembly lines. Each outstanding Note will accrue interest at a rate of 7.0% per annum, to be paid-in-kind, and is due on the earlier of (i) the first anniversary of issuance and (ii) December 31, 2025, unless earlier terminated in the event of a default. Pursuant to the Foxconn Joint Venture Agreement, each Note maturing before December 31, 2025 will be refinanced by Foxconn with a new Note in the principal amount equal to the outstanding principal amount of the refinanced Note, plus accrued and unpaid interest thereon, and will have terms otherwise substantively identical to the terms of the refinanced Note. As a result, it is not expected, absent a default, that any amounts will become due under the Notes prior to December 31, 2025. Lordstown EV will be required to prepay each Note and all accrued but unpaid interest thereon with proceeds received upon distributions from the Foxconn Joint Venture or cash proceeds of certain asset dispositions. On June 16, 2022, Lordstown EV requested an initial advance of $13.5 million, which was funded by Foxconn in exchange for the delivery by Lordstown EV of a Note in such amount on June 24, 2022. See Note 1 of the condensed consolidated financial statements for additional details. Under the Investment Agreement, the parties have agreed to terminate the Foxconn Joint Venture and the parties will no longer be subject to their capital commitments. In connection with the termination, all remaining funds held by the Foxconn Joint Venture will be distributed to Foxconn as a distribution for amounts contributed by it and as a repayment in full of any loans advanced by it to Lordstown EV, and the security interest in the assets of the Company will be released. (See Note 8 - Subsequent Events for additional information.)

Under the Investment Agreement, Foxconn agreed to purchase $70 million of our Class A common stock and up to $100 million in Preferred Stock, subject to certain conditions, including regulatory approvals and achievement of development milestones established by the parties, of which we expect to receive approximately $52.7 million in the fourth quarter of 2022 (subject to satisfaction of the funding conditions). Approximately $22.7 million can be used for general corporate purposes and $30 million is restricted for use in connection with the EV Program. The additional capital that may be available to us under the Investment Agreement is subject to regulatory approvals and achieving certain program milestones, among other conditions, and therefore may be limited. Notwithstanding this funding arrangement, we will continue to require substantial additional capital in order to fulfill our business plans under the EV Program and otherwise. (See Note 8 - Subsequent Events for additional information.)

As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, the significant amount of capital required, the fact that our bill of materials cost is currently, and expected to continue to be, substantially higher than our anticipated selling price, uncertainty surrounding regulatory approval and the performance of the vehicle, meaningful exposure to material losses and costs related to ongoing litigation and the SEC investigation, the market price of our stock, our performance and investor sentiment with respect to us and our business and industry, as well as our ability to effectively implement and realize the expected benefits of the Foxconn Transactions. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about our ability to continue as a going concern.

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

Summary of Cash Flows

The following table provides a summary of Lordstown’s cash flow data for the period indicated:

(in thousands)

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Net Cash used by operating activities	$(171,022)	$(246,240)
Net Cash used by investing activities	$(74,554)	$(255,528)
Net Cash provided by financing activities	$155,792	$105,838

Net Cash Used by Operating Activities

For the nine months ended September 30, 2022 compared to 2021, net cash used by operating activities decreased by $75.2 million primarily due to changes in working capital and the $17.5 million received from Foxconn for the reimbursement of operating costs.

Net Cash Used by Investing Activities

For the nine months ended September 30, 2022 compared to 2021, cash used by investing activities decreased $181.0 million primarily due to lower capital spending in 2022. Cash used by investing activities in 2022 also included a $13.5 million investment into the Foxconn Joint Venture and was net of $37.5 million in proceeds from the sale of capital assets to Foxconn. The $200 million in down payments received prior to closing are reflected as financing proceeds and are reflected as a non-cash transaction when the down payment was applied at the APA Closing and the Company’s repayment obligation was terminated. The capital spending in 2021 represented the early investments to retool the Lordstown Facility, acquire testing equipment and related capabilities, and to prepare for manufacturing.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2022 compared to 2021, cash flows from financing activities increased $50 million. Financing cash flows in 2022 was primarily related to the $100 million down payment received from Foxconn, $13.5 million from proceeds from Foxconn notes payable and $40.4 million from sales under the Equity Purchase Agreement, net of issuance costs. Financing cash flows in 2021 was primarily due to $82.0 million of cash proceeds from the exercise of warrants in 2021 and $20.0 million from sales under the Equity Purchase Agreement, net of issuance costs.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On September 30, 2022, we had cash, cash equivalents and short-term investments of approximately $203.5 million. We believe that a 10 basis point change in interest rates is likely in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

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

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness described below and discussed in our Form 10-K for the year ended December 31, 2021.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 as our material weakness has been remediated.

Management’s Remediation of the Material Weakness

As of September 30, 2022, management has designed and implemented additional controls to remediate the material weakness previously reported in the Form 10-K for the year ended December 31, 2021 and Form 10-Q for each of the quarters ended March 31, 2022 and June 30, 2022.The Board and management, with the assistance of our third-party consultants and oversight of the Audit Committee, have implemented, among other items, the following measures:

●	hired and trained additional qualified personnel
●	performed detailed risk assessments in key process areas to identify risks of material misstatement
●	with the assistance of a large nationally recognized accounting firm, designed and implemented control procedures to address the identified risks of material misstatements in key process areas and tested these quarterly.

Given the remediation efforts noted above, testing of applicable controls completed during the third quarter and the determination that controls are designed and operating effectively, management has concluded that the material weakness set forth above was remediated as of September 30, 2022. Our independent registered public accounting firm will complete their audit of the Company’s internal control over financial reporting and report on their independent evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 in connection with the filing of the Company’s 2022 annual financial statements.

Notwithstanding the material weakness that existed as of the beginning of the quarter ended September 30, 2022, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our condensed consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation efforts with regard to the material weakness described above.

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

The funding transactions contemplated with Foxconn under the Investment Agreement are subject to closing conditions including regulatory approvals and further negotiation of development milestones, and the EV Program development plans contemplated with Foxconn will require additional funding and the establishment and implementation of the program requirements, among other matters, and may not be consummated, sufficiently implemented or provide the benefits we expect, which could have a material adverse effect on our business, operating results, financial condition and prospects.

The closing of all tranches of funding under the Investment Agreement for the aggregate sale of up to approximately 39.8 million shares of Class A common stock and up to $100 million of Preferred Stock to Foxconn is subject to certain conditions as follows: (a) the Initial Closing of the sale of approximately 12.9 million shares of Class A common stock for an aggregate purchase price of $22.7 million and $30 million of Preferred Stock is subject to satisfaction of customary representations and covenants, (b) the Subsequent Common Closing of the sale of approximately 26.9 million shares for an aggregate purchase price of $47.3 million will occur only if CFIUS Clearance is received and any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired or terminated, and is subject to satisfaction of customary representations and covenants, and (c) once certain initial EV Program milestones to be agreed to by the parties (the “Preferred Funding Milestones”) have been established, the sale of the remaining $70 million of Preferred Stock is subject to satisfaction of such Preferred Funding Milestones and customary representations and covenants. If these conditions are not satisfied, the funding under the Investment Agreement may not be received or may be limited, which could result in a material adverse effect on our business, operating results, financial condition and prospects.

The funding from the sale of Preferred Stock may be used only to fund expenditures in respect of pre-development activities and related overhead and support in connection with the Company carrying out certain product development and engineering services in connection with the EV Program and to fund the design, development and production of the covered electric vehicle program in accordance with the terms of a related EV Program agreement; provided, that if the EV Program is abandoned, the Compay may use proceeds from the sale of the Preferred Stock that the Company receives prior to the date of such abandonment to fund expenditures in connection with the any substitute or replacement electric vehicle program agreed to by the Company and Foxconn. The parties are to use commercially reasonable good faith efforts to agree upon the Preferred Funding Milestones and a budget for the EV Program no later than May 7, 2023. There is no assurance that the parties will meet these conditions and, if they are unable to do so, the lack of further funding and progress on the EV Program in accordance with the milestones may have a material adverse effect on the Company’s ability to achieve its business plan with respect to the development of additional electric vehicles.

Further, implementation of the EV Program will require substantial funding beyond the amounts contemplated by the Investment Agreement and effective cooperation by the parties to establish plans, processes and a budget and to timely and effectively fulfill these commitments. Our ability to undertake these actions depends on many variables, which could include our ability to utilize the designs, engineering data and other foundational work of Foxconn, its affiliates, and other members of the MIH consortium as well as other parties, establish appropriate infrastructure and processes with such parties and for all such parties to adhere to timelines to develop, commercialize, industrialize, homologate and certify a vehicle in North America, along with variables that are out of the parties' control, such as technology, innovation, adequate funding, supply chain and other economic conditions, competitors, customer demand and other factors. We are still at an early stage of development and no assurances can be given as to the timing or completion of design, development, homologation, certification and production under the EV Program. If we are unable to obtain the additional funding that is needed or the parties are otherwise unable to successfully complete the steps required by the EV Program on a timely basis, our business plan, prospects, financial condition and results of operations could be materially and adversely impaired.

Furthermore, even if the EV Program is completed, we cannot predict whether we will be able to fully realize the anticipated benefits from the intended production of one or more electric vehicle. A variety of other factors, including competition, technological advances, supply chain disruptions, adequate testing, safety and reliability, certifications and government approvals, and the pace and extent of vehicle electrification generally, among other matters, could present challenges to the ultimate success of the EV Program and our business plan, prospects, financial condition and results of operations.

We have agreed to issue shares of Series A Convertible Preferred Stock that ranks senior to our Class A common stock in priority of distribution rights and rights upon our liquidation, dissolution or winding up, accrues dividends and is convertible into Class A common stock and provides associated corporate governance rights and rights with respect to subsequent transactions, which may adversely affect and/or limit the influence of holders of our Class A common stock.

On November 7, 2022, the Company and Foxconn entered into the Investment Agreement, pursuant to which Foxconn agreed, subject to certain funding conditions, to purchase $70 million of our Class A common stock and $30 million of Preferred Stock, and subject to the parties agreeing to an EV Program budget and attaining certain EV Program milestones to be established by the parties, up to an additional $70 million of Preferred Stock. If these transactions are consummated, Foxconn will have significant ownership, rights and preferences with respect to our equity securities which may adversely affect and/or limit the influence of holders of our Class A common stock.

The Preferred Stock ranks senior to our Class A common stock with respect to dividend rights, rights on the distribution of assets on any liquidation or winding up of the affairs of the Company and redemption rights. Upon any dissolution, liquidation or winding up, holders of the Preferred Stock will be entitled to receive distributions in cash in an amount per share equal to the greater of (1) the sum of $100 per share plus the accrued unpaid dividends with respect to such share and (2) the amount the holder would have received had it converted such share into Class A common stock immediately prior to the date of such event, before any distributions shall be made on any shares of our Class A common stock. In addition, holders of the Preferred Stock will be entitled to receive dividends at a rate equal to 8% per annum, which accrue and accumulate whether or not declared. The holders of the Preferred Stock also participate with any dividends payable in respect of any Junior Stock or Parity Stock. Such dividend obligations could limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights described above could also result in divergent interests between the holders of shares of Preferred Stock and the holders of our Class A common stock.

Commencing on the Conversion Right Date, the Preferred Stock is convertible at the option of the holder, or by us in certain instances, into shares of Class A common stock based on the Conversion Price, which is subject to customary adjustments. The issuance of our Class A common stock upon conversion of the Preferred Stock will result in immediate dilution that may be substantial to the interests of holders of our Class A common stock and could affect the market price of our Class A common stock.

In addition, all holders of shares of Preferred Stock will be entitled to vote with the holders of Class A common stock on all matters submitted to a vote of stockholders of the Company as a single class on an as-converted basis; provided, that no holder of shares of Preferred Stock will be entitled to vote (i) until the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if applicable, or (ii) to the extent that such holder would have the right to a number of votes in respect of such holder’s shares of Class A common stock, Preferred Stock or other capital stock would exceed the limitations set forth in clauses (i) and (ii) of the definition of Ownership Limitations. Pursuant to the Investment Agreement, Foxconn will have the right to appoint two designees to the Board after receiving CFIUS Clearance and consummation of the Subsequent Common Closing. Foxconn will relinquish one Board seat if it does not continue to beneficially own shares of Class A common stock, Preferred Stock and shares of Class A common stock issued upon conversion of shares of Preferred Stock that represent (on an as-converted basis) at least 50% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions and will relinquish its other Board seat if it does not continue to beneficially own at least 25% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions.

Further, following the Subsequent Common Closing and until Foxconn no longer has the right to appoint a director to sit on the Board, other than with respect to certain excluded issuances, Foxconn has the right to purchase its pro rata portion of equity securities proposed to be sold by the Company, with some exceptions; provided, that the Company is not required to sell Foxconn securities if the Company would be required to obtain stockholder approval under any applicable law or regulation. Foxconn has agreed to a standstill until the later of (i) December 31, 2024 and (ii) 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors. Pursuant to such stanstill, and without the approval of the Board, Foxconn will not (A) acquire any equity securities of the Company if after the acquisition Foxconn and its affiliates would cross an ownership threshold of 19.99% of the Voting Power and if CFIUS Clearance and the Requisite Stockholder Approval were received, 24% of the Voting Power, or (B) make any public announcement with respect to, or offer, seek, propose or indicate an interest in, any merger, consolidation, business combination, tender or exchange offer, recapitalization, reorganization or purchase of more than 50% of the assets, properties or securities of the Company, or enter into discussions, negotiations, arrangements, understandings, or agreements regarding the foregoing. Prior to the Subsequent Common Closing, we have agreed that, without Foxconn’s consent, we will not encourage, initiate, facilitate or negotiate any Acquisition Proposal or enter into any agreement with respect to any Acquisition Proposal or that would cause us not to consummate any of the Investment Transactions, and will inform Foxconn of any Acquisition Proposal that we receive. We have also agreed that, while the Preferred Stock is outstanding, we will not put in place a poison pill arrangement that applies to Preferred Stock or to Common Stock that Foxconn acquires from the Company.

Until the later of (i) December 31, 2024 and (ii) 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors, Foxconn has agreed to vote in favor of each director recommended by the Board and in accordance with any recommendation of the Board on all other proposals that are the subject of stockholder action (other than any action related to any merger or other change of control transaction or sale of assets). So long as the 25% Ownership Requirement is satisfied, we cannot take any of the following actions without the consent of the holders of at least a majority of the then-issued and outstanding Preferred Stock (voting as a separate class) (i) amend any provision of the Charter or By-Laws in a manner that would adversely affect the Preferred Stock or increase or decrease the number of shares of Preferred Stock, (ii) authorize or create, or increase the number of shares of any parity or senior securities other than securities on parity with the Preferred Stock with an aggregate liquidation preference of not more than $30 million, (iii) increase the size of the Board, or (iv) sell, license or lease or encumber any material portion of our hub motor technology and production line other than in the ordinary course of business.

As long as Foxconn or another party or concentrated group owns or controls a significant percentage of our Preferred Stock or outstanding voting power, they have the ability to have a significant influence on our actions and operation of the Board and to influence certain corporate actions requiring stockholder approval, including the election of directors, any amendment of our Charter and the approval of significant corporate transactions. On a pro forma basis, solely giving effect to the Initial Closing and Subsequent Common Closing and not any conversion of Preferred Stock or exercise of Warrants, following the Second Closing, Foxconn would hold shares of Class A common stock representing approximately 18.3% of our outstanding Class A common stock. In addition, to our knowledge, as of November 4, 2022, Steven S. Burns held approximately 16.3% of our Class A common stock. These concentrations of voting power and other rights could have the effect of delaying or preventing a change of control or changes in management and would make the approval of certain transactions difficult or impossible without the support of these significant stockholders. Any of the foregoing could impact our ability to run our business, and may adversely affect the influence of the holders and market price of our Class A common stock.

Even if the Investment Transactions are consummated, we need substantial additional funding and expect to use the ATM Offering to raise capital, however, our ability to obtain funding through the ATM Offering and the amount that we may raise is uncertain, and a lack of sufficient funding for our operations would have an adverse effect on our business.

We have entered into the Sales Agreement for the ATM Offering and may sell up to approximately 50.2 million shares of Class A common stock from time to time through at-the-market offerings by Jefferies, as agent. Subject to certain limitations in the Sales Agreement and compliance with applicable law, we have the discretion to deliver a placement notice to Jefferies at any time throughout the term of the Sales Agreement. The proceeds we receive after delivering a placement notice will fluctuate based on a number of factors, including the market price of our Class A common stock during the sales period, any limits we may set with Jefferies in any applicable placement notice and the demand for our Class A common stock. Because the price per share of each share sold pursuant to the sales agreement will fluctuate over time, it is not currently possible to predict the aggregate proceeds to be raised in connection with sales under the Sales Agreement.

Further, given the decrease in the market price of our Class A common stock and volatility in the public markets, we may not be willing or able to use the ATM Offering to raise significant amounts, or any funding at all. In addition, the sale of a substantial number of shares of our Class A common stock or other securities convertible into or exchangeable for our Class A common stock in the public markets, or the perception that such sales could occur, could depress the market price of our Class A common stock and impair our ability to raise capital through such sales, which could result in a material adverse effect on our business, operating results, financial condition and prospects.

Even if the ATM Offering is successful and we receive the funds contemplated by the Investment Agreement, we need additional funding to execute our business plan that, including scaling production of the Endurance and developing other vehicles through the EV Program and otherwise, due to the capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in the hard tooling to lower our bill of materials cost and fund future engineering, operating and corporate expenditures. We also have meaningful exposure to material losses and costs related to ongoing litigation and regulatory proceedings for which insurance coverage has been denied for certain claims and may be unavailable for those and other claims. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Until such time as we have sufficient funds to invest in the necessary actions to reduce our bill of material costs, we will limit our production in order to minimize our losses. If we are unable to raise substantial additional capital in the near term, our ability to invest in hard tooling to lower the bill of material cost of the Endurance will be significantly scaled back or curtailed. If the funds raised are insufficient to provide a bridge to full scale commercial production at a profit, our operations could be severely curtailed or cease entirely.

In an effort to alleviate these conditions, management continues to actively seek and evaluate opportunities to raise additional funds through the issuance of equity or debt securities, asset sales, arrangements with strategic partners or obtaining financing from government or financial institutions. We have engaged a financial advisor to advise the Company on additional financing alternatives. There can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, the significant amount of capital required, the fact that our bill of materials cost is currently, and expected to continue to be, substantially higher than our anticipated selling price, uncertainty surrounding regulatory approval and the performance of the vehicle, meaningful exposure to material losses and costs related to ongoing litigation and the SEC investigation, the market price of our stock, potential dilution from the issuance of the Preferred Stock and future financings, our performance and investor sentiment with respect to us and our business and industry, as well as our ability to effectively implement and realize the expected benefits of the Foxconn Transactions. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about our ability to continue as a going concern.

If we are unable to raise substantial additional capital, our continuing operations and production plans will be scaled back or curtailed and, if any funds raised are insufficient to provide a bridge to full commercial production, our operations could be severely curtailed or cease entirely.

We may issue additional shares of preferred stock or additional shares of Class A common stock, and sales of a substantial number of shares of our securities would dilute the interest of our stockholders and could cause the price of our Class A common stock to decline.

Our Charter provides for 462 million authorized shares of capital stock, consisting of (i) 450 million shares of Class A common stock and (ii) 12 million shares of preferred stock, of which 1 million shares has been designated as Series A Convertible Preferred Stock.

To raise capital, we may sell additional shares of Class A common stock, preferred stock, convertible securities or other equity securities in one or more transactions. Such securities may be offered at a price per share that is less than the price per share paid by our current stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Any such issuance:

●	may significantly dilute the equity interest of our then-current stockholders;
●	may subordinate the rights of holders of shares of Class A common stock if one or more classes of preferred stock are created, and such preferred shares are issued, with rights senior to those afforded to our Class A common stock;
●	may have covenants that restrict our financial and operating flexibility;
●	could cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect the prevailing market price for our Class A common stock.

Sales of a substantial number of shares of Class A common stock in the public market could occur at any time, including sales pursuant to the Invesment Agreement and expected resale registration statement covering such shares, the Equity Purchase Agreement and resale registration statement covering such shares (although we expect this to be terminated), the Sales Agreement and ATM Offering, or other efforts to raise additional capital or in connection with a strategic alliance, business combination or similar transaction, as well as pursuant to a resale prospectus covering shares and Warrants issued in the Business Combination and registered pursuant to the Registration Rights and Lock-up Agreement entered into with certain investors, and our 2020 Equity Incentive Plan and other Warrants. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Class A common stock.

As of September 30, 2022, we had outstanding 216 million shares of our Class A common stock and Warrants to purchase approximately 5.6 million shares of our Class A common stock. The exercise price of the Warrants ranges from $10.00 to $11.50 per share. In addition, as of September 30, 2022, an aggregate of 18.6 million shares of Class A common stock are subject to outstanding awards or available for future issuance under the 2020 Equity Incentive Plan. Prior to the Initial Closing, the Company will file the Certificate of Designations to designate 1 million shares of Preferred Stock which are expected to be issued under the Investment Agreement, subject to the satisfaction of certain conditions. To the extent such Warrants or equity awards are exercised or vested and settled or the Preferred Stock is converted into Class A common stock, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and will increase the number of shares eligible for resale in the public market. In addition, the Registration Rights and Lock-up Agreement provided that certain of our securities held by the parties to such agreement were locked-up following the Business Combination, and this restriction lapsed as to the remaining 50% of shares of Class A common stock held by Stephen S. Burns as of October 23, 2022. Sales, or the potential sales, of substantial numbers of shares in the public market, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of or adversely affect the market price of our Class A common stock.

We face risks and uncertainties related to ongoing and potential future litigation, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses.

We are currently subject to extensive litigation, including securities class action litigation, shareholder derivative suits, a stockholder class action, an SEC investigation, and litigation involving alleged trade secret misappropriation, unfair competition and other related claims. We may in the future be subject to, or become a party to, additional litigation, claims, regulatory actions, and government investigations and inquiries, as, in the ordinary course of business, we may be subject to claims by customers, suppliers, vendors, contractors, competitors, government agencies, stockholders or other parties regarding our products, development, accidents, advertising, contract and corporate matter disputes, intellectual property infringement matters and employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability or violation of wage and labor laws. These proceedings and incidents include claims for which we have no or limited insurance coverage. See Part II – Item 1 and updates provided under the heading “Legal Proceedings” and otherwise in our subsequent filings with the SEC for additional information regarding our ongoing litigation matters.

These claims have and may in the future divert our financial and management resources that would otherwise be used to benefit our operations, increase our insurance costs and cause reputational harm. We have already incurred, and expect to continue to incur, significant legal expenses in defending against these claims. Further, the ongoing expense of lawsuits, investigations and any substantial settlement payment by us or damage award enforceable against us could adversely affect our business and results of operations.

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

Our insurers have asserted a denial of coverage under the main tower of our director and officer insurance program with respect to numerous ongoing matters, including the consolidated securities class action, various shareholder derivative actions, the consolidated stockholder class action, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The insurer has identified other potential coverage issues as well. Excess coverage attaches only after the underlying insurance has been exhausted, and generally applies in conformance with the terms of the underlying insurance. We are analyzing the insurer’s position, and intend to pursue any available coverage under this policy and other insurance. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which could be significant. The insurers in our Side A D&O insurance program, providing coverage for individual directors and officers in derivative actions and certain other situations, have not denied coverage on this basis or otherwise.

At this time, the Company cannot predict the results of many of the current proceedings, and future resolution of these matters could result in changes in management's estimates of losses, which could be material to our consolidated financial statements. As of September 30, 2022, we have an aggregate provision for litigation costs of $34 million. The is based on current information, legal advice and the potential impact of the outcome of one or more claims on related matters and may be adjusted in the future based on new developments. This accrual does not reflect a full range of possible outcomes for these proceedings or the full amount of any damages alleged, which are significantly higher. Furthermore, we may use Class A common stock as consideration in any settlement. While we believe that additional losses beyond current accruals are likely, and any such additional losses may be significant, we cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties. Legal fees and costs of litigation or an adverse judgment or settlement in any one or more of our ongoing litigation matters that are not insured or that is in excess of insurance coverage could significantly exceed our current accrual and ability to pay. This would have a material adverse effect on our financial position and results of operations and could severely curtail or cause our operations to cease entirely. Furthermore, our ability to raise the additional capital we need to execute our business plans is adversely impacted by the potential material adverse effect of any one or more of the pending litigations, SEC investigation and related ongoing significant legal costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as described below and previously disclosed in a Current Report on Form 8-K, there were no sales of equity securities during the quarter ended September 30, 2022 that were not registered under the Securities Act.

On August 10, 2022 and August 19, 2022, pursuant to the Equity Purchase Agreement the Company sold an aggregate of 10.9 million shares of its Class A common stock to YA and received $26.7 million cash, net of equity issuance costs.

The shares were issued and sold to an accredited investor in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(a)(2) of the Securities Act of 1933.

Item 5. Other Information

On November 7, 2022, the Company entered into the Sales Agreement with Jefferies, as agent, pursuant to which the Company may offer and sell up to approximately 50.2 million shares of our Class A common Stock, from time to time through Jefferies. The Company filed the Prospectus Supplement in connection with the

ATM Offering under the Registration Statement. The Company has agreed to pay Jefferies commissions for its services of acting as agent of up to 3% of the gross proceeds from the sale of the shares of Class A common stock pursuant to the Sales Agreement. The Company has also agreed to provide Jefferies with customary indemnification and contribution rights.

Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell shares of Class A common stock at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through Nasdaq, the existing trading market for the Class A common stock. The Company may instruct Jefferies to not sell the shares of Class A common stock if the sales cannot be transacted at or above the price designated by the Company in any issuance notice, and in no event may sales occur below a minimum price of $1.00. The Company is not obligated to make any sales of the shares of Class A common stock under the Sales Agreement. Actual sales will depend on a variety of factors and no assurance can be given that the Company will sell any shares of Class A common stock under the Agreement, or, if it does, as to the price or amount of the shares of Class A common stock that it sells or the dates when such sales will take place.

The shares of Class A common stock will be sold pursuant to the Registration Statement, and offerings of the shares of Class A common stock will be made only by means of the Prospectus Supplement and accompanying prospectus. This quarterly report on Form 10-Q shall not constitute an offer to sell or solicitation of an offer to buy the shares of Class A common stock, nor shall there be any sale of the shares of Class A common stock in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of such state or jurisdiction.

The Company or Jefferies may suspend or terminate the offering of shares of Class A commons stock upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

A copy of the Sales Agreement is attached as Exhibit 10.3 to this quarterly report on Form 10-Q and is incorporated herein by reference. The foregoing description of the material terms of the Sales Agreement is qualified in its entirety by reference to such exhibit.

Baker & Hostetler LLP, counsel to the Company, has issued a legal opinion relating to the shares under the Sales Agreement. A copy of such legal opinion, including the consent included therein, is attached as Exhibit 5.1 to this quarterly report on Form 10-Q.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1

Form of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the current report on Form 8-K filed by the Company on November 7, 2022)

5.1*	Opinion of Baker & Hostetler LLP
10.1

Investment Agreement dated November 7, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the current report on Form 8-K filed by the Company on November 7, 2022)

10.2

Form of Registration Rights Agreement between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the current report on Form 8-K filed by the Company on November 7, 2022)

10.3*	Open Market Sales Agreement, dated November 7, 2022, between Lordstown Motors Corp. and Jefferies LLC
23.1*	Consent of Baker & Hostetler LLP (included in exhibit 5.1)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification pursuant to 18 U.S.C. 1350
32.2*	Certification pursuant to 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e
LORDSTOWN MOTORS CORP.

Date: November 7, 2022	/s/ Edward T. Hightower Edward T. Hightower Chief Executive Officer and President (Principal Executive Officer)
Date: November 7, 2022	/s/ Adam Kroll Adam Kroll Chief Financial Officer (Principal Financial and Accounting Officer)