Form 10-K
period 2022-12-31
Lordstown Motors Corp.
filed 2023-03-06
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market, was approximately $325,277,066.

As of March 3, 2023 there were 238,985,109 shares of Class A common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” “could” or “should,” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, financial or operational prospects, growth, strategies and the industry in which we operate, and any other statements that are not statements of current or historical facts.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of this report and the following:

●	our ability to continue as a going concern, which requires us to manage costs and obtain significant additional funding to execute our business plan, including to achieve our 2023 Endurance production and sales targets and develop any additional vehicle programs, and our ability to raise such funding on a reasonable timeline and with suitable terms;
●	our ability to obtain a strategic partner for the Endurance and to raise sufficient capital, including under the financing arrangements we have established, in order to invest in the tooling that we expect will enable us to eventually lower the Endurance bill of materials cost, continue design enhancements of the Endurance to enable scaled production and fund any future vehicles we may develop;
●	the cost and other impacts of contingent liabilities, such as current and future litigation, claims, regulatory proceedings, investigations, complaints, product liability claims and stockholder demand letters, and availability of insurance coverage and/or adverse publicity with respect to these matters, which may have a material adverse effect, whether or not successful or valid, on our liquidity position, market price of our stock, cash projections, business prospects and ability and timeframe to obtain financing (See Part I – Item 3. Legal Proceedings and Note 10 – Commitments and Contingencies);
●	our ability to effectively implement and realize the benefits from our recently completed transactions and agreements with Foxconn (as defined below) under the Asset Purchase Agreement (as defined below), the Contract Manufacturing Agreement (as defined below) and the Investment Agreement (as defined below), which depend on many variables that include our ability to utilize the designs, engineering data and other foundational work of Foxconn, its affiliates, and other members of the Mobility-in-Harmony (“MIH”) consortium as well as other parties, and that all such parties adhere to timelines to develop, commercialize, industrialize, homologate and certify a vehicle in North America, along with variables that are out of the parties' control, such as technology, innovation, adequate funding, supply chain and other economic conditions, competitors, customer demand and other factors, and the regulatory approvals and satisfaction of certain EV program milestones and other conditions required to be met for funding under the Investment Agreement (See Note 1 — Description of Organization and Business Operations and Note 8 – Capital Stock and Earnings Per Share);

●	our ability to execute our business plan, expansion plans, strategic alliances and other opportunities, including development and market acceptance of our planned products;
●	risks related to our limited operating history, the execution of our business plan and the timing of expected business milestones, including the ability to effectively utilize existing tooling, a substantial portion of which is soft tooling not intended for long term production;
●	our ability to successfully address known and unknown performance, quality, supply chain and other launch-related issues, some of which are or may be material and have given or could give rise to recalls of our vehicles, and resume commercial production and sales of the Endurance on a reasonable timeline and in accordance with our business plan;
●	our ability to maintain appropriate supplier relationships, including for our critical components and the terms of such arrangements, and our ability to establish our supply chain to support new vehicle programs;
●	our ongoing ability to secure and receive vehicle components from our supply chain in sufficient quantities to meet production volume plans and of acceptable quality to meet vehicle requirements;
●	the availability and cost of raw materials and components, particularly in light of current supply chain disruptions and labor concerns, inflation, and the consequences of any shortages on our ability to produce saleable vehicles;
●	our ability to successfully identify and implement actions that will significantly lower the Endurance bill of materials cost, including identifying a strategic partner to scale the Endurance, and realizing the sourcing benefits anticipated from our relationship with Foxconn;
●	our ability to obtain binding purchase orders and build customer relationships; and, as we evaluate the allocations of vehicles we may produce, there remains uncertainty as to whether we seek to and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●	our ability to deliver on the expectations of customers with respect to the pricing, performance, quality, reliability, safety and efficiency of the Endurance and to provide the levels of after sale service, support and warranty coverage that they will require and the impact of performance issues, production pauses and delays and recalls on consumer confidence and interest in our vehicles;
●	the risk that our technology, including our hub motors, do not perform as expected in the near or longer-term;
●	our ability to conduct business using a direct sales model, rather than through a dealer network used by most other original equipment manufacturers;
●	the effects of competition on our ability to market and sell vehicles;
●	our ability to attract and retain key personnel and hire additional personnel;
●	the pace and depth of electric vehicle adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our ability to obtain required regulatory approvals and comply with changes in laws, regulatory requirements, interpretations of existing laws and governmental incentives;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	cybersecurity threats and breaches and compliance with privacy and data protection laws;
●	failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures;
●	the possibility that we may be adversely affected by other economic, geopolitical, business and/or competitive factors, including rising interest rates, fuel and energy prices and the direct and indirect effects of the war in Ukraine; and
●	other risks and uncertainties described in this report, including those under the section entitled “Risk Factors,” and that may be set forth in any subsequent filing, including under any similar caption.

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

PART I

ITEM 1: Business.

Overview

Our mission is to accelerate electric vehicle (“EV”) adoption and to be a catalyst in the transition of commercial fleets to all-EVs for a more sustainable future. We are an EV innovator focused on developing high-quality, light-duty, work vehicles. We believe we are one of the only North American light duty original equipment manufacturers (“OEMs”) focused solely on EVs for commercial fleet customers. We believe the large commercial fleet market presents a unique opportunity for vehicles designed specifically for the needs of these customers. We are implementing a strategy designed to accelerate the launch of new commercial EVs. This includes working on our own vehicle programs as well as partnering with third parties, including Foxconn and its affiliates (defined below), as we seek to leverage our vehicle development experience, our proprietary and open-source code and other non-proprietary technologies, our existing Endurance vehicle platform, and potentially new vehicle platforms to drive commonality and scale, and more efficiently develop and launch EVs, to enhance capital efficiency and achieve profitability.

The transactions entered into with Foxconn in 2021 and 2022 (collectively, the “Foxconn Transactions”) were part of a shift in our business strategy from a vertically integrated OEM designer, developer and manufacturer of EVs into a less capital-intensive OEM business focused on developing, engineering, testing and industrializing vehicles in partnership with Foxconn. Since November of 2021, Foxconn has invested approximately $103 million in our Class A common stock and Preferred Stock (defined below). Under the terms of the Investment Agreement (defined below), and subject to conditions, including, without limitation, regulatory approvals and satisfaction of certain EV program milestones, Foxconn is expected to purchase up to approximately $117.3 million in additional Class A common stock and Preferred Stock. No assurance can be given that each of the conditions to subsequent fundings by Foxconn will be satisfied or as to the timing of any such fundings. Furthermore, under the terms of the Asset Purchase Agreement (defined below), Foxconn acquired our automotive assembly plant in Lordstown, Ohio for approximately $257 million in total consideration, as described below.

The sale of the Lordstown facility allowed us to meaningfully reduce our operating complexity and fixed cost structure by transferring to Foxconn current and future manufacturing employees along with fixed overhead costs, such as maintenance, utilities, insurance and more. Foxconn is one of the world’s largest manufacturers with unique experience scaling operations and an announced strategy to establish a presence in the global EV market. Outsourcing our manufacturing to a highly qualified partner enables us to leverage Foxconn’s technology, supply chain network and expertise to accelerate the launch of our vehicle programs.

Since inception, we have been developing our flagship vehicle, the Endurance™, an electric full-size pickup truck. In the third quarter of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly in September. The Company subsequently completed homologation and testing and received required certifications enabling us to begin sales in the fourth quarter of 2022. Engineering readiness, quality and part availability governed the initial timing and speed of the Endurance launch. The rate of Endurance production remained very low during the fourth quarter as these factors continued to impact production. We have experienced performance and quality issues with certain Endurance components that have led us to temporarily pause production and customer deliveries in the first quarter of 2023. Some of these issues were discovered by us or our suppliers, though some were experienced by our initial customers. In this regard, we filed paperwork with the National Highway Traffic Safety Administration (“NHTSA”) to voluntarily recall the Endurance to address supplier quality issues regarding an electrical connection issue that could result in a loss of propulsion while driving and a brake component that our supplier notified us was not to specification. The Company is diligently working with suppliers on the root cause analysis of each issue and potential solutions, which in some cases may include part design modifications, retrofits and software updates. Performance issues are often discovered as an entirely new vehicle with several new technologies begins operating in new and different environments by customers. As a result, through February 2023, approximately 40 Endurance vehicles have been completed or are in process and we have sold a total of six vehicles of our planned initial batch of up to 500 units. As we continue to address Endurance performance and component quality issues and manage continued supply chain constraints with key components, including hub motor components, we anticipate production will remain paused or very low and potentially increase starting as early as the second quarter of 2023.

Our ongoing production and sales volume and rate will be subject to our ability to address these performance issues and consistently receive parts of acceptable quality in the appropriate quantities. Disruptions caused by one or more of these factors could lead to further pauses in vehicle builds or completed vehicle shipments or recalls.

If and when these matters are resolved, we anticipate increasing the rate of production and sale of our first batch of up to 500 Endurance vehicles in order to seed the commercial fleet market, demonstrate the capabilities of the truck, and support our OEM partnership pursuits, which is critical to scaling production. Because our current bill of material (“BOM”) cost for the Endurance is well above our current selling price, we are limiting our expected production to up to 500 units in order to minimize our losses, which we anticipate for the foreseeable future.

Sale of Lordstown Plant

On May 11, 2022, Lordstown EV Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Lordstown EV”), closed the transactions contemplated by the asset purchase agreement with Foxconn EV Technology, Inc., an Ohio corporation, and an affiliate of Hon Hai Technology Group (“HHTG”; either HTTG or applicable affiliates of HTTG are referred to herein as “Foxconn”), dated November 10, 2021 (the “Asset Purchase Agreement” or “APA” and the closing of the transactions contemplated thereby, the “APA Closing”).

Pursuant to the APA, Foxconn purchased Lordstown EV’s manufacturing facility located in Lordstown, Ohio. Lordstown EV continues to own our hub motor assembly line, as well as our battery module and pack line assets, certain tooling, intellectual property rights and other excluded assets, and it outsources all of the manufacturing of the Endurance to Foxconn under the Contract Manufacturing Agreement. Lordstown EV also entered into a lease pursuant to which Lordstown EV leases space located at the Lordstown, Ohio facility from Foxconn for its Ohio-based employees.

The $257 million in proceeds from the sale of the Lordstown facility consisted of the $230 million initial purchase price for the assets, plus $8.9 million for expansion investments and an $18.4 million reimbursement for certain operating expenses from September 1, 2021 through the APA Closing. In connection with the APA Closing, the Company issued warrants to Foxconn that are exercisable until the third anniversary of the APA Closing for 1.7 million shares of Class A common stock at an exercise price of $10.50 per share (the “Foxconn Warrants”). In October 2021, prior to entering into the APA, Foxconn purchased 7.2 million shares of the Company’s Class A common stock for approximately $50.0 million.

Contract Manufacturing Agreement

On May 11, 2022, Lordstown EV and Foxconn entered into a manufacturing supply agreement (the “Contract Manufacturing Agreement” or “CMA”) in connection with the APA Closing. Pursuant to the Contract Manufacturing Agreement, Foxconn (i) manufactures the Endurance at the Lordstown facility for a fee per vehicle, (ii) following a transition period, procures components for the manufacture and assembly of the Endurance, subject to sourcing specifications provided by Lordstown EV, and (iii) provides certain post-delivery services. The CMA provides us with an almost entirely variable manufacturing cost structure and alleviates us of the burden to invest in and maintain the Lordstown facility.

The CMA requires Foxconn to use commercially reasonable efforts to assist with reducing component and logistics costs and reducing the overall BOM cost of the Endurance, and otherwise improve the commercial terms of procurement with suppliers. However, given the limited production volume of the first batch of the Endurance, and in the event we do not scale production, we do not anticipate that we will realize any material reduction of costs or improvement in commercial terms. Foxconn conducts testing in accordance with procedures established by us and we are generally responsible for all motor vehicle regulatory compliance and reporting. The Contract Manufacturing Agreement also allocates responsibility between the parties for other matters, including component defects, quality assurance and warranties of manufacturing and design. Foxconn invoices us for manufacturing costs on a fee per vehicle produced basis, and to the extent purchased or incurred by Foxconn, component and other costs. Production volume and scheduling are based upon rolling weekly forecasts we provide that are generally binding only for a 12-week period, with some ability to vary the quantities of vehicle type.

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

Investment Agreement

On November 7, 2022, we entered into an investment agreement with Foxconn (the “Investment Agreement”) under which Foxconn agreed to make an additional equity investment in the Company through the purchase of $70 million of our Class A common stock and up to $100 million in Series A Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock”), subject to conditions, including, without limitation, regulatory approvals and satisfaction of certain EV program milestones established by the parties (collectively, the “Investment Transactions”).

On November 22, 2022, the Company completed the initial closing under the Investment Agreement, at which Foxconn purchased (a) approximately 12.9 million shares of Class A common stock, at a purchase price of $1.76 per share, and (b) 0.3 million shares of Preferred Stock, at a purchase price of $100 per share, for an aggregate purchase price of approximately $52.7 million (the “Initial Closing”).

The Investment Agreement also provides for a second closing (the “Subsequent Common Closing”), at which Foxconn will purchase approximately 26.9 million additional shares of Class A common stock at a purchase price of $1.76 per share following the parties’ receipt of a written communication from the U.S. government’s Committee on Foreign Investment in the United States (“CFIUS”) that CFIUS has concluded that the transactions contemplated by the Investment Agreement are not a “covered transaction” or CFIUS has concluded that there are no unresolved national security concerns with respect to the transactions (“CFIUS Clearance”) and subject to the other conditions set forth in the Investment Agreement. Upon satisfaction of certain EV Program (as defined below) milestones (including establishing an EV Program budget) and subject to satisfaction of other conditions set forth in the Investment Agreement, Foxconn will purchase in two tranches up to 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share. The first tranche will be in an amount up to 0.3 million shares for an aggregate purchase price of $30 million; the second tranche will be in an amount up to 0.4 million shares for an aggregate purchase price of $40 million. The parties have agreed to use commercially reasonable efforts to agree upon the EV Program budget and program milestones no later than May 7, 2023. However, no assurances can be given that each of the conditions to subsequent funding by Foxconn will be satisfied or as to the timing of any such fundings.

Of the up to $117.3 million that we could receive in additional funding from Foxconn, $70 million may only be used in connection with the initial planning, designing, developing, engineering, testing, industrializing, certifying, homologating and launching one or more EVs in collaboration with Foxconn (the “EV Program”). Notwithstanding this funding arrangement, we will continue to require substantial additional capital in order to fulfill our business plans under the EV Program and otherwise.  See Part I - Item 1A. Risk Factors for further discussion of the risks associated with the Foxconn Transactions and our need to raise additional capital.

Our Strengths and Strategy

We seek to capture a meaningful share of the commercial fleet EV market by focusing on the strengths described below. Our strategy is heavily dependent upon our ability to realize the benefits of our relationship with Foxconn and there can be no assurances that we will be successful in doing so.

●	Proven team with deep experience in vehicle development, engineering and operations. Our senior executive team has extensive and diverse experience in the automotive and EV industries. Our leaders are industry veterans, having executed strategic transformations and successfully designed, developed and launched numerous new vehicle programs at multiple OEMs and tier 1 suppliers. For example, our Chief Executive Officer and President has over 30 years of experience serving in product development, engineering, manufacturing, commercial, and senior executive roles between Ford, BMW, and GM. He led GM’s $15 billion global crossovers business as the Executive Chief Engineer and Vehicle Line Executive. Our Executive Vice President of Product Creation, Engineering and Supply Chain has 30 years of automotive product development and technology innovation leadership experience at Ford. Our Vice President of Engineering has over 30 years’ experience in product development at multiple OEMs and suppliers, including GM and Delphi. Our team possesses a deliberate, calculated vision to design, develop and produce innovative commercial EV platforms and to lead us towards commercial production and sales growth.

●	Valuable partnership potential with Foxconn, which has significant EV industry ambitions and identified us as a preferred North American vehicle development partner. We believe we are well positioned to benefit from Foxconn’s strategy to bring a unique approach to developing and driving growth in the EV industry, along with its global reach, manufacturing excellence and significant capital. Foxconn has announced its intentions to become a significant player in EVs, building on its 17-year history in automotive parts manufacturing, to expand further into high value components and full vehicle assembly. Foxconn has announced significant capital and operational commitments to advance its goals, including new vehicle concepts introduced in Asia, collaborations and joint ventures with numerous Asian and global OEMs, investments in the Company, the purchase of the automotive assembly plant in Lordstown, Ohio and the establishment of the MIH consortium. The MIH consortium enables all participants to benefit from virtual scale that is anticipated to achieve more efficient new vehicle development and a faster path to profitability through the use of a shared common core of hardware components and an architecture across OEMs to create benefits of scale. The Company, with its design, engineering and development expertise, seeks to capitalize on its relationship with Foxconn and the MIH consortium to create a new EV-native model based on increased collaboration, together with component and sub-system commonality and re-use, leading to reduced costs and vehicle development cycles. The Company intends to facilitate collaboration further upstream in the development process and by providing expertise and building upon a multi-use platform. Under the terms of the Investment Agreement, on November 22, 2022, Foxconn invested $52.7 million in our Class A common stock and Preferred Stock, and we could receive an additional $117.3 million, subject to satisfaction of certain program milestones and other conditions set forth in the Investment Agreement. While we have established initial frameworks for our relationship with Foxconn, we are highly dependent on its continued collaboration for future vehicle development and there can be no assurances that we will achieve the program milestones or that our efforts will ultimately lead to an approved vehicle program.

●	Contract manufacturing arrangement to utilize Foxconn’s production-ready domestic plant to build EVs also provides strategic location. Foxconn’s facility in Lordstown, Ohio is one of the largest automotive assembly plants in North America and is in a production-ready state. The Contract Manufacturing Agreement provides for the manufacturing of the Endurance at the facility, and reduces our operating complexity and allows for a highly variable cost structure. The Lordstown facility is strategically located near a major interstate highway between Cleveland, Ohio, and Pittsburgh, Pennsylvania. Lordstown, Ohio, and the surrounding area is home to a highly trained workforce with experience manufacturing vehicles, as well as an extensive automotive supply base. The Company’s collaboration with the Foxconn EV ecosystem is also expected to encourage more Tier 1 and Tier 2 automotive suppliers to locate near the Lordstown facility. Supply chain localization should contribute to reduced logistics costs and supply chain risks. Furthermore, as a domestic EV production site, we and our customers may benefit from the recent Inflation Reduction Act of 2022 that is anticipated to provide financial incentives for vehicles and components produced in the United States.

●	Significant opportunity exists in the commercial fleet market. We believe there is significant demand in the commercial segment for EVs that will remain unmet for several years. We believe our sole focus on light duty EVs for commercial fleets provides us a meaningful advantage by enabling us to design vehicles with the functionality and particular needs of these customers in mind. Beginning with the Endurance, we intend to build strong customer relationships with fleet operators and companies that rent or lease vehicles to fleet operators to accelerate EV adoption. We believe that fleet operators will be drawn to the lower total cost of ownership of EVs despite the higher initial purchase price, which has been a factor limiting the pace of adoption of EVs. We also believe that fleet usage, which in many cases may involve multiple shorter trips within range of a central base, rather than long-distance travel, can reduce the range anxiety that has also been a limiting factor in EV adoption. We anticipate that many of our customers will be return-to-base operations, meaning that the vehicles will be charged at charging stations at the fleet operator’s base location. This will reduce dependency on charging infrastructure that is still developing. As a result, we expect strong demand for safe, reliable EVs with a significantly reduced total cost of ownership and believe the Endurance and future vehicle programs will provide the opportunity for us to capture meaningful share in this market.

●	The Endurance has a unique and efficient design featuring in-wheel hub motor, battery pack and powertrain technologies. The technology and engineering developed or used by us to date have led to operational prototype, beta, pre-production, and commercial production vehicles that serve as our initial entry into the commercial fleet market. The design of the Endurance features in-wheel hub motors that eliminate the need for many parts found in both traditional and existing EVs. In addition, the in-wheel hub motors contribute to the Endurance’s advanced traction handling and maneuverability, features that are important to commercial fleet customers. We believe that, with a strategic partner to support the scaling of the program, along with additional design enhancements and investments in tooling, the Endurance will represent an attractive product for potential customers.

Industry and Competition

EV industry growth has accelerated in the past several years. According to EV Volumes.com, global sales of EVs within the light vehicle segment grew 55% in 2022 from 2021 and reached 10.5 million units, comprising 13.0% of all light vehicles sold annually. We believe this growth will continue into the future as increased offerings, technological developments, reduced costs and additional charging infrastructure are expected to drive broader adoption. We expect countries around the world to become increasingly focused on meeting climate goals, in part, by reducing the environmental effects of internal combustion engine vehicles. This may include offering financial incentives to promote the use of EVs and commitments from major automotive manufacturers to electrification as part of their long-term plans.

Our primary target market is the commercial fleet segment, which is defined as commercial and governmental organizations with three or more vehicles and is a large potential market with strong demand for vehicles. Customers in this market include logistics companies, construction, building trade and other service providers, utilities, airlines, airport operators, telecommunication companies and insurance companies, as well as small- to mid-sized companies with fewer than 10 vehicles in their fleets. Commercial fleets purchase vehicles either directly from OEMs or indirectly through fleet management companies, dealers or other intermediaries. Government entities at the federal, state and local level represent a significant share of the fleet market that we believe will participate in the transition to EVs and represent potential customers.

We believe that there is significant opportunity to gain a share of this market by offering EVs with the functionality and particular needs of these customers in mind. We anticipate substantial commercial demand for electric trucks will be driven by the potential for lower total cost of ownership in comparison to traditional gasoline and diesel internal combustion engine vehicles. We also believe that a meaningful portion of industry demand will come from large well-capitalized fleet operators with commitments to reduce their carbon footprint. The specific use cases for electric trucks by fleet operators which often involve multiple shorter trips, can alleviate the range anxiety that has been a limiting factor in EV adoption to date. By effectively marketing to commercial fleet operators, we believe we have the potential to secure significant and recurring purchases for our EVs.

Although competition within the broader EV and pickup market is intense, we believe that our focus on fleet customers will differentiate our vehicle offerings. While established OEMs and new entrants to the industry are developing or have launched electric pickup trucks, we believe the Endurance can be a highly competitive vehicle. Furthermore, with relatively low production volume of EV pickup trucks anticipated to be sold in the near term, we believe the fleet market will represent the smallest share of sales as the larger OEMs seek to sell to a segment of the EV pickup truck market that is conducive to higher price points.

We believe our relationship with Foxconn and its EV ecosystem will provide the opportunity to accelerate the pace and reduce the cost of new vehicle development through increased cross-industry collaboration and rapid innovation. Leveraging a common core of hardware components enables greater customization through design, as well as hardware and software optimization. Foxconn’s global manufacturing expertise and robust supply chain can provide the electronics hardware stack, and potentially more as it seeks to develop capabilities in other core EV components that can be shared across multiple vehicles and OEMs. Foxconn’s MIH consortium exists to bring the talent and resources together to accelerate EV innovation and development through open collaboration. The MIH consortium can support the design and engineering process and ultimately other vehicle components, subsystems, hardware and software. No assurance can be given that we will ultimately be successful in further vehicle development or that we will be able to effectively realize the potential benefits of the MIH consortium or development partnership with Foxconn. See Part I - Item 1A. Risk Factors for further discussion of the risks associated with the Foxconn Transactions and other related agreements being contemplated with Foxconn, including as a basis for further funding under the Investment Agreement.

The Endurance

Our flagship vehicle is the Endurance. The design of the Endurance body follows the same design principles that have made pickup trucks ideal for the fleet market, while its chassis is designed for safety, capability, efficiency and flexibility. The Endurance’s bed box is designed to be fully compatible with existing third-party parts, upfitting options and accessories. Our use of in-wheel hub motors together with the Endurance’s proprietary software, is intended to provide better traction, maneuverability and handling, making it an ideal vehicle for fleet operators. We believe that the Endurance will have among the fewest moving parts of any highway-capable production vehicle currently being sold and will have a total cost of ownership that is lower than comparable internal combustion pickup trucks that are currently commercially available. Pricing for the

Endurance, which is subject to change, is currently approximately $65,000 including our standard option package and destination charges, but excluding any applicable U.S. tax credits or other incentives for the purchase of alternative fuel vehicles. We believe our option package consists of popular equipment sought by commercial fleet customers.

Many fleet customers consider the total cost of ownership of a vehicle to be more important than the initial purchase price of a vehicle. We believe the capabilities of EVs generally, and in particular the low number of parts, will lead to lower maintenance costs over time when compared to internal combustion engine vehicles. The need for routine maintenance is significantly reduced along with the elimination of the need to service or replace parts and materials for internal combustion engines, such as spark plugs, oil, oil filters, and transmission fluid. In addition, the Endurance’s brake pads and rotors are expected to last longer than those in internal combustion engine pickup trucks due to regenerative braking from the hub motors on all four wheels, representing another maintenance cost saving. As a result, over a five-year period, we anticipate that the average total cost of ownership of the Endurance is likely to be less than the average total cost of ownership of a comparable internal combustion engine pickup truck.

At the current BOM cost, we are limiting production of the Endurance to an initial batch of up to 500 units. However, we believe the attributes of the Endurance could present a compelling offering to customers. We continue to seek a strategic partner to support the scaling of the program along with additional design enhancements and investments in tooling that would enable us to significantly reduce the BOM cost. We believe the North American full size pickup truck market is one of the most attractive and profitable industry segments in the world. Therefore, we believe the Endurance, as only the second homologated and certified full size EV pickup truck in the market, provides an attractive opportunity for another OEM to enter the segment relatively quickly and with substantially lower investment than independently developing a similar vehicle. There can be no assurances that we will be able to find a strategic partner, or negotiate an agreement with a potential partner on a reasonable timeline or on favorable terms and as a result of this and other factors, the actual number of vehicles produced could be significantly below 500.

Electric In-Wheel Hub Motors

The Endurance has four electric in-wheel hub motors. We have entered into supply and licensing agreements with Elaphe Propulsion Technologies Ltd. (“Elaphe”) to produce the initial batch of required hub motors. However, we intend to begin using our own manufacturing line for the in-wheel hub motors at the Lordstown facility in the near future, which we believe will increase our rate of production and lower our BOM cost. As part of our Contract Manufacturing Agreement with Foxconn, Foxconn operates these hub motor production assets on our behalf. We believe the hub motors provide efficiency, reliability and design flexibility and offer several advantages over traditional internal combustion engines. For example, in-wheel hub motors place the entire propulsion system within the wheels, providing a significant amount of design flexibility for the remainder of the vehicle.

In-wheel hub motors contribute to the superior traction and maneuverability of the Endurance. They also eliminate the need for many parts found in both traditional and hybrid vehicles, including a drivetrain, gears, axles, differentials, universal joints, transmissions, oil, oil filters, spark plugs and engine valves, which reduces the number of moving parts in the Endurance compared to other traditional, hybrid and EVs available today and, therefore, expected maintenance costs.

Each hub motor and inverter pair are controlled by a central supervisory powertrain controller that manages traction, slip and efficiency on an axial basis, which we expect to provide favorable four-wheel drive traction when compared to other pickup trucks currently available to commercial fleets. The Company has developed its own proprietary powertrain controller software and algorithms to achieve this performance using instantaneous torque control. The use of in-wheel hub motors and the absence of a traditional internal combustion engine create a large front crush zone, enhancing the safety of the vehicle and enabling the Endurance to have a “frunk” (a small trunk located at the front of the cab).

The motors are equipped with regenerative braking that captures and stores power generated by deceleration of the vehicle. Many of the systems that enable the use of in-wheel hub motors, such as the software that interacts and directs each of the four motors, as well as the independent front suspension, are proprietary to us.

Facilities

We lease space from Foxconn in Lordstown, Ohio for office space, and also lease facilities in Farmington Hills, Michigan and Irvine, California.

In November 2020, we opened our research, development and engineering center in Farmington Hills, Michigan. This facility includes space for engineering, product development, vehicle inspection and benchmarking, as well as labs for testing, validation and prototyping. This facility also houses our purchasing group as well as certain other corporate functions. In September 2022, we expanded our office space by leasing an additional building near our research, development and engineering center.

In Irvine, California, we have established an engineering, vehicle development, and service center. This facility is focused primarily on developing advanced electronic hardware and software for our infotainment system as well as our cybersecurity, connected vehicle and fleet services systems. We have established Lordstown EV Sales, LLC to receive direct orders from customers and have received our dealership license from the State of California.

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

On April 3, 2020, we entered into an agreement under which GM provides us with access to certain non-brand defining GM parts, including airbags, steering columns and steering wheels. This agreement was renewed for a term commencing on January 1, 2021 and ending December 31, 2023. On December 21, 2021, we entered into a further five year-term supply agreement which required a pre-payment of $17.8 million and made available to us the referenced parts for up to 9,500 vehicles. As of December 31, 2022, we reviewed our prepaid GM components and royalties for impairment given that the production volume of the Endurance is not anticipated to exceed 500 units. Therefore, we determined it appropriate to impair these assets and other prepaid assets and recorded a charge of $14.8 million for the year ended December 31, 2022. Notwithstanding the impairment charge, we will continue to have the right to acquire the parts for which we have already paid and intend to evaluate our options to mitigate the actual losses.

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

Equity Sales Agreement

On November 7, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell up to approximately 50.2 million shares of its Class A common stock from time to time through Jefferies (the “ATM Offering”). During 2022, Jefferies sold approximately 7.8 million shares of Class A common stock which resulted in net proceeds of $12.4 million. In the future, any additional sales will depend on a variety of factors and no assurance can be given that the Company will sell any shares of Class A common stock under the Sales Agreement, or, if it does, as to the price or amount of the shares that it sells or the dates when such sales will take place. Even if funds are raised under the ATM Offering, the Company will require additional financing to execute its business plan.

We entered into an equity purchase agreement (“Equity Purchase Agreement”) with YA II PN, LTD. (“YA”) on July 23, 2021, pursuant to which YA committed to purchase up to $400 million in shares of our Class A common stock, subject to certain limitations and conditions set forth in the Equity Purchase Agreement. The actual amount that we were able to raise under this facility was dependent on market conditions as well as limitations in the agreement. During the year ended December 31, 2022, we issued 17.5 million shares to YA and received $40.4 million cash, net of equity issuance costs. During the year ended December 31, 2021, inclusive of the 0.4 million Commitment Shares (as defined below), we issued 9.6 million shares to YA and received $49.4 million cash, net of equity issuance costs. The Equity Purchase Agreement was terminated on November 22, 2022.

Other Partners

To provide our customers with aftermarket service and warranty support we have entered into an agreement with a third-party provider under which the parties will coordinate to provide EV service and warranty work for Lordstown vehicles, i.e., the Endurance vehicles, in key states where allowed by law. We expect a strategic rollout of participating service locations from within the~~ir~~ provider’s network to Lordstown’s launch plan for initial fleet customers. Technicians at these service locations will complete Lordstown’s vehicle service training curriculum and the third-party will provide service solutions, including warranty and preventative and scheduled maintenance.

Research and Development

We expect to continue to incur costs for the Endurance for post-launch testing, to address any current or new launch-related issues identified, or other Endurance related matters, in order to deliver a quality product to our customers. Our research and development also includes efforts to seek to leverage our technologies to develop additional all-EVs targeted for the commercial EV market in cooperation with Foxconn and its affiliates, and potentially other strategic partners. Our vehicle development efforts in collaboration with Foxconn will also require significant investments, beyond the current investments by Foxconn as contemplated under the Investment Agreement. We expect that these activities will generally be completed by our employees and intend to hire additional research and development personnel. However, we have utilized third party design and engineering firms for certain development activities to date and will continue to do so for the Endurance and additional vehicles that we may develop in the future. No assurance can be given that we will ultimately be successful in further vehicle development or that we will be able to effectively realize the potential benefits of the development partnership with Foxconn.

Sourcing

The Endurance’s BOM consists of approximately 3,200 components with 10 suppliers providing systems representing almost 70% of the total direct materials cost. In an effort to reduce supply chain risk, we purchased and have on-hand a significant portion of the vehicle components necessary for the initial batch of production. Motors and battery cells represent two of the Endurance’s most critical components. As discussed above, we have an agreement with Elaphe to license in-wheel hub motors and we have procured all the battery cells we anticipate needing for the initial production of up to 500 units of the Endurance. Key raw materials that are in the Endurance and its components are steel, aluminum, copper, neodymium, nickel and cobalt. The prices for and availability of these materials fluctuate depending on factors beyond our control.

Disruptions to the supply chain, including those due to the effects of the COVID-19 pandemic, have resulted in and continue to present challenges in obtaining certain components and raw materials in a timely manner and/or at favorable pricing. In addition, the automotive and other industries are currently experiencing a global supply shortage of semiconductors. Inflation has also significantly impacted the prices of key raw materials included in the Endurance and its components as well as labor costs and certain indirect costs, such as utilities. Furthermore, currency fluctuations, labor shortages, tariffs or shortages in petroleum, steel and aluminum or other raw materials, the direct and indirect effects of the war in Ukraine and other economic or political conditions have impacted the transportation industry and resulted and may continue to result in significant increases in freight charges, delays in obtaining critical materials or changes in the specifications for those materials. Moreover, our low production volumes have contributed to certain production suppliers curtailing or ceasing supply, or in some cases, materially raising the prices we must pay for certain components. These factors have impacted and are expected to impact our testing and production costs, and volume and timeline of full production.

As a result, we have adjusted and may continue to adjust our design and materials, and production processes to adapt to these limitations. However, the factors described above, capital constraints, business conditions, the impact of COVID-19 or other pandemics, governmental changes and other factors beyond our control could affect our ability to receive the material we need for full production.

Engineering readiness, quality and part availability have governed the timing and speed of the Endurance launch. In the first quarter of 2023, performance and quality issues with certain Endurance components led us to temporarily pause production and customer deliveries and to voluntarily recall the Endurance while we work with our supplier network to implement corrective actions. We anticipate that continued supply chain constraints with certain key components, including hub motor components, will remain at least through the first quarter of 2023 and potentially ease starting as early as the second quarter of 2023. If and when these ongoing matters are resolved, we anticipate increasing the rate of production and sale of the initial batch of up to 500 Endurance vehicles. However, we continue to monitor closely the key components that are in short supply and no assurances can be given that part availability and quality will not restrict production further.

Due to these factors and our limited initial production volume, our current BOM cost is substantially higher than the current selling price of the Endurance. Until such time as we are able to lower the BOM cost, we are limiting our expected production to up to 500 units in order to minimize our losses, which we anticipate for the foreseeable future. There can be no assurance that we will be able to reduce our BOM cost below the current selling price for the Endurance.

Increased demand or cost, reduced supply or quality issues for certain materials or components, whether due to EV growth, trade restrictions or other factors, may further increase our costs or delay the timing to obtain the materials or components and impact our production timeline, profitability and cash flows. See Part I – Item 1A. Risk Factors for additional information regarding sourcing.

Intellectual Property

We use a combination of widely available non-proprietary technology and proprietary know-how in our business. We intend to establish and protect the intellectual property and proprietary technology that we develop through a combination of trademarks, patents, trade secrets and know-how. We have filed numerous trademark and patent applications with the United States Patent and Trademark Office, but as of this date no trademarks or patents have been issued.

We expect to develop additional intellectual property and proprietary technology as the Endurance’s engineering and validation activities proceed and we expand into developing other vehicles. Technologies that we have and intend to invest in and develop include engineering software, powertrain systems and controls, infotainment, cybersecurity, telematics and electrical architecture hardware and software. As we develop our technology, we will continue to assess whether additional trademark or patent applications or other intellectual property registrations are appropriate. We also seek to protect our intellectual property and proprietary technology, including trade secrets and know-how, through limited access, confidentiality and other contractual agreements. In addition to the intellectual property that we own, we license and utilize key technologies under our agreements with Elaphe. See “— Key Agreements, Other Alliances and Technology — Elaphe Propulsion Technologies Ltd.” for more information.

We cannot be certain that we will be able to adequately develop and protect our intellectual property rights, or that other companies will not claim that we are infringing upon their intellectual property rights. We also use open-source code and other non-proprietary technology that is not protected from use by our competitors. See Part I – Item 1A. Risk Factors for additional information regarding intellectual property.

Sales and Marketing

We plan to focus our sales and marketing efforts on direct sales through our subsidiary, Lordstown EV Sales, LLC, to commercial fleet operators and fleet management companies rather than through third-party dealerships. However, we intend to explore other distribution strategies as our business grows.

An important aspect of our sales and marketing strategy involves pursuing relationships with specialty upfitting and fleet management companies to incorporate the Endurance and future vehicles we may develop into their fleets or sales programs. As their main area of business, fleet management companies act as an intermediary facilitating the acquisition of new vehicles for the ultimate end user fleets. They provide a valuable distribution channel for us because of their extensive end user relationships and ability to offer attractive financing rates. We have several agreements in place with fleet management companies that establish a framework for co-marketing and sales. These agreements do not commit the counterparties to purchase vehicles. As we develop our sales and aftermarket service strategy, we are focusing on sales in regions where we have local resources. Furthermore, we consider a number of factors when seeking sales and allocating available new vehicles to customers. These factors include, among others, the customer’s fleet size, the area in which the vehicles will be operated, the possibility of a strategic long-term relationship and in-house maintenance capabilities. To date, we have received non-binding indications of interest or pre-orders for the Endurance from various parties and, as we evaluate the allocations of vehicles we may produce, there remains uncertainty as to whether we will seek to and to what degree we will be able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales. We have also received reservations from potential customers who have provided us with a $100 deposit totaling approximately $220,000 as of December 31, 2022, that may be cancelled without penalty and a full refund of any deposit. As a result of our sales strategy, we expect that we will not be required to make significant investments in a large direct sales force or third-party dealership network, thereby avoiding an increase in fixed costs.

Human Capital Resources

As of December 31, 2022, we employed approximately 260 full-time personnel in our Lordstown, Ohio, Farmington Hills, Michigan and Irvine, California facilities. These employees’ skills are in the areas of engineering, marketing, sales, purchasing, facilities, human resources, IT, supply chain, quality, program management, software design, strategy, legal, accounting and finance. The vast majority of our employees are engineers focused on vehicle development, including the Endurance and future vehicle programs. We have additional employees to support aftermarket service and warranty work on the Endurance and future vehicles. In connection with the Foxconn Transactions in May 2022, substantially all of our manufacturing employees, along with certain other employees, transferred to and became employees of Foxconn.

Government Support and Regulation

In addition to the discussion in this section, also see Part I – Item 1A. Risk Factors – “Risks Relating to Regulation and Claims.”

Our management expects to continue to engage in discussions with local, state and federal officials to explore the availability of appropriate grant, loan and tax incentives. There are numerous enacted federal programs that we believe will directly or indirectly support the growth of EVs, including among commercial fleet customers. These include the Infrastructure Investment and Jobs Act of 2021 that provided $7.5 billion for a national EV charging network through grants to state and local governments, transit authorities and tribes. The bill also included measures to promote greater electrification of the transportation sector, funding to expand battery processing and manufacturing and a surface transportation block grant program.

We have been awarded grants of up to $2.1 million from the Michigan Economic Development Corporation. To date, we’ve received $1.0 million in grant funding, and are finalizing the documentation for the outstanding grants. The grants include claw back provisions through May 2024 if the conditions of the grants are not met and no assurances can be made as to the timing or ultimate amount of the funding.

The U.S. Inflation Reduction Act adopted in August 2022 (“IRA”) provides tax credits intended to grow the domestic supply chain and domestic manufacturing base for electric and other “clean” vehicles and to incentivize the purchase of qualified commercial and retail clean vehicles. These incentives are phasing in and will remain in effect until approximately 2032, unless modified by Congress. The IRA establishes numerous and complex prerequisites for the tax credits, including that the vehicle must be assembled in North America; the vehicle must be under specified limitations on manufacturer suggested retail price (“MSRP”); purchaser income limitations; starting in 2024, any vehicle that contains “battery components” that were “manufactured or assembled” by a “foreign entity of concern” will be ineligible; and, starting in 2025, any vehicle that contains battery materials that were “extracted, processed, or recycled” by a “foreign entity of concern” will be ineligible. A “Critical Minerals Credit” is available for those vehicles that have a specified percentage of critical minerals that are “extracted or produced” in the United States, in a country with which the United States has a Free Trade Agreement, or that is “recycled” in North America. A “Battery Components Credit” is available for those vehicles that have a specified percentage of “value” of its battery “components” that are “manufactured or assembled” in North America. The availability of such benefits will depend on the terms of the regulations and guidance issued by the government to implement the IRA, which will ultimately determine which vehicles qualify for incentives and the amount thereof. We are still evaluating the potential benefits of the IRA to the Company and its customers.

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

We operate in an industry that is subject to extensive vehicle safety and testing and environmental regulations, some of which evolve over time as new technologies are introduced to the market. Government regulations regarding the manufacture, sale and implementation of products and systems similar to the Endurance or other vehicles that we may develop are subject to future change. We cannot predict what effect, if any, such changes will have upon our business. Violations of these regulations may result in substantial civil and criminal fines, penalties and/or orders to cease the operations in violation or to conduct or pay for corrective work. In some instances, violations may also result in the suspension or revocation of permits and licenses. In addition to the domestic regulations and standards discussed below, we expect to comply with Canadian standards and believe these standards are substantially similar to the domestic standards. Based on our initial business plan, we do not expect to be subject to regulatory requirements outside of the U.S. and Canada.

Vehicle Safety and Testing Regulation

Our vehicles are subject to, and must comply with, many regulations established by NHTSA, including applicable U.S. federal motor vehicle safety standards (“FMVSS”). As an OEM, we must self-certify that our vehicles meet all applicable FMVSS and, when applicable, the NHTSA bumper standards before a vehicle can be manufactured for sale, offered for sale, introduced into interstate commerce, imported into or sold in the United States. There are many FMVSS that apply to our vehicles, including crashworthiness and crash avoidance requirements and EV requirements (e.g., those relating to limitations on electrolyte spillage, battery retention and the avoidance of electric shock after a crash). We believe the Endurance does, and our future vehicles will, meet all applicable FMVSS. However, we have experienced performance and quality issues with certain Endurance components that have led us to temporarily pause production and customer deliveries in the first quarter of 2023. Additionally, there are regulatory changes being considered for several FMVSS, and though we expect to comply with such changes, there is no assurance of compliance until the final regulatory changes have been enacted and we are able to evaluate the vehicles’ compliance with those new FMVSS requirements.

In addition to FMVSS, we must comply with other NHTSA requirements and other federal laws and regulations administered by NHTSA, including, for example, early warning reporting requirements, Corporate Average Fuel Economy (“CAFE”) reporting, an obligation to conduct recalls of vehicles in the field upon a determination of a safety defect or noncompliance and owner’s manual requirements. In this regard, we filed paperwork with NHTSA to voluntarily recall the Endurance to address supplier quality issues. Lordstown is working with its supplier network to implement corrective actions that the Company believes will address these issues. We also must comply with the Automobile Information and Disclosure Act, which requires OEMs to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and other pricing. Further, this law allows inclusion of fuel economy metrics (e.g. range and cost savings), as determined by the U.S. EPA, and crash test ratings, as determined by NHTSA.

Battery Safety and Testing Regulations

Our battery packs must conform to mandatory regulations governing the transport of “dangerous goods” that may present a risk in transportation, which items include lithium-ion batteries and are subject to regulations issued by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”). These regulations are based on the UN Recommendations on the Safe Transport of Dangerous Goods - Model Regulations and related UN Manual Tests and Criteria. The regulations vary by the mode of transportation by which these items are shipped (e.g., by ocean vessel, rail, truck or air). There are additional industry standards related to the development and testing of EV batteries, including for example, standards published by the Society of Automotive Engineers, International Organization for Standards and Underwriters Laboratories. The use, handling, storage, disposal and exposure of our battery packs are also subject to many different regulations at the federal, state and local levels.

Environmental Credits

In connection with the delivery and placement into service of our zero-emission vehicles (“ZEV”), under the U.S. EPA’s and California’s Greenhouse Gas (“GHG”) rules and standards and the U.S. CAFÉ standards for mobile sources, and under California’s ZEV standard, we will earn tradable credits that can be sold to other OEMs. Like the United States, California also has its own GHG emissions standard that seeks to reduce GHGs over time. Other U.S. states, including Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont, have adopted some or all of California’s standards. We intend to take advantage of these regulatory frameworks by registering and selling GHG, CAFÉ and ZEV credits. In addition, we have entered into an emissions credit agreement with GM pursuant to which, and subject to the terms of which, until the completion of the first three annual production/model years wherein we produce vehicles at least ten months out of the production/model year, the counterparty will have the option to purchase such emissions credits as well as emissions credits from any other U.S. state, country or jurisdiction generated by vehicles produced by us and not otherwise required by us to comply with emissions laws and regulations at a purchase price equal to 75% of the fair market value of such credits. While we have launched the Endurance as a 2023 model year, we are limiting production to up to 500 units. Therefore, the duration of our obligations under this agreement will extend for several years and are ultimately dependent upon whether we are able to launch a new vehicle and the associated timing and/or our ability to obtain a strategic partner to support the scaling of the Endurance.

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

The U.S. Clean Air Act requires that we obtain a Certificate of Conformity from the U.S. EPA for our vehicles prior to their entry into commerce in all 50 states. In addition, we must obtain an Executive Order from the California Air Resources Board (“CARB”) in order to sell vehicles in California and those states that have adopted its standards. The Certificate of Conformity and Executive Order are required for each model year. We have obtained such Certificate of Conformity and such Executive Order for the Endurance.

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

The mailing address of our principal executive office is 2300 Hallock Young Road, Suite 200, Lordstown, Ohio 44481. Our telephone number is (234) 285-4001. Our website address is www.lordstownmotors.com. Our Class A common stock is listed on the NASDAQ Global Stock Market under the symbol “RIDE.” Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this report.

Recent Developments

On January 26, 2023, we filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the Delaware General Corporation Law (“DGCL”), which permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts and stock after considering a variety of factors, due to developments regarding potential interpretations of the DGCL. As previously disclosed, on March 24, 2022, we received a letter addressed to our Board of Directors (the “Board”) from the law firm of Purcell & Lefkowitz LLP (“Purcell”) on behalf of three purported stockholders. Among other matters, the stockholder letter addressed the approval of our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) at the special meeting of stockholders held on October 22, 2020, which included a 200 million share increase in the number of authorized shares of Class A common stock (the “2020 Class A Increase Amendment”), and was approved by a majority of the then-outstanding shares of both our Class A and Class B common stock, voting as a single class. The stockholder letter alleged that the 2020 Class A Increase Amendment required a separate vote in favor by at least a majority of the then outstanding shares of Class A common stock under Section 242(b)(2) of the DGCL, and that the 200 million shares in question were thus unauthorized.  Following receipt of the stockholder letter, the Board undertook a review of the matters raised with the assistance of outside counsel not involved in the underlying transactions at issue and had determined, in reliance upon, among other things, advice of several law firms including a legal opinion of Delaware counsel, that the assertions regarding DGCL Section 242(b)(2) were wrong and that a separate class vote of the Class A common stock was not required to approve the 2020 Class A Increase Amendment. We continue to believe that a separate vote of Class A common stock was not required to approve the 2020 Class A Increase Amendment. However, in light of a recent decision of the Court of Chancery that created uncertainty regarding this issue, we filed a petition in the Court of Chancery pursuant to Section 205 seeking validation of the 2020 Class A Increase Amendment and the shares issued pursuant thereto to resolve any uncertainty with respect to those matters.  In February 2023, the Court of Chancery held a hearing on our petition and on February 28, 2023 issued an amended order granting the Company’s motion to validate each of the following and eliminate the uncertainty with respect thereto: (1) the 2020 Class A Increase Amendment and the Certificate of Incorporation as of the time of filing with the Delaware Secretary of State, and (2) all shares of capital stock that we issued in reliance on the effectiveness of the 2020 Class A Increase Amendment and Certificate of Incorporation, as of the date such shares were issued.

Information about our Executive Officers

Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 15, 2023.

Name	Age	Position
Daniel A. Ninivaggi	58	Executive Chairman
Edward T. Hightower	57	Chief Executive Officer and President
Adam B. Kroll	48	Chief Financial Officer
Melissa A. Leonard	53	Executive Vice President, General Counsel & Secretary
Dr. Donna L. Bell	56	Executive Vice President, Product Creation, Engineering and Supply Chain

Daniel A. Ninivaggi. Mr. Ninivaggi has served as the Company’s Executive Chairman of the Board since May 2022, and served as the Company’s Chief Executive Officer from August 2021 to July 2022. He served as an independent consultant and board member from September 2019 to August 2021. Mr. Ninivaggi served as Chief Executive Officer of Icahn Automotive Group, LLC (“Icahn Automotive”) and Managing Director of Icahn Enterprises L.P. (“IEP”) - Automotive Segment from March 2017 through August 2019. IEP is a publicly traded diversified holding company and Icahn Automotive is a wholly-owned subsidiary of IEP. Prior to that, from February 2014 until March 2017, Mr. Ninivaggi served as Co-Chairman (from May 2015) and Co-CEO of Federal-Mogul Holdings Corp., an $8 billion automotive supplier (subsequently acquired by Tenneco, a component and systems supplier to automotive, commercial vehicle and industrial original equipment manufacturers and the independent automotive aftermarket). Mr. Ninivaggi was President and Chief Executive Officer of IEP between 2010 and 2014, at which time IEP operated through ten diverse operating segments. Mr. Ninivaggi has served as the Chairman of Garrett Motion Inc., a publicly traded manufacturer of turbochargers and electro-boosting technologies for vehicle manufacturers, since April 2021 and has served as a director of numerous other public and private companies, including: Hertz Global Holdings, Inc., a publicly traded car rental company (from September 2014 to June 2021); Metalsa S.A., a privately held manufacturer of frames and other structural components for automotive and commercial vehicles (Advisory Board); Navistar International Corporation, a publicly traded manufacturer of trucks, buses and engines (from August 2017 to October 2018); Icahn Enterprises G.P. Inc., the general partner of IEP (from 2012 to 2015); CVR Energy, Inc., a publicly traded independent petroleum refiner and marketer of high value transportation fuels (from 2012 to 2014); CVR GP, LLC, the general partner of CVR Partners LP, a publicly traded nitrogen fertilizer company (from 2012 to 2014); XO Holdings, a privately held telecommunications company affiliated with IEP (from 2010 to 2014); Tropicana Entertainment Inc., a publicly traded company primarily engaged in the business of owning and operating casinos and resorts (from 2011 to 2015); Motorola Mobility Holdings Inc., a publicly traded mobile phone and electronics manufacturer (from 2010 to 2011); and CIT Group, Inc., a publicly traded bank holding company (from 2009 to 2011). Prior to joining IEP, Mr. Ninivaggi spent six years at Lear Corporation, a publicly traded Tier 1 automotive supplier specializing, at the time, in seating systems, interior components and systems as well as electrical and electronic distribution systems and components. Mr. Ninivaggi began his career at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP before joining Winston & Strawn LLP, where he became partner. He holds a Bachelor of Arts degree from Columbia University, an MBA from the University of Chicago Graduate School of Business, and a Juris Doctor degree (with distinction) from Stanford Law School.

Edward T. Hightower. Mr. Hightower has served as our Chief Executive Officer, President and a director since July 2022, and served as our President from November 2021 to July 2022. Mr. Hightower served as the Managing director of Motoring Ventures LLC, a global investment and consulting firm for automotive and manufacturing businesses that Mr. Hightower founded, from 2016 to November 2021. At Motoring Ventures, Mr. Hightower advised vehicle and other manufacturing companies, including the Company, on operations, product launches, production, supply chain issues, mergers and acquisitions and a range of other matters. From 2013 to 2016, Mr. Hightower served as Vehicle Line Executive / Executive Chief Engineer - Global Crossovers for General Motors Company. Mr. Hightower has also served in related roles at Ford Motor Company and BMW of North America, Inc. and has more than 30 years of experience in his field. Mr. Hightower has served as a director and member of the audit committee of Tritium DCFC Limited since January 2022, and previously served as a board member of the Michigan Council — Boy Scouts of America from December 2018 to November 2021.

Adam B. Kroll. Mr. Kroll has served as our Chief Financial Officer and Principal Accounting Officer since October 2021. Mr. Kroll served as the Chief Administrative Officer of Hyzon Motors Inc. from March through July 2021. From October 2020 through January 2021, Mr. Kroll was the interim Chief Financial Officer of UPG Enterprises, a family office operating diversified industrial companies (“UPG”). Prior to his tenure at UPG, Mr. Kroll spent five years at PSAV Holdings, a global event technology services provider, where he served in roles of increasing responsibility, including Treasurer, Head of Corporate Development and Senior Vice President - Finance. Prior to his time at PSAV Holdings, Mr. Kroll served as an investment banker at JP Morgan and elsewhere focusing on the automotive industry where, during his tenure, he advised companies on capital markets, loan and M&A transactions.

Melissa A. Leonard. Ms. Leonard has served as our Executive Vice President, General Counsel and Secretary since January 2022. Prior to joining the Company, Ms. Leonard was co-leader of the Mergers and Acquisitions team for Baker & Hostetler LLP during 2021, where she has served as outside counsel to the Company since 2019. Ms. Leonard has been a corporate and transactional attorney at Baker & Hostetler LLP since 1995 and has extensive legal experience with mergers and acquisitions, financings, and corporate governance matters. Ms. Leonard was a member of the Board of Trustees of the Museum of Contemporary Art (MOCA), Cleveland, Ohio from 2007 – 2021 and served on the Finance and Governance Committees.

Dr. Donna L. Bell. Dr. Bell has served as the Company’s Executive Vice President – Product Creation, Engineering and Supply Chain since July 2022. Dr. Bell has almost 30 years of automotive hands-on leadership experience in engineering, product development, purchasing, quality, mobility and autonomous vehicle strategy, and research. Prior to joining the Company, Dr. Bell has served in various roles at Ford Motor Company, a publicly traded automobile manufacturer (“Ford”), since 1993, including as Vice President Brand Management and Marketing, Ford Credit from January 2022 to June 2022, Director, Autonomous Vehicle and Mobility Strategy from November 2020 to January 2022, Global Director, Technology & Features Strategy and Planning from May 2019 to November 2020, CTO Chief of Staff – Research and Advanced Engineering from September 2018 to May 2019, and Director, Research Operations Palo Alto Innovation Center from May 2017 to September 2018. Her work in the development of new technology, including electronic modules and vehicle systems led to her receiving multiple patents. Dr. Bell has also been involved in creating educational programs for students in science, technology, engineering, and mathematics (STEM) and she has held multiple leadership positions in professional organizations including the National Society of Black Engineers, Society of Women Engineers, and Ford’s first employee resource group, FAAN (Ford African Ancestry Network). Dr. Bell currently sits on the Lawrence Technological University Board of Trustees and College of Engineering Advisory Board, Wayne State’s College of Engineering Board of Visitors, Torch of Wisdom Foundation board of directors, Delta Sigma Theta Sorority, Incorporated Southfield Alumnae Chapter Executive Board, as assistant financial secretary, and she serves as the co-chair for Governor Whitmer’s Black Leadership Advisory Council.  She holds a bachelor’s degree in electrical engineering from Lawrence Technological University, two master’s degrees (Electronics and Computer Systems and Engineering Management) and a Ph.D. from Wayne State University’s School of Engineering.

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

Summary Risk Factor

Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our Class A common stock risky include, among others:

●	our ability to continue as a going concern, which requires us to manage costs and obtain significant additional funding to execute our business plan, including to achieve our 2023 Endurance production and sales targets and develop any additional vehicle programs, and our ability to raise such funding on a reasonable timeline and with suitable terms;
●	our ability to obtain a strategic partner for the Endurance and to raise sufficient capital, including under the financing arrangements we have established, in order to invest in the tooling that we expect will enable us to eventually lower the Endurance BOM cost, continue design enhancements of the Endurance to enable scaled production and fund any future vehicles we may develop;
●	the cost and other impacts of contingent liabilities, such as current and future litigation, claims, regulatory proceedings, investigations, complaints, product liability claims and stockholder demand letters, and availability of insurance coverage and/or adverse publicity with respect to these matters, which may have a material adverse effect, whether or not successful or valid, on our liquidity position, market price of our stock, cash projections, business prospects and ability and timeframe to obtain financing (See Part I – Item 3. Legal Proceedings and Note 10 – Commitments and Contingencies);
●	our ability to effectively implement and realize the benefits from our recently completed transactions and agreements with Foxconn under the Asset Purchase Agreement, the Contract Manufacturing Agreement and the Investment Agreement, which depend on many variables that include satisfaction or waiver of conditions, in certain cases our ability to utilize the designs, engineering data and other foundational work of Foxconn, its affiliates, and other members of the MIH consortium as well as other parties, and that all such parties adhere to timelines to develop, commercialize, industrialize, homologate and certify a vehicle in North America, along with variables that are out of the parties' control, such as technology, innovation, adequate funding, supply chain and other economic conditions, competitors, customer demand and other factors, and the regulatory approvals and satisfaction of certain EV program milestones and other conditions required to be met for funding under the Investment Agreement (See Note 1 — Description of Organization and Business Operations and Note 8 – Capital Stock and Earnings Per Share);
●	our ability to execute our business plan, expansion plans, strategic alliances and other opportunities, including development and market acceptance of our planned products;
●	risks related to our limited operating history, the execution of our business plan and the timing of expected business milestones, including the ability to effectively utilize existing tooling, a substantial portion of which is soft tooling not intended for long term production;
●	our ability to successfully address known and unknown performance, quality, supply chain and other launch related issues, some of which are or may be material and have given or could give rise to recalls of our vehicles, and resume commercial production and sales of the Endurance on a reasonable timeline and in accordance with our business plan;
●	our ability to maintain appropriate supplier relationships, including for our critical components and the terms of such arrangements, and our ability to establish our supply chain to support new vehicle programs;

●	our ongoing ability to secure and receive vehicle components from our supply chain in sufficient quantities to meet production volume plans and of acceptable quality to meet vehicle requirements;
●	the availability and cost of raw materials and components, particularly in light of current supply chain disruptions and labor concerns, inflation, and the consequences of any shortages on our ability to produce saleable vehicles;
●	our ability to successfully identify and implement actions that will significantly lower the Endurance BOM cost, including identifying a strategic partner to scale the Endurance and realizing the sourcing benefits anticipated from our relationship with Foxconn;
●	our ability to obtain binding purchase orders and build customer relationships and, as we evaluate the allocations of vehicles we may produce, there remains uncertainty as to whether we seek to and to what degree we are able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales;
●	our ability to deliver on the expectations of customers with respect to the pricing, performance, quality, reliability, safety and efficiency of the Endurance and to provide the levels of after sale service, support and warranty coverage that they will require and the impact of performance issues, production pauses and delays and recalls on consumer confidence and interest in our vehicles;
●	the risk that our technology, including our hub motors, do not perform as expected in the near or longer-term;
●	our ability to conduct business using a direct sales model, rather than through a dealer network used by most other OEMs;
●	the effects of competition on our ability to market and sell vehicles;
●	our ability to attract and retain key personnel and hire additional personnel;
●	the pace and depth of EV adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our ability to obtain required regulatory approvals and comply with changes in laws, regulatory requirements, interpretations of existing laws and governmental incentives;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	cybersecurity threats and breaches and compliance with privacy and data protection laws;
●	failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures;
●	the possibility that we may be adversely affected by other economic, geopolitical, business and/or competitive factors, including rising interest rates, fuel and energy prices and the direct and indirect effects of the war in Ukraine; and
●	other risks and uncertainties described in this report, including those under the section entitled “Risk Factors,” and that may be set forth in any subsequent filing, including under any similar caption.

Risks Related to Our Business Operations and Industry

The pending funding transactions contemplated with Foxconn under the Investment Agreement are subject to regulatory approvals, the further negotiation of program milestones and other conditions, and may not be consummated at all or only in part, which could have a material adverse effect on our business, operating results, financial condition and prospects.

The closing of the remaining tranches of funding under the Investment Agreement for the aggregate sale of up to approximately 26.9 million shares of Class A common stock and up to 0.7 million shares of Preferred Stock to Foxconn is subject to conditions such as: (a) the Subsequent Common Closing of the sale of approximately 26.9 million shares for an aggregate purchase price of $47.3 million will occur only if CFIUS Clearance is received, and (b) once certain initial EV Program milestones to be agreed to by the parties have been established, the sale of the remaining $70 million of Preferred Stock is subject to satisfaction of such program milestones. No assurances can be given that each of the conditions to subsequent fundings by Foxconn will be satisfied or as to the timing of any such fundings. If these and other conditions are not satisfied or waived, the funding under the Investment Agreement may not be received or may be limited, which could result in a material adverse effect on our business, operating results, financial condition and prospects.

The proceeds from the sale of Preferred Stock may be used only to fund expenditures in respect of pre-development activities and related overhead and support in connection with the Company carrying out certain product development and engineering services in connection with the EV Program and to fund the design, development and production of the covered EV program in accordance with the terms of a related EV Program agreement; provided, that if the EV Program is abandoned, we may use proceeds from the sale of the Preferred Stock that we receive prior to the date of such abandonment to fund expenditures in connection with any substitute or replacement EV program agreed to by us and Foxconn. The parties are to use commercially reasonable good faith efforts to agree upon the program milestones and a budget for the EV Program no later than May 7, 2023. There is no assurance that the parties will meet these conditions or the timing thereof and, if they are unable to do so, the lack of further funding and progress on the EV Program in accordance with the program milestones may have a material adverse effect on the Company’s ability to achieve its business plan with respect to the development of additional EVs.

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

Furthermore, even if the EV Program is completed, we cannot predict whether we will be able to fully realize the anticipated benefits from the intended production of one or more EVs. A variety of other factors, including competition, technological advances, supply chain disruptions, adequate testing, safety and reliability, certifications and government approvals, and the pace and extent of vehicle electrification generally, among other matters, could present challenges to the ultimate success of the EV Program and our business plan, prospects, financial condition and results of operations.

We need substantial additional funding, however, our ability to obtain funding and the amount that we may raise is uncertain, and a lack of sufficient funding for our operations would have an adverse effect on our business.

The design, manufacture and sale of vehicles requires substantial capital and is a complex business. Our business plan to design, produce, sell and service the Endurance and additional vehicles requires substantial additional capital during the second half of 2023, or possibly sooner.

We entered into the Investment Agreement to facilitate additional funding from Foxconn, subject to conditions, including without limitation, regulatory approvals and the establishment and satisfaction of certain EV program milestones, but we may not be able to consummate those transactions for the full amount or at all, as discussed above. We also entered into the Sales Agreement for the ATM Offering under which we may sell up to approximately 50.2 million shares of Class A common stock from time to time through at-the-market offerings by Jefferies, as agent. During 2022, Jefferies sold approximately 7.8 million shares of Class A common stock which resulted in net proceeds of $12.4 million. Subject to certain limitations in the Sales Agreement, compliance with applicable law and satisfaction of customary closing conditions, we have the discretion to deliver a placement notice to Jefferies at any time throughout the term of the Sales Agreement. The proceeds we receive after delivering a placement notice will fluctuate based on a number of factors, including the market price of our Class A common stock during the sales period, any limits we may set with Jefferies in any applicable placement notice and the demand for our Class A common stock. Because the price per share of each share sold pursuant to the Sales Agreement will fluctuate over time, it is not currently possible to predict the aggregate proceeds to be raised in connection with sales under the Sales Agreement or the extent to which any future sales will occur.

Further, given the decrease in the market price of our Class A common stock and volatility in the public markets, we may not be willing or able to use the ATM Offering to raise significant amounts, or any additional funding at all. In addition, the sale of a substantial number of shares of our Class A common stock or other securities convertible into or exchangeable for our Class A common stock in the public markets, or the perception that such sales could occur, could depress the market price of our Class A common stock and impair our ability to raise capital through such sales, which could result in a material adverse effect on our business, operating results, financial condition and prospects.

Even if the ATM Offering is successful and we receive all the funds contemplated by the Investment Agreement, we need additional funding to execute our business plan, including production of the Endurance and developing other vehicles through the EV Program and otherwise, due to the capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in tooling and equipment and fund future engineering, operating and corporate expenditures. We also have meaningful exposure to material losses and costs related to ongoing litigation and regulatory proceedings for which insurance coverage has been denied for certain claims and may be unavailable for those and other claims. The opinion of our independent registered public accountants on our audited financial statements as of and for the year ended December 31, 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. If we are unable to raise substantial additional capital in 2023, our ability to produce the Endurance and develop future vehicle programs will be significantly scaled back or curtailed.

In an effort to alleviate these conditions, management continues to actively seek and evaluate opportunities to raise additional funds through the issuance of equity or debt securities, asset sales, arrangements with strategic partners or obtaining financing from government or financial institutions. We have engaged a financial advisor to advise the Company on our financing alternatives. There can be no assurance that such financing would be available to us on favorable terms or at all. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, the significant amount of capital required, the fact that our BOM cost of the Endurance is currently, and expected to continue to be, substantially higher than our selling price, uncertainty surrounding the performance of any vehicle produced by us, including the potential for substantial costs associated with warranty claims or current or future recalls, meaningful exposure to material losses and costs related to ongoing litigation and the SEC investigation, the market price of our stock, potential dilution from the issuance of the additional shares of Class A common stock and Preferred Stock and future financings, our performance and investor sentiment with respect to us and our business and industry, as well as our ability to effectively implement and realize the expected benefits of the Foxconn Transactions. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about our ability to continue as a going concern.

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

If we are unable to raise substantial additional capital, our continuing operations, including production and sales plans for the Endurance as well as new vehicle development plans will be scaled back, curtailed or cease entirely. Even if we secure necessary financing in the short term, we expect to continue to require substantial funding as the timing for and ability to generate sufficient funds from operations will remain uncertain until such time as we achieve key milestones that provide a greater ability to determine the total timeline for the Endurance and future vehicle programs, such as target price and cost of the vehicle and estimated volume. Unlike established OEMs that have greater financial resources than we do, there can be no assurance that we will have access to the capital we need on favorable terms when required or at all. If we cannot raise additional funds when we need them, our financial condition and business could be materially adversely affected.

We have faced and expect to continue to face disruptions to the supply chain, affecting our access to critical raw materials and components, and may be unable to adequately control the costs or maintain adequate supply of components and raw materials to facilitate our development plans and production timeline.

We may be unable to adequately control the costs associated with our operations, even with continued refinement of our operating plan. We have incurred and expect to continue to incur significant costs related to procuring materials required to manufacture, assemble and test our vehicles. The prices for and availability and quality of these materials fluctuate depending on factors beyond our control.

Disruptions to the supply chain, including those due to the effects of the COVID-19 pandemic, have resulted in and may continue to present challenges obtaining certain components and raw materials in a timely manner and/or at favorable pricing. In addition, the automotive and other industries are currently experiencing a global supply shortage of semiconductors. Inflation also has significantly impacted the prices of key raw materials included in the Endurance and its components as well as labor costs and certain indirect costs, such as utilities. Furthermore, currency fluctuations, labor shortages, tariffs or shortages in petroleum, steel and aluminum or other raw materials, the direct and indirect effects of the war in Ukraine and other economic or political conditions have impacted the transportation industry and resulted and may continue to result in significant increases in freight charges, delays in obtaining critical materials or changes in the specifications for those materials. Moreover, our low production volumes have contributed to certain production suppliers curtailing or ceasing supply, or in some cases, materially raising the prices we must pay for certain components. These factors have impacted and are expected to impact our testing and production costs, and volume and timeline of full production.

As a result, we have adjusted and may continue to adjust our design and materials, and production processes to adapt to these limitations. However, the factors described above, capital constraints, business conditions, the impact of COVID-19 or other pandemics, governmental changes and other factors beyond our control could affect our ability to receive the material we need for full production.

Engineering readiness, quality and part availability have governed the timing and speed of the Endurance launch. In the first quarter of 2023, performance and quality issues with certain Endurance components led us to temporarily pause production and customer deliveries and to voluntarily recall the Endurance while we work with our supplier network to implement corrective actions. We anticipate that continued supply chain constraints with certain key components, including hub motor components, will remain at least through the first quarter of 2023 and potentially ease starting as early as the second quarter of 2023. If and when these ongoing matters are resolved, we anticipate increasing the rate of production and sale of our first batch of up to 500 Endurance vehicles. However, we continue to monitor closely the key components that are in short supply and ongoing quality issues. Therefore no assurances can be given that part availability and quality will not restrict production further.

Due to these factors and our limited initial production volume, our current BOM cost is substantially higher than the current selling price of the Endurance. Until such time as we are able to lower the BOM cost, we are limiting our expected production to up to 500 units in order to minimize our losses, which we anticipate being for the foreseeable future. There can be no assurance that we will be able to reduce our BOM cost below the current selling price of the Endurance, even if we were able to secure a strategic partner to scale the program.

Prices for our raw materials, components and other inputs may continue to increase. In addition, the growth in popularity of EVs without a significant expansion in battery cell production capacity or sufficient availability of semiconductors could result in shortages. Increased demand or cost, reduced supply or quality issues for certain materials, whether due to EV growth, trade restrictions or other factors, may further increase our costs, decrease our margins or delay the timing to obtain the materials or components and impact our production timeline and volume, profitability and cash flows.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with a limited operating history and have very limited revenue to date. As we continue to transition from research and development activities to consistent serial production and sales, it has been and will continue to be difficult, if not impossible, to forecast our future results. We have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed and continue to revise as we begin selling the Endurance and experience customer feedback are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. We have already incurred increased costs and there can be no assurance that our further estimates related to the costs and timing to reach consistent serial production of the Endurance and to complete the design and engineering of future vehicles will prove accurate. Our current BOM cost for the Endurance is well above our current selling price. Until such time as we are able to lower the BOM cost, we are limiting our expected production to up to 500 units in order to minimize our losses, which we anticipate being for the foreseeable future.

Various factors could result in production of significantly less than 500 units, including customer acceptance, resolution of ongoing known and unknown quality issues, the identification of an OEM partner and other factors.

We have engaged in limited sales and marketing activities to date. There are a small number of Endurance vehicles that were delivered to customers, who have experienced performance issues that are often discovered in new vehicles. We are continuing to address these launch issues to meet customers’ expectations, however, production involves complex processes that may be subject to further delays, pauses, cost overruns and other unforeseen issues. Even if we are able to reach consistent serial production of the Endurance, there can be no assurance that fleet customers will embrace our product. We are also continuing our efforts to identify a strategic partner, such as an OEM, or other sources to provide the financing and other support needed to scale production. Market conditions, many of which are outside of our control and subject to change, including the availability and terms of financing, general economic conditions, the impacts and ongoing uncertainties created by the COVID-19 pandemic, fuel and energy prices and general inflation, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for the Endurance, other vehicles we develop and ultimately our success.

Since our inception, we have experienced losses and expect to incur additional losses in the future.

Since inception, we have incurred, and we expect that we will continue to incur, losses and negative cash flow, either or both of which may be significant. The capital necessary to start a new EV company is significant, and other companies have tried and failed over the last several years with billions of dollars of investment capital. While we expect to benefit from our management’s experience, the technology we have licensed and developed to date and the advantages offered by our access to the Lordstown facility and the Foxconn Transactions, we do not expect to be profitable for several years, and perhaps longer, as we invest in our business, develop new vehicles and ramp up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability. Failure to become profitable may materially and adversely affect the value of your investment. If we are ever to achieve profitability, it will be dependent upon additional capital as well as the successful development and commercial introduction and acceptance of the Endurance and other vehicles we develop, which may not occur.

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

We are subject to risks related to health epidemics and pandemics, including the ongoing effects of the COVID-19 pandemic, which have adversely affected and may continue to adversely affect our business and operating results.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the ongoing effects of the COVID-19 pandemic. The effects and potential effects of COVID-19, including, but not limited to, its impact on general economic conditions, trade and financing markets, labor shortages, changes in customer behavior and continuity in business operations, create significant uncertainty.

The spread of COVID-19 has disrupted the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and has led to a global decrease in vehicle sales in markets around the world, and could decrease demand for our vehicles if fleet operators delay purchases of vehicles generally, if prices for fuel used by internal combustion engine vehicles decrease materially or they defer EV purchases in particular. In addition, the COVID-19 crisis has caused and may continue to cause (i) disruptions to our supply chain, including our access to critical raw materials and components, many of which require substantial lead time, or cause a substantial increase in the price of those items, (ii) an increase in other costs as a result of our efforts to mitigate the effects of COVID-19, and (iii) disruptions in our manufacturing operations and delays in our schedule to consistent serial production of the Endurance, among other negative effects.

The pandemic resulted in government authorities implementing many measures to contain the spread of COVID-19, including travel bans and restrictions, quarantines, shelter-in-place and stay-at-home orders and business shutdowns. In some jurisdictions these measures continue and the duration and extent to which the COVID-19 pandemic may continue to affect our business remains uncertain due to a variety of factors including the potential emergence of additional variants, supply chain disruptions, labor shortages and inflation, and these factors may continue to exacerbate the other risks described in this report. If measures are reinstituted, become more wide-spread or conditions deteriorate, and we are unable to deploy our workforce or resources accordingly, we may experience further delays in the production schedule of the Endurance, development of other vehicles, or sales and marketing activities, which will adversely affect our operations.

Even after the COVID-19 pandemic has subsided, we may continue to suffer an adverse effect on our business due to the global economic effect of COVID-19, including continued supply chain disruption and any economic recessions. If the immediate or prolonged effects of the COVID-19 pandemic have a significant adverse impact on government finances, it would create uncertainty as to the continuing availability of incentives related to EV purchases and other governmental support programs.

Failure to successfully complete the retooling of the Lordstown, Ohio facility to support consistent serial production of our EVs could adversely affect our business and results of operations.

While we believe the production of the Endurance in the Lordstown facility provides significant competitive advantages, reaching consistent serial production of EVs has and may continue to be complicated and present significant challenges, including the cost overruns we have already experienced. The Lordstown facility is massive, spanning over 6.2 million square feet, and many areas have needed to be retooled and modified. The facility is in production-ready condition with modern robotics, painting, assembly and stamping equipment, production lines for in-wheel motors and initial lithium-ion battery packs. However, we will need to continue to make investments in order to increase the rate of production of the Endurance. Further, we will need sufficient capital in the future in order to invest in the tooling that we expect will enable us to eventually lower the BOM cost of the Endurance and make continued design enhancements. Following the closing of the APA, we continue to be responsible for additional capital investments for certain tooling and other equipment specifically related to production of the Endurance. Foxconn owns and is responsible for maintaining and investing in general manufacturing and assembly assets, excluding the battery and hub motor lines that are operated by Foxconn, but owned and maintained by us. As with any large-scale capital project, achieving consistent serial production in the Lordstown facility could be subject to further delays, cost overruns or other complications. These risks could be exacerbated because we are modifying complex equipment associated with designs and technology that are unique, to support the emerging technologies behind EVs, with which we and our suppliers and consultants have limited experience. In addition, we have made significant investments in soft tools that are designed for low volume production and prototyping. As we contemplate investing in hard tools that are designed for higher volumes, the value of our soft tools has been impaired, may be impaired further, or determined to have no value at all and written off entirely.

The failure to commence consistent serial production at the Lordstown facility to date has led to additional costs and prevented us from generating meaningful revenues. This delay has allowed competitors to enter the market and capture market share before us, prevented us from gaining the confidence of potential customers and opened the door to increased competition. All the foregoing could hinder our ability to be successful, grow our business and achieve a competitive position in the market.

We rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

The production of our vehicles relies heavily on complex machinery and involves a significant degree of uncertainty and risk in terms of operational performance and costs. The manufacturing process consists of large-scale machinery combining many components. Manufacturing plant components suffer unexpected malfunctions from time to time and depend on repairs and spare parts to resume operations, which may not be available when needed.

Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency of the production of the Endurance at the Lordstown facility. Further, Foxconn owns the Lordstown facility and general manufacturing and assembly assets are its responsibility and under its control. Foxconn operates the equipment under the Contract Manufacturing Agreement. If Foxconn is unable to timely and effectively maintain the equipment our vehicles rely on for production, we may experience a significant interruption in our ability to supply the Endurance. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

We outsource the manufacturing of the Endurance to Foxconn under the Contract Manufacturing Agreement, and we may be subject to risks that result in the disruption of production and our operations.

As part of the Foxconn Transactions, we entered into the Contract Manufacturing Agreement with Foxconn, pursuant to which Foxconn manufactures the Endurance at the Lordstown facility. We continue to own certain assets in the Lordstown facility, principally the hub motor assembly line, battery module and pack lines and tooling specific to the Endurance. However, Foxconn operates and is responsible for the equipment under its control.

The production of the Endurance by Foxconn requires successful coordination among us and Foxconn, and depends on our ability to, for example, jointly manage a production schedule, coordinate with suppliers and forecast the appropriate quantity of supplies, disseminate proprietary information and technology, conduct product testing and meet quality assurance standards. If we are unable to maintain our relationship with Foxconn or effectively manage outsourcing the production of the Endurance to Foxconn, we may be unable to ensure continuity, quality, and compliance with our design specifications or applicable laws and regulations, which may ultimately disrupt our production and operations.

Even if we are able to successfully coordinate our manufacturing relationship with Foxconn, events beyond our control could result in the inability of Foxconn to timely and effectively manufacture the Endurance. Foxconn may experience interruptions with manufacturing processes such as, but not limited to, the malfunction of the equipment under its control, capacity constraints, the inability to obtain the necessary permits or the failure to meet our quality standards or production needs. Any such interruptions could result in product defects or shortages, manufacturing failures or vehicles not being manufactured to their applicable specifications, which may result in the delay of Endurance production and our supply of vehicles into the market. Further, by outsourcing production to Foxconn, we may be unable to react quickly or effectively to any unanticipated changes that may arise during production. We may not be able to resolve any such issues related to outsourcing the manufacturing of the Endurance in a timely or cost-effective manner, or at all, which could materially adversely affect our production, business, financial condition, cash flows and results of operations. Any of the above, including, but not limited to design and manufacturing processes related to the vehicle’s design, may result in additional costs to us. Such costs may be significant and contribute to a decision to delay, curtail or cease production of the Endurance.

With our vehicle under limited production, there is no assurance that any pending orders, non-binding pre-orders and other indications of interest will be converted into binding orders or sales.

Our business model is focused on building relationships with large fleet customers. To date, we have engaged in limited marketing activities, and we have very few binding purchase orders or commitments from customers. The previously reported non-binding pre-orders that we have signed and other indications of interest that we have received do not require customer deposits and may not be converted into binding orders or sales. We have also received reservations from potential customers who have each provided us with a $100 deposit totaling approximately $220,000 as of December 31, 2022, that may be cancelled without penalty and a full refund of any deposit. We have also engaged in discussions with fleet managers and other organizations that have indicated interest from their customers or stakeholders in the Endurance and, as we evaluate the allocations of vehicles we may produce, there remains uncertainty as to whether we will seek to and to what degree we will be able to convert previously-reported nonbinding pre-orders and other indications of interest in our vehicle into binding orders and ultimately sales. Until the time that we are able to achieve consistent serial production and establish appropriate relationships for aftermarket service, there will be uncertainty as to customer demand for the Endurance and as to our ability and to fulfill any such demand and whether it aligns with our initial sales strategy. The long wait from the time a non-binding pre-order is made, or other indication of interest is provided until the time the Endurance is delivered, and any delays beyond expected wait times, could impact customer decisions on whether to ultimately make a purchase. Even if we are able to obtain binding orders, customers may limit their volume of purchases initially as they assess our vehicles and whether to make a broader transition to EVs.

It is very important that our vehicles and our service and support meet the expectations of our customers. We have experienced performance and quality issues with certain Endurance components that have led us to temporarily pause production and customer deliveries in the first quarter of 2023. In this regard, we filed paperwork with NHTSA to voluntarily recall the Endurance to address supplier quality issues. If we or our customers continue to identify defects in design and/or manufacture in our vehicles, that cause them not to perform as expected or that require repair beyond our initial production stage, our ability to develop, market and sell or lease our vehicles could be harmed. Furthermore, if we are unable to expeditiously resolve these or any future issues, existing or potential customers may lose interest in the Endurance or future vehicles we may develop.

Fully commercializing the Endurance and other potential vehicles we may develop will be a long process and depends on our ability to fund and scale our productions, including through securing additional funding, and expand our marketing functions, as well as the safety, reliability, efficiency and quality of our vehicles, and the support and service that will be available. It will also depend on factors outside of our control, such as competition, general market conditions and broader trends in fleet management and vehicle electrification, that could impact customer buying decisions. As a result, there is significant uncertainty regarding demand for our products and the pace and levels of growth that we will be able to achieve.

Our future growth depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.

Our success is dependent upon our ability to enter into supply agreements and maintain our relationships with suppliers who are critical and necessary to the output, production and aftermarket service of our vehicles. We also rely on a small group of suppliers to provide us with key components for our vehicles. The supply agreements we have or may enter into with key suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause, or may not provide for access to supplies in accordance with our timeline or budget. If our suppliers become unable to provide, experience delays or quality issues in providing or impose significant increases in the cost of components, or if the supply agreements we have in place are terminated, it may be difficult to find replacement components. Changes in business conditions, pandemics, governmental changes and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers.

We have been and may continue to be at a disadvantage in negotiating supply agreements and receiving timely delivery of quality components at reasonable prices for the production of our vehicles due to our limited operating history, low production volumes and continued refinement of our component requirements through the design and testing process, as well as concerns about our ability to continue as a going concern. We may not realize the anticipated benefits from our relationship with Foxconn with respect to their willingness or ability to enable us to improve the terms with existing or potential suppliers, or access to new suppliers. In addition, there is the possibility that finalizing the supply agreements for the parts and components of our vehicles will cause significant disruption to our operations, or such supply agreements could be at costs that make it difficult for us to operate profitably or delay our production schedule.

If we do not enter into long-term supply agreements with guaranteed pricing and availability for our parts or components, we have been and may continue to be exposed to fluctuations in prices, quality and timing of components, materials and equipment. Our current agreement for the purchase of battery cells contains, and future agreements are likely to contain, pricing provisions that are subject to adjustment based on changes in market prices of key commodities and require us to make minimum purchases irrespective of our production plans. Substantial increases in the prices for such components, materials and equipment have increased and could continue to increase our operating costs and reduce our margins if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or operating results.

The design and manufacturing of automobiles requires extensive testing and validation of all inputs. There are many components that, after passing testing and validation, may only be substituted or changed after repeating additional testing and validation, that may be costly or require significant time. During such period, we may not be able to produce or deliver vehicles. Moreover, our low production volumes have contributed to certain production suppliers curtailing or ceasing supply, or in some cases, materially raising the prices we must pay for certain components. We have, and may continue to experience, disruptions caused by part failures or other actions of one or more of our suppliers.

We have experienced, continue to experience and may in the future experience delays in realizing our projected timelines and cost and volume targets for the production of the Endurance, which could harm our business, prospects, financial condition and operating results.

Our future business depends in large part on our ability to execute our plans to finance, develop, manufacture, market and sell or lease the Endurance and other vehicles we design. Further delay in the financing, design, testing and consistent serial manufacturing of the Endurance or other vehicles, or consummating the Investment Agreement, could materially damage our brand, business, prospects, financial condition and operating results. Vehicle manufacturers often experience delays in the design, testing, and manufacture of new products and further delays in achieving consistent serial production of the Endurance and with respect to other vehicles are possible.

To the extent we experience delays in achieving consistent serial production of the Endurance, consummating the funding transactions contemplated under the Investment Agreement, or obtaining a strategic partner or the funding needed to reach scaled production of the Endurance, our current operations and growth prospects could be materially and adversely affected. In addition, performance issues and production delays and pauses allow competitors to enter the market and capture market share before us, prevent us from gaining the confidence of potential customers and open the door to increased competition. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, or we need to find alternative sources or further develop our own components, whether due to COVID-19, disruptions to or instability of the global economy or other reasons, we could experience delays in meeting our projected timelines.

Further, we have no experience to date in high-volume manufacturing, or in outsourcing the high-volume manufacturing, of our vehicles. Even if we are successful in developing our high-volume manufacturing capability and processes, in conjunction with Foxconn, and in reliably sourcing our component supply, we cannot assure that we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers or failure to satisfy customer requirements.

We currently depend on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.

While we have initiated efforts and plan to develop additional vehicles, including through our relationship with Foxconn, we will initially depend on revenue generated from a single vehicle model and in the foreseeable future will be significantly dependent on a single or limited number of models, including the Endurance, for which the BOM cost is significantly in excess of our current selling price. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. Given that our plan is to sell up to 500 units of the initial model of the Endurance, and our next vehicle program is unlikely to reach commercial production for at least several years, we will experience an extended period of time without any revenue. Further, based on customer acceptance, resolution of ongoing known and unknown quality issues, the identification of an OEM partner and other factors, the actual number of Endurance vehicles produced could be significantly below 500. If we are unable to achieve an appropriate level of consistent production and/or demand for the Endurance, our operations and production plans will be scaled back or curtailed and we may not realize any significant value from our assets and our financial condition and prospects will be adversely affected.

If we are able to raise sufficient funding and reach commercial production of a future vehicle, we are similarly likely to rely on one model, at least initially. To the extent a particular model is not well-received by the market, our sales volume, business, prospects, financial condition and operating results could be materially and adversely affected.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our EVs could be harmed.

As a new entrant to the industry attempting to build brand recognition and establish relationships with commercial fleets and fleet managers, it is very important that our vehicles and our service and support meet the expectations of our customers. As we began delivering vehicles to customers, we encountered performance issues, some of which were significant. Launch-related issues with new vehicles are not uncommon but can be quite damaging. We have experienced performance and quality issues with certain Endurance components that have led us to temporarily pause production and customer deliveries in the first quarter of 2023. Some of these issues were discovered by us or our suppliers, though some were experienced by our initial customers. In this regard, we filed paperwork with NHTSA to voluntarily recall the Endurance to address supplier quality issues. The Company is diligently working with suppliers on the root cause analysis of each issue and potential solutions, which in some cases may include part design modifications, retrofits and software updates. Performance issues are often discovered as an entirely new vehicle with several new technologies begins operating in new and different environments by customers. As a result, through February 2023, approximately 40 Endurance vehicles have been completed or are in process and we have sold a total of six vehicles of our planned initial batch of up to 500 units. As we continue to address Endurance performance and component quality issues and manage continued supply chain constraints with key components, including hub motor components, we anticipate production will remain paused or very low and potentially increase starting as early as the second quarter of 2023. If we or our customers identify defects in design and/or manufacture in our vehicles, that cause them not to perform as expected or that require repair beyond our initial production stage, our ability to develop, market and sell or lease our vehicles could be harmed. Furthermore, if we are unable to expeditiously resolve these or any future issues, existing or potential customers may lose interest in the Endurance or future vehicles we may develop. Some of the problems may be the result of manufacturing or other issues caused by our suppliers. Therefore, we may be dependent upon our suppliers to solve the issue. Our suppliers may be unable or unwilling to remediate the matter to our satisfaction, which may cause manufacturing, sales and delivery delays, as well as the inability to timely repair vehicles that were delivered prior to detecting the issue. Such delays could harm our brand or reputation, ability to attract customers and sell vehicles. We currently have a limited frame of reference by which to evaluate the long-term quality, reliability and performance characteristics of our trucks, battery packs and other products. There can be no assurance that we will be able to detect and repair any defects in our products before commencing broader sale of our vehicles.

In addition, the performance specifications of the Endurance may vary from our current estimates and testing results and could change over time and from vehicle to vehicle based on a number of factors, including the manner in which the vehicle is used or maintained, driving conditions and weather and other environmental conditions where the vehicle is used. While we have and continue to perform extensive internal testing on the Endurance, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains and vehicles. There can be no assurance that the Endurance will perform in accordance with our published specifications, consistently or at all.

Further, the operation of our vehicles is highly dependent on software that will require modification and updates over time. Software products are inherently complex and often contain defects and errors when first introduced. Product defects or any other failure of our vehicles to perform as expected, including during testing or with respect to our initial deliveries to customers, could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability or false advertising claims or significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects. Until we are able build customer relationships and earn trust, any of these effects could be particularly significant to us.

If we fail to scale our business operations or otherwise manage future growth effectively as we attempt to rapidly grow our company, we may not be able to produce, market, service and sell or lease our vehicles successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results or financial condition. In the third quarter of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly in September. The Company subsequently completed homologation and testing and received required certifications enabling us to begin sales in the fourth quarter of 2022. The rate of Endurance production remained very low during the fourth quarter. As we began delivering vehicles to customers, we encountered performance issues, some of which were significant. Launch-related issues with new vehicles are not uncommon but can be quite damaging. We have experienced performance and quality issues with certain Endurance components that have led us to temporarily pause production and customer deliveries in the first quarter of 2023. Some of these issues were discovered by us or our suppliers, though some were experienced by our initial customers. In this regard, we filed paperwork with NHTSA to voluntarily recall the Endurance to address supplier quality issues. The Company is diligently working with suppliers on the root cause analysis of each issue and potential solutions, which in some cases may include part design modifications, retrofits and software updates. Performance issues are often discovered as an entirely new vehicle with several new technologies begins operating in new and different environments by customers. As a result, through February 2023, approximately 40 Endurance vehicles have been completed or are in process and we have sold a total of six vehicles of our planned initial batch of up to 500 units. As we continue to address Endurance performance and component quality issues and manage continued supply chain constraints with key components, including hub motor components, we anticipate production will remain paused or very low and potentially increase starting as early as the second quarter of 2023. Based on customer acceptance, resolution of ongoing known and unknown quality issues, the identification of an OEM partner and other factors, the actual number of vehicles produced could be significantly below the up to 500 vehicles that we have targeted for our initial production batch.

We are also seeking to leverage our technologies and relationship with Foxconn to develop additional all-EVs geared to the commercial market that have and will continue to require us to commit additional financial, engineering and management resources. We may not be able to design or develop vehicles that meet the criteria or preferences of Foxconn or potential customers, harming our ability to raise capital, including the financing contemplated in the Investment Agreement, and continue as a going concern.

Our future operating results depend to a large extent on our ability to execute our plan, including to manage our expansion and growth successfully. However, we have no experience to date in high-volume manufacturing, or in outsourcing high-volume manufacturing, of our vehicles. We cannot assure that we will be able to fund and develop efficient, automated, low-cost manufacturing capabilities and processes, and reliable sources of component supply, including in conjunction with Foxconn, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our vehicles. Any failure to develop such designs, manufacturing processes and capabilities within our projected costs and timelines could stunt our future growth and impair our ability to produce, market, service and sell or lease our vehicles successfully.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we have incurred and could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses. We may have limited insight into trends that may emerge and affect our business. Since inception, we have reevaluated our production plan and readiness many times, which has contributed to an increase in costs and need for additional funding. We have been and will continue to be required to provide forecasts of our demand to our suppliers several months prior to the scheduled production or delivery of products to our prospective customers. Currently, there is limited historical basis for making judgments on the demand for our vehicles or our ability to develop, manufacture and deliver vehicles, or on our profitability in the future. To date, we have incurred costs for technology, components and other assets that we have determined are not needed for the current vehicle design or production forecasts resulting in significant impairments and write-offs. If in the future we overestimate our requirements, we or our suppliers may have excess inventory, which indirectly would increase our costs or result in additional impairments or write-offs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products including by Foxconn and result in delays in deliveries and revenues. In addition, lead times for materials and components and minimum quantities that our suppliers order vary significantly and depend on factors such as the specific supplier, contract terms, location of production or secondary suppliers, method and distance of transportation, widespread supply shortages and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and operating results.

Our future growth is dependent upon the willingness of operators of commercial vehicle fleets to adopt EVs and upon our ability to produce, sell and provide service for vehicles that meet their needs. If the market for commercial EVs does not develop as we expect, or if it develops slower than we expect, our business, prospects, financial condition and operating results will be adversely affected.

Our growth is dependent upon the adoption of EVs by operators of commercial vehicle fleets and on our ability to produce, sell and provide service for vehicles that meet their needs. The entry of commercial electric pickup trucks and other EVs into the commercial vehicle market is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards and customer views of the merits of using EVs in their businesses. This process has been slow to date. As part of our sales efforts, we must educate fleet managers as to the economical savings during the life of the vehicle and the lower “total cost of ownership” of our vehicles. As such, we believe that operators of commercial vehicle fleets will consider many factors when deciding whether to purchase our commercial EVs (or commercial EVs generally) or vehicles powered by internal combustion engines. We believe these factors include:

●	the difference between the initial purchase prices of commercial EVs and comparable vehicles powered by internal combustion engines, both including and excluding the effect of government and other subsidies and incentives designed to promote the purchase of EVs;
●	the total cost of ownership of the vehicle over its expected life, which includes the initial purchase price and ongoing operating and maintenance costs;
●	the availability and terms of financing options for purchases of vehicles and, for commercial EVs, financing options for battery systems;
●	the availability of tax and other governmental incentives to purchase and operate EVs and future regulations requiring increased use of nonpolluting vehicles;
●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
●	fuel prices, including volatility in the cost of fuel or a prolonged period of low diesel, gasoline and natural gas costs that could decrease incentives to transition to EVs;

●	the cost and availability of other alternatives to diesel or gasoline-fueled vehicles, such as vehicles powered by natural gas;
●	corporate sustainability initiatives;
●	commercial EV quality, performance and safety (particularly with respect to lithium-ion battery packs);
●	the quality and availability of service for the vehicle, including the availability of replacement parts;
●	the cost, time and ability for in-house maintenance teams to be properly trained to repair and maintain EVs for those customers who service their own vehicles;
●	the limited range over which commercial EVs may be driven on a single battery charge;
●	access to charging stations and related infrastructure costs, and standardization of EV charging systems, including the ability to install charging equipment on site at fleet operating bases;
●	electric grid capacity and reliability; and
●	macroeconomic factors.

If, in weighing these factors, operators of commercial vehicle fleets determine that there is not a compelling business justification for purchasing commercial EVs, particularly those that we will produce and sell, then the market for commercial EVs may not develop as we expect or may develop more slowly than we expect, which would adversely affect our business, prospects, financial condition and operating results.

In addition, any reduction, elimination or selective application of tax and other governmental incentives and subsidies because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the EV, fiscal tightening or other reasons may result in the diminished competitiveness of the EV industry generally or our EVs in particular, which would adversely affect our business, prospects, financial condition and operating results. Further, we cannot assure that the current governmental incentives and subsidies available for purchasers of EVs will remain available, or that our vehicles or customers will qualify for any governmental incentives that may be available for other vehicles.

If we are unable to address the service requirements of our customers or if there is inadequate access to charging stations, our business will be materially and adversely affected.

Demand for the Endurance and other vehicles we may produce will depend in part on the availability of service providers and charging infrastructure. Servicing EVs is different than servicing internal combustion engine or hybrid vehicles and requires specialized skills, including high voltage training and servicing techniques. As the Endurance is in limited production, we have limited experience servicing the Endurance. There could be difficulties operating our vehicles or making repairs necessary to continue safe and reliable operation of our vehicles. Some of these operational issues may take substantially longer to identify and/or repair relative to our customers’ expectations. We may not be able to identify or repair the problem at all, which would likely render the vehicle inoperable. Commercial fleet operators evaluate and select vehicles with an expectation of high utilization rates in order to maximize the productivity of their business. Any extended vehicle downtime is likely to adversely affect our customers’ businesses and harm our reputation in such a way that customers are unwilling to purchase our vehicles, or cause us to incur extraordinary costs to rectify the problem to the satisfaction of our customers.

In addition, our ability to provide long-term aftermarket service and support depends, in part, on our ability to maintain relationships with our existing suppliers and source suppliers for critical components and parts. Currently, we rely on a small group of suppliers to provide us with key components for our vehicles that are typically used in the prototype phase. If we do not enter into long-term supply agreements with guaranteed pricing and availability for our parts or components or if such parts or components become unavailable, and we are unable to find suitable alternatives and efficiently and effectively integrate these alternatives into the Endurance, we could experience aftermarket service disruptions, increased costs, reduced quality of the Endurance, or we may be unable to fulfill our aftermarket service obligations entirely.

The Endurance requires the use of charging stations to recharge its batteries. While the prevalence of charging stations has been increasing, charging station locations are significantly less widespread than gas stations. Some potential customers may choose not to purchase the Endurance because of the lack of a more widespread service network or charging infrastructure at the time of sale. If we are unable to satisfactorily service our future customers or provide seamless access to charging infrastructure, our ability to generate customer loyalty, grow our business and sell the Endurance and other vehicles we may produce could be impaired.

Although we have entered into an agreement with a third-party and expect to partner with other third-party service providers to maintain and repair the Endurance, and we may also partner with third-party EV station providers to offer installation of charging stations to our customers, we have limited arrangements in place with such third parties to date and will need to establish a network that provides sufficient availability and convenience to attract customers and convert interest in our vehicles into sales. In addition, our potential customers may be unwilling to purchase the Endurance due to actual or perceived concerns over our ability to remain as a going concern and provide long-term aftermarket service and support as is typical of the automotive industry.

We have made significant investments in current and long-term assets, and we may not be able to realize the value of our investments or the carrying value.

We have and will continue to evaluate our assets for impairment. To date we have taken significant impairment charges against our assets. Other than highly liquid assets, such as cash, cash equivalents, short-term investments and accounts receivable, nearly all of our current and long-term assets are specialized and unlikely to be available for use on future programs, particularly inventory, property plant and equipment, and construction in process. Therefore, if we do not obtain an OEM strategic partner to support the scaling of the Endurance, or there are subsequent changes to our enterprise value or other factors in our analysis, we are likely to experience future impairment charges. Such charges may be significant and could represent the entire value of our assets. Even in the event of reaching a definitive agreement with an OEM partner for scaling production of the Endurance, a substantial portion of the assets would have limited, or no value given their short useful life, inefficiency for scaled production, limited ability to modify and potential meaningful modifications required for new design attributes.

We depend upon key personnel and will need to hire and train additional personnel. If we lose key management or significant personnel, cannot recruit or effectively integrate qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We have in the past experienced changes in our senior management. While we experienced an orderly transition process as new management integrated into various roles, we face a variety of risks and uncertainties relating to possible future management transitions, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. These risks and uncertainties could result in operational and administrative inefficiencies and additional added costs, which could adversely impact our results of operations, liquidity, stock price, research and development of our products, brand, reputation, and our ability to raise capital.

Our success depends on our ability to recruit top talent, the continuing services of our management team and other key employees. We believe the depth and quality of the experience of our management team in the automotive and EV markets is a key to our ability to be successful. The loss of any of these individuals could have a material and adverse effect on our business operations. We do not carry “key-man” life insurance on the lives of any of our executives, employees or advisors. As with any company with limited resources, there can be no guarantee that we will be able to attract and retain such individuals or that the presence of such individuals will necessarily translate into our profitability. Because we operate in a newly emerging industry, there may also be limited personnel available with relevant business experience and such individuals may be subject to non-competition and other agreements that restrict their ability to work for us. We also continue to seek personnel with appropriate accounting expertise to support the design and operation of our internal controls over financial reporting. We experience intense competition for qualified personnel and may be unable to attract and retain the personnel necessary for the development of our business. Because of this competition, our compensation costs may increase significantly. The challenge will be exacerbated for us as we attempt to transition to full-scale commercial vehicle manufacturing and sales in a very short period of time under the unforeseeable business conditions which continue to evolve as a result of the impact of COVID-19 and may other macroeconomic factors out of our control. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth and address the tradeoffs required to operate with insufficient capital, would have a material adverse effect on our business, financial condition and results of operations.

We face intense competition and associated risks. Many of our competitors have significantly greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish meaningful market share.

We face intense competition in our industry, which we may be unable to manage. Established OEMs and new entrants to the industry have announced their intent and timelines to compete in the full-size electric pickup truck market. In addition, established OEMs currently offer alternative fuel and hybrid pickup trucks to the commercial fleet market, which includes government fleets. If fleet operators begin transitioning to EVs on a mass scale, which will be necessary for us to be successful, we expect that more competitors will enter the market and competition will become more intense. Certain potential competitors, for example, have more significant financial resources, established market positions, long-standing relationships with customers and dealers who have more resources available to develop new products and introduce them into the marketplace than are currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time than we may be able to. This expected competition places significant pressure on our ability to achieve our goals for the Endurance. If we are unable to do this successfully, competitors may enter the market and capture market share, and we may not be able to compete successfully. This intense competitive environment may require us to make changes to our products, pricing, licensing, services, distribution or marketing to develop a market position, any of which could have an adverse effect on our financial condition, results of operations or prospects.

We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our vehicles and components and our business, revenues and prospects.

Our business and prospects heavily depend on our ability to develop, maintain and strengthen our brand. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen our brand will depend heavily on the success of our marketing efforts and strength of our reputation. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the European Union and China, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Our Endurance competes and our future EVs will compete for market share with vehicles powered by other vehicle technologies that may prove to be more attractive than our vehicle technologies.

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

We may be unable to keep up with changes in EV technology as new entrants and existing, larger manufacturers enter the EV space.

The Endurance is designed for use with, and is dependent upon, existing EV technology. As new companies and larger, existing vehicle manufacturers enter the EV space, we may lose any technological advantage we may have had in the marketplace and suffer a decline in our position in the market. Further, certain technology used in the Endurance, such as in our infotainment system, relies on open source code and is not proprietary to us, and our competitors may also utilize such technology to develop their vehicles. As technologies change, we will attempt to upgrade or adapt our products to continue to provide products with the latest technology. However, our products may become obsolete, or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology to effectively compete. Our efforts to upgrade or adapt our products may be costly or we may be unable to endeavor to upgrade or adapt our products due to insufficient capital. As a result, our potential inability to adapt to and develop the necessary technology may harm our competitive position.

We do not have a third-party retail product distribution network.

Third-party dealer networks are the traditional method of vehicle sales distribution. Because we have and expect to continue to primarily sell directly to commercial fleets and fleet managers, we do not have a traditional dealer product distribution network. Building an in-house sales and marketing function is expensive and time-consuming. If the lack of a traditional dealer product distribution network results in lost opportunities to generate sales, it could limit our ability to grow. If our use of an in-house sales and marketing team is not effective, our results of operations and financial conditions could be adversely affected.

If we are unable to establish and maintain confidence in our long-term business prospects among commercial fleet operators, investors, suppliers, third-party service providers, and others within our industry, then our financial condition, operating results and business prospects may suffer materially.

Commercial fleet operators may be less likely to purchase our products if they are not convinced that our business will succeed, that our operations will continue for many years, or that the total number of Endurance trucks produced will be sufficient to justify adding a different vehicle to their fleets. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed or that we will continue as a going concern. Accordingly, to build, maintain and grow our business, we must build and maintain confidence among commercial fleet operators, suppliers, investors and other parties with respect to our liquidity and long-term business prospects.

Building and maintaining such confidence may be particularly complicated by certain factors, such as our funding needs, the status of our relationship with Foxconn, limited operating history, significant outstanding litigation and SEC investigation matters, others’ unfamiliarity with our products, production delays, competition and uncertainty regarding the future of EVs. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional capital.

There are complex software and technology systems that have been and will continue to need to be developed in coordination with vendors and suppliers for our EVs, and there can be no assurance such systems will be successfully developed.

Our vehicles use a substantial amount of third-party and in-house software codes and complex hardware to operate. The development of such advanced technologies is inherently complex and requires us to coordinate with our vendors and suppliers in order to establish these systems. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop and maintain the necessary software and technology systems may harm our competitive position.

We rely on third-party suppliers to develop a number of emerging technologies for use in our products, including lithium-ion battery technology. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing and volume requirements to support consistent serial production and ultimately our business plan. In addition, the technology may not comply with the cost, performance, useful life and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted, and we may incur significant liabilities under warranty claims, or substantial costs to service our vehicles, which could adversely affect our business, prospects, and results of operations.

Our success is dependent on our development and protection of intellectual property rights.

We rely on confidentiality and trade secret protections to protect our proprietary technology. All new developments by us will be owned by us. Our success will, in part, depend on our ability to obtain patents and trademarks and protect our trade secrets and proprietary technology. We are currently maintaining our engineering under confidentiality agreements and other agreements to preserve our trade secrets and other proprietary technology. We have filed numerous trademark and patent applications with the United States Patent and Trademark Office (“USPTO”) but have not received any federal registrations of any applications as of the date of filing of this report. Our trademark applications were filed on an “intent-to-use" basis, and as such will not be registered until we begin the commercial sale of our vehicles. Such a filing has a limited duration and requires a request of the USPTO to grant an extension. No assurances can be provided that such extension would be granted, and our ability to use the marks may be impeded. Although we have entered into confidentiality agreements with our employees, consultants and contractors, our agreements may not adequately protect our intellectual property, particularly with respect to conflicts of ownership relating to work product generated by our employees, consultants and contractors, and we cannot be certain that others will not gain access to our trade secrets and other proprietary technology. See Part I – Item 3. Legal Proceedings. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

Risks Relating to Regulation and Claims

We face risks and uncertainties related to ongoing and potential future litigation and claims, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses.

We are currently subject to extensive litigation, including securities class action litigation, shareholder derivative suits, a stockholder class action, an SEC investigation, and litigation involving alleged trade secret misappropriation, unfair competition and other related claims, among other disputes. We may in the future be subject to, or become a party to, additional litigation, claims, regulatory actions, and government investigations and inquiries, as we may be subject to claims by customers, suppliers, vendors, contractors, competitors, government agencies, stockholders or other parties regarding our products, development, accidents, advertising, securities, contract and corporate matter disputes, intellectual property infringement matters and employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability or violation of wage and labor laws. These proceedings and incidents include claims for which we have no or limited insurance coverage. See Part I – Item 3. Legal Proceedings for additional information regarding our ongoing litigation matters.

These claims have diverted and may in the future divert our financial and management resources that would otherwise be used to benefit our operations, increase our insurance costs and cause reputational harm. We have already incurred, and expect to continue to incur, significant legal expenses in defending against these claims. Further, the ongoing expense of lawsuits, investigations and any substantial settlement payment by us or damage award enforceable against us could adversely affect our business and results of operations.

While we currently carry commercial general liability, commercial automobile liability, product liability, excess liability, workers’ compensation, cyber security and directors’ and officers’ insurance policies, coverage amounts are limited and we may not maintain as much insurance coverage as other OEMs do. In some cases, we may not maintain any insurance coverage at all. Additionally, the policies that we do have may include significant deductibles and exclusions, and we cannot be certain that our insurance coverage will be applicable to or sufficient to cover all current and future claims against us.

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

At this time, the Company cannot predict the results of many of the current proceedings, and future resolution of these matters could result in changes in management's estimates of losses, which could be material to our consolidated financial statements. As of December 31, 2022, we have an aggregate provision for potential settlements of litigation of $35.9 million. This provision is based on current information, legal advice and the potential impact of the outcome of one or more claims on related matters and may be increased in the future based on new developments. This accrual does not reflect a full range of possible outcomes for these proceedings or the full amount of any damages alleged, which are significantly higher. Furthermore, we may use Class A common stock or other securities as consideration in any settlement. While we believe that additional losses beyond current accruals are likely, and any such additional losses may be significant, we cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties. Legal fees and costs of litigation or an adverse judgment or settlement in any one or more of our ongoing litigation matters that are not insured or that is in excess of insurance coverage could significantly exceed our current accrual and ability to pay. This would have a material adverse effect on our financial position and results of operations and could adversely affect our ability to raise additional capital, and severely curtail or cause our operations to cease entirely. Furthermore, our ability to raise the additional capital we need to execute our business plans is adversely impacted by the potential material adverse effect of any one or more of the pending litigations, SEC investigation and related ongoing significant legal costs.

Changes in laws or regulations, or a failure to comply with any laws and regulations, or any litigation that we may be subject to or involved in may adversely affect our business, prospects and results of operations.

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

Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, prospects and results of operations. It is difficult to predict what impact, if any, changes in federal laws and policies, including those relating to tax, environmental, labor and employment, will have on our business and industry, the economy as a whole, consumer confidence and discretionary spending. As a general matter, failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Product liability or other claims could have a material adverse effect on our business.

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the manufacturing, marketing and sale of all vehicles, including EVs. We do not carry product recall insurance, and therefore, the costs we may incur could be significant and adversely affect our business and financial condition. In this regard, we filed paperwork with NHTSA to voluntarily recall the Endurance to address supplier quality issues. Although we have product and other liability insurance policies in place, that insurance may be inadequate to cover all potential product claims. Furthermore, because we are sourcing parts from smaller suppliers typically used in the prototype phase, from parts made on soft tools or under less favorable terms due to supply chain challenges and limited quantities, we may have limited or no recovery from our suppliers for claims. Other OEMs, particularly those who are well established and capitalized, would have much greater recourse from their suppliers. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional liability insurance coverage on acceptable terms or at reasonable costs when needed or at all. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. In addition, by outsourcing our manufacturing of the Endurance to Foxconn, our control over the production of our vehicles and our ability to mitigate the risk of product issues that may arise in the manufacturing process is limited. We cannot provide assurance that such claims and/or recalls will not be made in the future.

Regulatory requirements may have a negative effect upon our business.

All vehicles sold must comply with international, federal and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. The Endurance is and any other vehicles we may produce will be subject to substantial regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. EPA, the CARB, the NHTSA, the PHMSA and various state boards, and compliance certification is required for each new model year as well as if or when certain design changes are made on a current or prior model year. These laws and standards are subject to change from time to time and we could become subject to additional regulations in the future. In addition, federal, state and local laws and industrial standards for EVs are complex and still developing. Compliance with these regulations, including obtaining or maintaining necessary approvals, could be challenging, burdensome, time-consuming and expensive. If compliance and obtaining or maintaining approvals results in delays or substantial expenses, our business could be adversely affected.

We may be exposed to liability for infringing upon other companies’ intellectual property rights.

Our success will, in part, depend on our ability to operate without infringing on others’ proprietary rights. Although we started with a new design and development and rely on the licensed rights from Elaphe, and while we are not aware of any patents and trademarks which would cause our products or their use to infringe the rights of any third parties, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to a great amount of time lost, in defending any patent, trademark or other intellectual property infringement suits or in asserting any patent, trademark or other intellectual property rights in a suit with another party. See Part I – Item 3. Legal Proceedings.

The Endurance makes use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flames. If such events occur in the Endurance, we could face liability for damage or injury, adverse publicity and a potential safety recall, any of which could adversely affect our business, prospects, financial condition and operating results.

The battery packs in the Endurance use lithium-ion cells, which have been used for years in laptop computers and cell phones. On rare occasions, if not appropriately managed and controlled, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. This has occurred in our testing as we refined our software and other systems. Although we believe we have and can continue to appropriately control this risk in our commercial vehicles for sale, there can be no assurance we will be able to entirely eliminate the risk. We could face liability for damage or injury, adverse publicity and a potential safety recall, any of which could adversely affect our business, prospects, financial condition and operating results. To limit any losses associated with such event, we carry commercial general liability, commercial automobile liability, product liability and umbrella insurance, which may not be adequate to ensure against all losses.

We may face legal challenges in one or more states as we attempt to sell directly to customers that could adversely affect our costs.

Our business plan includes the direct sale of vehicles to commercial fleet operators and managers, and potentially, to retail consumers. The laws governing licensing of dealers and sales of motor vehicles vary from state to state. Most states require a dealer license to sell new motor vehicles within the state, and many states prohibit manufacturers from being a licensed dealer and directly selling new motor vehicles to retail consumers. We are a licensed dealer in California and anticipate that we may become a licensed dealer in additional states.

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

Any product recall may result in adverse publicity, damage our reputation and adversely affect our business, prospects, operating results and financial condition. In this regard, we filed paperwork with NHTSA to voluntarily recall the Endurance to address supplier quality issues. We are working with its supplier network to implement corrective actions that the Company believes will address these issues. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our EVs or components (including our battery cells) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, whether caused by systems or components engineered or manufactured by us, Foxconn or our suppliers, would involve significant expense and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, financial condition and operating results. Furthermore, because we are sourcing parts from smaller suppliers typically used in the prototype phase, from parts made on soft tools or under less favorable terms due to supply chain challenges and limited quantities, we may have limited or no recovery from our suppliers for claims. Other OEMs, particularly those who are well established and capitalized, would have much greater recourse from their suppliers.

Insufficient warranty reserves to cover warranty claims could adversely affect our business, prospects, financial condition and operating results.

We need to maintain warranty reserves to cover any warranty-related claims. We anticipate accruing at a higher rate than is typically experienced in the automotive industry, particularly among the large well-established OEMs. If our warranty reserves or liquidity are inadequate to cover warranty claims, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. Furthermore, because we are sourcing parts from smaller suppliers typically used in the prototype phase, from parts made on soft tools or under less favorable terms due to supply chain challenges and limited quantities, we may have limited or no recovery from our suppliers for claims or ability to source parts at the time that such repairs are needed over the life of the warranty. Other OEMs, particularly those who are well established and capitalized, would have much greater recourse to their suppliers. There can be no assurances that then-existing warranty reserves or liquidity will be sufficient to cover all claims.

We have collected and intend to collect and process certain information about our customers and will be subject to various privacy and data protection laws.

We have collected and intend to collect and process certain information about our customers, prospective customers and employees, in accordance with applicable law and our own privacy policies. Any failure by us to comply with our privacy policy or any federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. A failure by any of our vendors or business partners to comply with contractual or legal obligations regarding the protection of such information could carry similar consequences. Should we become subject to additional privacy or data protection laws, we may need to undertake compliance efforts that could carry a large cost. Although we take steps to protect the security of our customers’ and employees’ personal information, we may be required to expend significant resources to comply with data security incident notification requirements if a third-party accesses or acquires the personal information of our customers or employees without authorization or if we otherwise experience a data security incident or loss of customers’ or employees’ personal information. A major breach of our network security and systems could have negative effects on our business and future prospects, including possible fines, penalties and damages, and could result in reduced demand for our vehicles and harm to our reputation and brand. Such a breach could also compromise or lead to a loss of protection of our intellectual property or trade secrets.

Interruption or failure of, or unauthorized access to, our or the Endurance’s information technology and communications systems could adversely affect our operating results and reputation.

We have developed and are continuing to develop information technology and communications systems to assist us in the management of our business. The production of our vehicles requires the development, maintenance and improvement of information technology and communications systems in the United States, which includes product data management, procurement, inventory management, production planning and execution, sales, service and logistics, financial, tax and regulatory compliance systems. The availability and effectiveness of operating our business depends on these systems.

In addition, software, information technology and communications systems are integral to the operation and functionality of the Endurance. The Endurance is designed with built-in data connectivity to accept and install periodic remote updates to improve or update its functionality. Although these systems are designed and tested for resiliency and security, they involve complex technologies, and we cannot be certain they will be entirely free from vulnerabilities.

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

Final assembly of the Endurance is at a single facility, the Lordstown facility. Any prolonged disruption of operations at the Lordstown facility, whether due to technical, information systems, communication networks, strikes, accidents, weather conditions or other natural disaster, the COVID-19 pandemic, global instability, acts of war or otherwise, whether short- or long-term, would adversely affect our business, prospects, financial condition and operating results.

We are or may be subject to risks associated with strategic alliances, joint ventures, or acquisitions.

We have and are in the process of and may from time to time consider entering into strategic alliances, including joint ventures, minority equity investments or other transactions and arrangements with various third parties to further our business purpose, including with Foxconn and other potential relationships. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, with non-performance by the third party and with increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to its reputation from events relating to its business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

When appropriate opportunities arise, we may acquire additional assets, products, technologies, or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect, or we may experience difficulties in integrating businesses or assets acquired, resulting in losses or additional expenditures, which may be material. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, write-offs, amortization expenses for other intangible assets and exposure to potential unknown liabilities of an acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Risks Related to Our Securities and Being a Public Company

The concentration of ownership of our stock among a few large stockholders may limit your ability to influence significant corporate decisions.

The ownership by a few stockholders may account for a large percentage of our outstanding Class A common stock. For example, as of January 6, 2022, Stephen S. Burns, our former Chief Executive Officer and Chairman, reported that he beneficially owned Class A common stock representing approximately 9.07% of our outstanding shares. As of February 28, 2023, Foxconn beneficially owned approximately 8.44% of the

Class A common stock currently outstanding, excluding its warrants and Preferred Stock. If the Subsequent Common Closing occurs under the Investment Agreement, subject to the satisfaction or waiver of conditions, Foxconn will increase its beneficial ownership of Class A common stock (excluding its warrants and any Preferred Stock) to 17.69% of the Class A common stock currently outstanding as of February 28, 2023. As of February 28, 2023, Foxconn also owns 0.3 million shares of Preferred Stock and warrants to purchase 1.7 million shares of Class A common stock, and may also acquire up to an additional 0.7 million shares of Preferred Stock under the Investment Agreement, subject to the satisfaction or waiver of conditions. The Preferred Stock will become convertible into Class A common stock on the later of (1) May 7, 2023, and (2) the earlier of (x) the date of the Subsequent Common Closing and (y) November 7, 2023, and could result in a significant increase in Foxconn’s beneficial ownership, subject to the Ownership Limitations (defined below). If we were to obtain the Requisite Stockholder Approval (defined below) to permit Foxconn’s beneficial ownership to exceed 19.99% and all shares were issued to Foxconn under the Investment Agreement and upon exercise of its warrants, Foxconn’s beneficial ownership would be approximately 32% of our outstanding Class A common stock based on shares outstanding as of February 28, 2023 (on an as-converted basis, but excluding any accrued and unpaid dividends that are paid in shares of Class A common stock).

As long as Mr. Burns, Foxconn or other individuals or companies own or control a significant percentage of our outstanding voting power, they could have the ability to influence certain corporate actions requiring stockholder approval including the election of directors, any amendment of our second amended and restated certificate of incorporation (the “Charter”) and the approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and would make the approval of certain transactions difficult or impossible without the support of these significant stockholders.

We have issued shares of Series A Convertible Preferred Stock that ranks senior to our Class A common stock in priority of distribution rights and rights upon our liquidation, dissolution or winding up, accrues dividends and is convertible into Class A common stock and provides associated corporate governance rights and rights with respect to subsequent transactions, which may adversely affect and/or limit the influence of holders of our Class A common stock.

On November 7, 2022, the Company and Foxconn entered into the Investment Agreement, pursuant to which Foxconn invested $52.7 million to purchase 12.9 million shares of Class A common stock, and 0.3 million shares of Preferred Stock, and agreed to purchase (a) an additional 26.9 million of our Class A common stock for $47 million subject to the receipt of CFIUS Clearance and satisfaction of other conditions set forth in the Investment Agreement and (b) up to an additional $70 million of Preferred Stock in two tranches subject to the parties agreeing to an EV Program budget and attaining certain EV Program milestones to be established by the parties, and the other conditions. The first tranche will be in an amount up to 0.3 million shares for an aggregate purchase price of $30 million; and the second tranche will be in an amount up to 0.4 million shares for an aggregate purchase price of $40 million. The parties have agreed to use commercially reasonable efforts to agree upon the EV Program budget and program milestones no later than May 7, 2023.

Following the Subsequent Common Closing, to the extent it occurs, Foxconn will have significant ownership, rights and preferences with respect to our equity securities which may adversely affect and/or limit the influence of holders of our Class A common stock.

The Preferred Stock ranks senior to our Class A common stock with respect to dividend rights, rights on the distribution of assets on any liquidation or winding up of the affairs of the Company and redemption rights. Upon any dissolution, liquidation or winding up, holders of the Preferred Stock will be entitled to receive distributions in cash in an amount per share equal to the greater of (1) the sum of $100 per share plus the accrued unpaid dividends with respect to such share and (2) the amount the holder would have received had it converted such share into Class A common stock immediately prior to the date of such event, before any distributions shall be made on any shares of our Class A common stock. In addition, holders of the Preferred Stock are entitled to receive dividends at a rate equal to 8% per annum, which accrue and accumulate whether or not declared. The holders of the Preferred Stock also participate with any dividends payable in respect of any junior or parity stock. Such dividend obligations could limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights described above could also result in divergent interests between the holders of shares of Preferred Stock and the holders of our Class A common stock.

Pursuant to the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware (the “Certificate of Designations”), and subject to the Ownership Limitations (defined below), commencing on the later of (1) May 7, 2023, and (2) the earlier of (x) the date of the Subsequent Common Closing and (y) November 7, 2023, each share of Preferred Stock is convertible at the option of the holder, or by us in certain instances, into the number of shares of Class A common stock obtained by dividing the sum of the liquidation preference (i.e., $100 per share) and all accrued but unpaid dividends with respect to such share as of the applicable conversion date by the conversion price as of the applicable conversion date. The conversion price currently is $1.936 per share, and it is subject to customary adjustments. The issuance of our Class A common stock upon conversion of the Preferred Stock will result in immediate dilution that may be substantial to the interests of holders of our Class A common stock and could affect the market price of our Class A common stock.

In addition, all holders of shares of Preferred Stock are entitled to vote with the holders of Class A common stock on all matters submitted to a vote of stockholders of the Company as a single class on an as-converted basis; provided, that no holder of shares of Preferred Stock will be entitled to vote to the extent that such holder would have the right to a number of votes in respect of such holder’s shares of Class A common stock, Preferred Stock or other capital stock would exceed the limitations set forth in clauses (i) and (ii) of the definition of Ownership Limitations. The “Ownership Limitations” are (i) prior to the Subsequent Common Closing, 9.99% of the capital stock of the Company that is entitled to vote generally in any election of directors of the Company (“Voting Power”), (ii) prior to the time the Company obtains the approval of stockholders contemplated by Rule 5635 of the Nasdaq listing rules as in effect on November 7, 2022 with respect to certain equity issuances (the “Requisite Stockholder Approval”), 19.99% of the Voting Power, and (iii) at all times following the Subsequent Common Closing and the Requisite Stockholder Approval, 24% of the Voting Power.

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

Further, following the Subsequent Common Closing and until Foxconn no longer has the right to appoint a director to sit on the Board, other than with respect to certain excluded issuances, Foxconn has the right to purchase its pro rata portion of equity securities proposed to be sold by the Company, with some exceptions; provided, that the Company is not required to sell Foxconn securities if the Company would be required to obtain stockholder approval under any applicable law or regulation. Foxconn has agreed to a standstill until the later of (i) December 31, 2024 and (ii) 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors. Pursuant to such standstill, and without the approval of the Board, Foxconn will not (A) acquire any equity securities of the Company if after the acquisition Foxconn and its affiliates would cross an ownership threshold of 19.99% of the Voting Power and if CFIUS Clearance and the Requisite Stockholder Approval were received, 24% of the Voting Power, or (B) make any public announcement with respect to, or offer, seek, propose or indicate an interest in, any merger, consolidation, business combination, tender or exchange offer, recapitalization, reorganization or purchase of more than 50% of the assets, properties or securities of the Company, or enter into discussions, negotiations, arrangements, understandings, or agreements regarding the foregoing. Prior to the Subsequent Common Closing, we have agreed that, without Foxconn’s consent, we will not encourage, initiate, facilitate or negotiate any Acquisition Proposal (as defined below) or enter into any agreement with respect to any Acquisition Proposal or that would cause us not to consummate any of the Investment Transactions, and will inform Foxconn of any Acquisition Proposal that we receive. We have also agreed that, while the Preferred Stock is outstanding, we will not put in place a poison pill arrangement that applies to Foxconn to the extent of its ownership of shares of Preferred Stock or Class A common stock that it acquired from the Company as of the date such arrangement is adopted by the Company.

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

As long as Foxconn or another party or concentrated group owns or controls a significant percentage of our Preferred Stock or outstanding voting power, they have the ability to have a significant influence on our actions and operation of the Board and to influence certain corporate actions requiring stockholder approval, including the election of directors, any amendment of our Charter and the approval of significant corporate transactions. On a pro forma basis, solely giving effect to the Initial Closing and Subsequent Common Closing and not any conversion of Preferred Stock or exercise of Warrants, following the Second Closing, Foxconn would hold shares of Class A common stock representing approximately 17.69% of our outstanding Class A common stock as of February 28, 2023. This concentration of voting power and other rights could have the effect of delaying or preventing a change of control or changes in management and would make the approval of certain transactions difficult or impossible without the support of these significant stockholders. Any of the foregoing could impact our ability to run our business, and may adversely affect the influence of the holders and market price of our Class A common stock.

We may issue additional shares of preferred stock or additional shares of Class A common stock, and sales of a substantial number of additional shares of our securities would dilute the interest of our stockholders and could cause the price of our Class A common stock to decline.

Our Charter provides for 462 million authorized shares of capital stock, consisting of (i) 450 million shares of Class A common stock and (ii) 12 million shares of preferred stock, of which 1 million shares has been designated as Series A Convertible Preferred Stock.

To raise capital, we may seek to sell additional shares of Class A common stock, preferred stock, convertible securities or other equity securities in one or more transactions. Such securities may be offered at a price per share that is less than the price per share paid by our current stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Any such issuance:

●	may significantly dilute the equity interest of our then-current stockholders;
●

may subordinate the rights of holders of shares of Class A common stock if one or more classes of preferred stock are created, and such preferred shares are issued, with rights senior to those afforded to our Class A common stock;

●	may have covenants that restrict our financial and operating flexibility;
●

could cause a change of control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect the prevailing market price for our Class A common stock.

Sales of a substantial number of shares of Class A common stock in the public market could occur at any time, including sales pursuant to the Investment Agreement and expected resale registration statement covering such shares, the Sales Agreement and ATM Offering, or other efforts to raise additional capital or in connection with a strategic alliance, business combination or similar transaction, as well as pursuant to a resale prospectus covering shares and Warrants issued in the Business Combination and registered pursuant to the Registration Rights and Lock-up Agreement entered into with certain investors, and our 2020 Equity Incentive Plan and other Warrants. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Class A common stock.

As of December 31, 2022, we had outstanding 238.9 million shares of our Class A common stock and Warrants to purchase approximately 5.6 million shares of our Class A common stock. The exercise price of the Warrants ranges from $10.00 to $11.50 per share. In addition, as of December 31, 2022, an aggregate of 18.8 million shares of Class A common stock are subject to outstanding awards or available for future issuance under the 2020 Equity Incentive Plan. We filed the Certificate of Designations to designate 1 million shares of Preferred Stock which have and are expected to be issued under the Investment Agreement, subject to the satisfaction of certain conditions. To the extent such Warrants or equity awards are exercised or vested and settled or the Preferred Stock is converted into Class A common stock, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and will increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of or adversely affect the market price of our Class A common stock.

Because we have no current plans to pay cash dividends on our Class A common stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is likely to be limited by covenants of any existing and future outstanding indebtedness we incur, preferred stock we have issued and may issue or other agreements we may enter into. As a result, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than that which you paid for it. See Part I – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities — Dividend Policy.

Our stock price is volatile, and you may not be able to sell the shares of our Class A common stock at or above the price you paid.

The trading price of our Class A common stock has been very volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

●	our ability to continue as a going concern;
●	our ability to obtain adequate financing and on acceptable terms, including under the

Investment Agreement and ATM;
●	commencement of, involvement in or disposition of, investigations, inquiries or litigation;
●	our ability to bring the Endurance to consistent serial production on the expected timeline and budget;
●	changes in our operating results and funding needs;
●	success of our competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate in general;
●	stock price performance of other companies that investors deem comparable to us;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	our focus on long-term goals over short-term results;
●	the timing and magnitude of our investments in the growth of our business;
●	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;
●	changes in or new laws, regulations and judicial interpretations affecting our business;
●	changes in our capital structure, including future issuances of securities or the incurrence of debt;
●	the volume of shares of our Class A common stock available for public sale;
●	major changes in our board of directors or management;
●	sales of substantial amounts of Class A common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

In addition, in the past, securities class action litigation has often been commenced against companies following periods of volatility in the overall market or the market price of the particular company’s securities. This type of litigation, which is currently pending, and may in the future be, instituted against us, has and is likely to result in substantial costs and a diversion of our management’s attention and resources and have a material adverse impact on our financial condition and results of operations. For example, we currently have several litigation matters pending against us and current and former officers and directors of the Company and DiamondPeak. We intend to vigorously defend against the claims but there can be no assurances as to the outcome, costs, availability of insurance coverage and impact on our operating results, financial condition and prospects. See Part I – Item 3. Legal Proceedings below and in our subsequent filings with the SEC for additional information.

Failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures have resulted in and could result in future material weaknesses, leading to errors in our financial reporting and adversely affecting our business.

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

Our Class A common stock is currently listed on Nasdaq. Our continued eligibility for listing may depend on, among other things, compliance with minimum price and corporate governance requirements and timely filings with the SEC. If Nasdaq delists our Class A common stock from trading on its exchange for failure to meet the Nasdaq listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and could possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future, including under the Investment Agreement and ATM, which, unless waived, require continued listing on Nasdaq.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Pursuant to the APA, Foxconn purchased Lordstown EV’s manufacturing facility located in Lordstown, Ohio. Lordstown EV continues to own our hub motor assembly line, as well as our battery module and pack line assets, certain tooling, intellectual property rights and other excluded assets. Lordstown EV also entered into a lease pursuant to which Lordstown EV leases space located at the Lordstown, Ohio facility from Foxconn for its Ohio-based employees.

In November 2020, we opened our research, development and engineering center in Farmington Hills, Michigan. These facilities include space for engineering, product development, vehicle inspection and benchmarking, as well as labs for testing, validation and prototyping, purchasing and certain other corporate functions. In September of 2022 we expanded our office space by moving into a building near our research, development and engineering center.

In Irvine, California, we have established an engineering, vehicle development and service center. This facility is focused primarily on developing advanced electronic hardware and software for our infotainment system as well as our cybersecurity, connected vehicle and fleet services systems. We have established Lordstown EV Sales, LLC, to receive direct orders from customers and have received our dealership license from the State of California.

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

During the year ended December 31, 2022, the Company recorded an accrual of $33.9 million for certain of its outstanding legal proceedings within Accrued and other current liabilities on its Consolidated Balance Sheet. The accrual is based on current information, legal advice and the potential impact of the outcome of one or more claims on related matters and may be adjusted in the future based on new developments. This accrual does not reflect a full range of possible outcomes for these proceedings or the full amount of any damages alleged, which are significantly higher. Furthermore, the Company may use Class A common stock or other securities as consideration in any settlement. While the Company believes that additional losses beyond current accruals are likely, and any such additional losses may be significant, it cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

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

On October 30, 2020, the Company, together with certain of its current and former executive officers including Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, and certain of our other current and former employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order. On April 16, 2021, Karma filed an Amended Complaint that added additional defendants (two Company employees and two Company contractors that were previously employed by Karma) and a number of additional claims alleging generally that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. The Amended Complaint contains a total of 28 counts, including: (i) alleged violations under federal law of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act; (ii) alleged violations of California law for misappropriation of trade secrets and unfair competition; (iii) common law claims for breach of contract and tortious interference with contract; (iv) common law claims for breach of contract, including confidentiality agreements, employment agreements and the non-binding letter of intent; and (v) alleged common law claims for breach of duties of loyalty and fiduciary duties. The Amended Complaint also asserts claims for conspiracy, fraud, interstate racketeering activity, and violations of certain provisions of the California Penal Code relating to unauthorized computer access. Karma is seeking permanent injunctive relief and monetary damages based on a variety of claims and theories asserting very substantial losses by Karma and/or improper benefit to the Company that significantly exceed the Company’s accrual with respect to the matter and ability to pay. The Company has opposed Karma’s damages claims on factual and legal grounds, including lack of causality. The Company is vigorously challenging Karma’s asserted damages.

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

On January 14, 2022, Karma filed a motion for terminating sanctions (i.e., judgment in its favor on all claims) against the Company and defendant, Darren Post, as a result of Mr. Post’s handling of documents subject to discovery requests. The Company and Mr. Post opposed the request for sanctions. On February 18, 2022, the Court granted in part Karma’s motion for sanctions against Mr. Post and the Company, finding that Karma was entitled to reasonable attorneys’ fees and costs incurred as a result of Mr. Post’s and the Company’s failure to comply with the Court’s discovery orders. Karma’s request for terminating sanctions was denied. As a result of the Court’s order, on March 4, 2022, Karma submitted its application for attorneys’ fees and costs in the amount of $0.1 million. The Company did not oppose Karma’s application, and on March 21, 2022, the Court ordered an award of Karma’s costs and attorneys’ fees against the Company and Mr. Post in the amount of $0.1 million, which has been paid by the Company.

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

On September 27, 2022, Karma filed an ex parte application to continue the trial date until January 2023. The Company opposed the request. On September 28, 2022, the Court denied Karma’s request to continue the trial. However, on October 26, following the receipt of the parties’ pretrial filings, the Court, on its own initiative vacated the December 6, 2022 trial date. The Court subsequently scheduled trial to begin on April 11, 2023.

In late November 2022, the Court ruled on the motion for summary judgment filed by the Company and the individual defendants. The ruling granted summary judgment in defendants’ favor on 9 counts and partial summary judgment on 11 counts of Karma’s Complaint. Although favorable, the ruling does not substantively alter the scope of the trial, as Karma’s claims for misappropriation of trade secrets, conspiracy, breach of the non-disclosure agreement, interference with Karma’s employment contracts, and violation of the computer fraud statutes will be the subject of the trial.

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

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al. (Case No. 21-cv-604); Kelley, et al. v. Burns, et al. (Case No. 12-cv-724); Patterson, et al. v. Burns, et al. (Case No. 21-cv-910); and Sarabia v. Burns, et al. (Case No. 21-cv-1010)). The derivative actions in the District Court of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution of the motion to dismiss in the consolidated securities class action. On March 7, 2022, the court granted in part defendants' motion to stay, staying the action until the resolution of the motion to dismiss in the consolidated securities class action, but requiring the parties to submit a status report if the motion to dismiss was not resolved by September 3, 2022. The court further determined to dismiss without a motion on the grounds that the claim was premature plaintiffs' claim for contribution for violations of Sections 10(b) and 21D of the Exchange Act without prejudice. The parties filed a joint status report as required because the motion to dismiss in the consolidated securities class action was not resolved as of September 3, 2022. The parties filed additional court-ordered joint status reports on October 28, 2022 and January 6, 2023. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

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

Two putative class action lawsuits were filed against former DiamondPeak directors and DiamondPeak Sponsor LLC on December 8 and 13, 2021 in the Delaware Court of Chancery (Hebert v. Hamamoto, et al. (C.A. No. 2021-1066); and Amin v Hamamoto, et al. (C.A. No. 2021-1085)). The plaintiffs purport to represent a class of investors in DiamondPeak and assert breach of fiduciary duty claims based on allegations that the defendants made or failed to prevent alleged misrepresentations regarding vehicle pre-orders and production timeline, and that but for those allegedly false and misleading disclosures, the plaintiffs would have exercised a right to redeem their shares prior to the de-SPAC transaction. On February 9, 2022, the parties filed a stipulation and proposed order consolidating the two putative class action lawsuits, appointing Hebert and Amin as co-lead plaintiffs, appointing Bernstein Litowitz Berger & Grossmann LLP and Pomerantz LLP as co-lead counsel and setting a briefing schedule for the motions to dismiss and motions to stay. The motions to stay were fully briefed as of February 23, 2022 and the court held oral argument on February 28, 2022. On March 7, 2022, the court denied the motion to stay. On March 10, 2022, defendants filed their brief in support of their motion to dismiss. The motion to dismiss was fully briefed on April 27, 2022, and was scheduled for oral argument on May 10, 2022. On May 6, 2022, defendants withdrew the motion to dismiss without prejudice. On July 22, 2022, co-lead plaintiffs filed an amended class action complaint asserting similar claims. Defendants filed a motion to dismiss the amended class action complaint on October

14, 2022. Plaintiffs’ answering brief and Defendants’ reply brief were due on November 18 and December 9, 2022, respectively. Oral argument on the motion to dismiss was scheduled for January 6, 2022. On January 5, 2023, the defendants withdrew their motion to dismiss. On February 2, 2023, the court issued a case scheduling order setting forth pre-trial deadlines and a date for trial in March 2024. On February 3, 2023, defendants filed their answer to plaintiffs’ amended class action complaint. On February 7, 2023, plaintiffs served the Company, as a non-party, with a subpoena for certain information, which the Company responded to on February 21, 2023. The defendants intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

In addition, between approximately March 26, 2021 and September 23, 2021, LMC received eight demands for books and records pursuant to Section 220 of the Delaware General Corporation Law from stockholders who state they are investigating whether to file similar derivative lawsuits, among other purposes. A lawsuit to compel inspection of books and records under 8 Del. C. § 220 was filed against the Company on May 31, 2022 in the Delaware Court of Chancery (Turner v. Lordstown Motors Corp. (C.A. No. 2022-0468)). The plaintiff sought production of documents related to, among other things, vehicle pre-orders, production timeline, and stock sales by insiders. The Company made supplemental document productions in connection with discussions to resolve or narrow this action. On December 6, 2022, the parties filed a stipulation to dismiss the action with prejudice and, as a result, the Turner matter has been completely resolved and there are no disputes as to the remaining books and records requests.

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

On May 20, 2022, the Company received a second letter addressed to its Board from Purcell on behalf of the same three purported stockholders regarding the vote at the annual meeting of stockholders held on May 19, 2022 (the “2022 Annual Meeting”) to approve the amendment to our Charter to increase the total number of authorized shares of Class A common stock from 300 million shares to 450 million shares (the “Charter Amendment”), as further described in the definitive proxy statement for the 2022 Annual Meeting filed with the SEC on April 8, 2022, as supplemented on May 9, 2022 (the “2022 Proxy Statement”). The letter asserted, among other things, that that in connection with the vote at the 2022 Annual Meeting to approve the Charter Amendment, brokers had cast discretionary votes on such proposal despite a statement in the 2022 Proxy Statement that they would not have authority to do so. The Company’s Current Report on Form 8-K filed with the SEC on May 19, 2022 reported that the Charter Amendment was approved at the 2022 Annual Meeting and that the Charter was thereby amended, as the Charter Amendment had been filed with the Secretary of State of the State of Delaware. On May 31, 2022, after further review by the Company and its Board of the votes on the proposal to approve the Charter Amendment, due to uncertainty in counting the number of votes cast “for,” the Board determined not to consider the Charter Amendment approved by the Company’s stockholders and we filed a Certificate of Correction with the Secretary of State of the State of Delaware, voiding the Charter Amendment and causing the number of authorized shares of Class A common stock to remain at 300 million. The Company subsequently filed the Certificate of Correction and the Board called the special meeting of stockholders held on August 17, 2022 (“2022 Special Meeting”), to resubmit for approval an amendment to our Charter to increase the number of authorized shares of our Common Stock from 300 million to 450 million shares (the “Certificate of Amendment”). At the 2022 Special Meeting, our stockholders approved the Certificate of Amendment. The parties have reached a settlement agreement to resolve the issues raised in both of the letters from Purcell. The amount of the settlement is not material to the Company.

On January 26, 2023, we filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the DGCL, which permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts and stock after considering a variety of factors, due to developments regarding potential interpretations of the DGCL. As previously disclosed, on March 24, 2022, we received a letter addressed to our Board from Purcell on behalf of three purported stockholders. Among other matters, the stockholder letter addressed the approval of the 2020 Class A Increase Amendment by a majority of the then-outstanding shares of both our Class A and Class B common stock, voting as a single class. The stockholder letter alleged that the 2020 Class A Increase Amendment required a separate vote in favor by at least a majority of the then outstanding shares of Class A common stock under Section 242(b)(2) of the DGCL, and that the 200,000,000 shares in question were thus unauthorized.  Following receipt of the stockholder letter, the Board undertook a review of the matters raised with the assistance of outside counsel not involved in the underlying transactions at issue and had determined, in reliance upon, among other things, advice of several law firms including a legal opinion of Delaware counsel, that the assertions regarding DGCL Section 242(b)(2) were wrong and that a separate class vote of the Class A common stock was not required to approve the 2020 Class A Increase Amendment. We continue to believe that a separate vote of Class A common stock was not required to approve the 2020 Class A Increase Amendment. However, in light of a recent decision of the Court of Chancery that created uncertainty regarding this issue, we filed a petition in the Court of Chancery pursuant to Section 205 seeking validation of the 2020 Class A Increase Amendment and the shares issued pursuant thereto to resolve any uncertainty with respect to those matters.  In February 2023, the Court of Chancery held a hearing on our petition and, on February 28, 2023, issued an amended order granting the Company’s motion to validate each of the following and eliminate the uncertainty with respect thereto: (1) the 2020 Class A Increase Amendment and the Certificate of Incorporation as of the time of filing with the Delaware Secretary of State, and (2) all shares of capital stock that we issued in reliance on the effectiveness of the 2020 Class A Increase Amendment and Certificate of Incorporation as of the date such shares were issued.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol “RIDE.”

Holders

As of February 27, 2023, the shares of Class A common stock issued and outstanding were held of record by approximately 35 holders, which number does not include beneficial owners holding our Class A common stock through nominee names.

Dividend Policy

We have not paid any cash dividends on the Class A common stock to date and are prohibited from paying cash dividends with respect to the Class A common stock until we have paid in full any dividends that have accrued with respect to the Preferred Stock. We may retain future earnings, if any, for future operations and expansion and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur or securities that we issue.

Item 6. Reserved

None

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Cautionary Note Regarding Forward-Looking Statements" and Part I Item 1A. Risk Factors for a discussion of these risks and uncertainties, including without limitation, with respect to our estimated production timeline, need for additional financing and the risks related to effectively implementing and realizing the benefits of the Foxconn Transactions.

Our mission is to accelerate adoption and to be a catalyst in the transition of commercial fleets to all-EVs for a more sustainable future. We are an EV innovator focused on developing high-quality light-duty work vehicles. We believe we are one of the only North American light duty OEMs focused solely on EVs for commercial fleet customers. We believe the large commercial fleet market presents a unique opportunity for vehicles designed specifically for the needs of these customers. We are implementing a strategy designed to accelerate the launch of new commercial EVs. This includes working on our own vehicle programs as well as partnering with third parties, including Foxconn and its affiliates, as we seek to leverage our vehicle development experience, our proprietary and open-source and other non-proprietary technologies and our existing Endurance vehicle platform, and potentially new vehicle platforms to drive commonality and scale, and more efficiently develop and launch EVs, to enhance capital efficiency and achieve profitability.

The Foxconn Transactions were part of a shift in our business strategy from a vertically integrated OEM designer, developer and manufacturer of EVs into a less capital-intensive OEM business focused on developing, engineering, testing and industrializing vehicles in partnership with Foxconn. Since November of 2021, Foxconn has invested approximately $103 million in our Class A common stock and Preferred Stock. Under the terms of the Investment Agreement, and subject to regulatory approvals, satisfaction of certain EV program milestones and other conditions, Foxconn is expected to purchase up to approximately $117.3 million in additional Class A common stock and Preferred Stock. No assurance can be given that each of the conditions to subsequent fundings by Foxconn will be satisfied or as to the timing of any such fundings. Furthermore, under the terms of the Asset Purchase Agreement, Foxconn acquired our automotive assembly plant in Lordstown, Ohio for approximately $257 million in total consideration.

The sale of the Lordstown facility allowed us to meaningfully reduce our operating complexity and fixed cost structure by transferring to Foxconn current and future manufacturing employees along with fixed overhead costs, such as maintenance, utilities, insurance and more. Foxconn is one of the world’s largest manufacturers with unique experience scaling operations and an announced strategy to establish a presence in the global EV market. Outsourcing our manufacturing to a highly qualified partner enables us to leverage Foxconn’s technology, supply chain network and expertise to accelerate the launch of our vehicle programs.

Since inception, we have been developing our flagship vehicle, the Endurance™, an electric full-size pickup truck. In the third quarter of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly in September. The Company subsequently completed homologation and testing and received required certifications enabling us to begin sales in the fourth quarter of 2022. Engineering readiness, quality and part availability governed the initial timing and speed of the Endurance launch. The rate of Endurance production remained very low during the fourth quarter as these factors continued to impact production. We have experienced performance and quality issues with certain Endurance components that have led us to temporarily pause production and customer deliveries in the first quarter of 2023. Some of these issues were discovered by us or our suppliers, though some were experienced by our initial customers. In this regard, we filed paperwork with NHTSA to voluntarily recall the Endurance to address supplier quality issues. The Company is diligently working with suppliers on the root cause analysis of each issue and potential solutions, which in some cases may include part design modifications, retrofits and software updates. Performance issues are often discovered as an entirely new vehicle with several new technologies begins operating in new and different environments by customers. As a result, through February 2023, approximately 40 Endurance vehicles have been completed or are in process and we have sold a total of six vehicles of our planned initial batch of up to 500 units. As we continue to address Endurance performance and component quality issues and manage continued supply chain constraints with key components, including hub motor components, we anticipate production will remain paused or very low and potentially increase starting as early as the second quarter of 2023.

As a result of having insufficient capital to execute our business plan, we are making trade-offs with respect to how we allocate our capital, including substantially limiting investments in tooling, other aspects of the Endurance and our operations. The trade-offs we are making, including related to hard tooling, are likely to result in higher costs for the Company in the future and are likely to slow or impair future design enhancements or options we may otherwise seek to make available to Endurance customers. As a further result, our ability to establish multi-year production volumes consistent with our suppliers’ expectations is limited. These factors, among others, result in a BOM cost for the Endurance that is, and will continue to be, significantly higher than the current selling price. While we believe we will be able to achieve cost improvements over time if we are able to obtain a strategic partner to provide additional capital or other support to scale the Endurance, we do not anticipate reaching a positive gross margin until or unless we are able to make the investments and design enhancements to reduce the BOM cost.

We are seeking strategic partners, including other automakers, to provide additional capital or other support to enable us to scale the Endurance program and to develop new vehicle programs in cooperation with Foxconn or otherwise. If we obtain a strategic partner and raise sufficient capital, we could have the opportunity to allocate funds to investments in hard tools that are designed for long term use and higher production volumes for the Endurance. We have identified significant piece price savings from these investments that we could seek to realize over time. Such hard tool investments and piece price reductions may not be sufficient to achieve profitability, and we expect to continue to evaluate the need and opportunity for design enhancements that may result in further reductions in the Endurance’s BOM cost. However, no assurances can be made regarding our ability to successfully identify and implement actions that will lower the Endurance BOM cost, including that we will have sufficient capital to make these investments, or that our suppliers will be willing or able to manufacture the tools or the parts. Until such time as we have sufficient capital and we are able to lower the BOM cost of the Endurance, we are limiting our expected production to up to 500 units in order to minimize our losses, which we anticipate for the foreseeable future. Due to a variety of factors, the actual number of vehicles produced could be significantly below 500.

We plan to focus our sales and marketing efforts on direct sales through our subsidiary, Lordstown EV Sales, LLC, to commercial fleet operators and fleet management companies rather than through third-party dealerships. However, we intend to explore other distribution strategies as our business grows. An important aspect of our sales and marketing strategy involves pursuing relationships with specialty upfitting and fleet management companies to incorporate the Endurance into their fleets or sales programs. As their main area of business, fleet management companies act as an intermediary facilitating the acquisition of new vehicles for the ultimate end user fleets. They provide a valuable distribution channel for us because of their extensive end user relationships and ability to offer attractive financing rates. As a result of our sales strategy, we expect that we will not be required to make significant investments in a large direct sales force or third-party dealership network, thereby avoiding substantial fixed costs. Our expected limited initial production levels and the fact that we have not achieved consistent serial production may make it more difficult to get support from commercial fleets or fleet management companies in the marketing, sale and distribution of the Endurance.

We intend to leverage our advanced technologies and highly talented team to develop additional EVs targeted for the commercial market in cooperation with Foxconn and its affiliates, and potentially other strategic partners.

In the fourth quarter of 2021, we entered into agreements with Foxconn (see Part I, Item 1. Business), that resulted in more than $280 million in funding for the Company.

In connection with the Foxconn Transactions, Foxconn purchased the Lordstown facility for $257 million in proceeds, consisting of $230 million initial purchase price for the assets, plus $8.9 million for expansion investments and an $18.4 million reimbursement payment for certain operating expenses incurred by us from September 1, 2021 through the APA Closing. We continue to own our hub motor assembly line, as well as our battery module and packing line assets, certain intellectual property rights and other excluded assets. We outsourced all of the manufacturing of the Endurance to Foxconn with the sale of our Lordstown facility and pursuant to the Contract Manufacturing Agreement; Foxconn also operates the assets we continue to own in the facility after the APA Closing. We believe this arrangement provides the opportunity to realize the benefits of scaled manufacturing sooner as Foxconn contracts with other OEMs to produce their vehicles in the Lordstown facility.

In addition to providing the Company near term funding, the Foxconn Transactions should provide the benefits of scaled manufacturing, more cost-effective access to certain raw materials, components and inputs, and reduced overhead costs associated with the Lordstown facility borne by the Company. However, given the limited production volume of the first batch of the Endurance, and in the event we do not scale production, we do not anticipate that we will realize any material reduction of costs or improvement in commercial terms.

On November 7, 2022, we entered into the Investment Agreement with Foxconn under which Foxconn agreed to purchase $70 million of our Class A common stock and up to $100 million in Preferred Stock, subject to certain conditions, including regulatory approvals and satisfaction of certain EV program milestones established by the parties. Pursuant to the Investment Agreement, the parties have agreed to terminate the Foxconn Joint Venture and cause development activities to be undertaken directly by us. (See Note 8 – Capital Stock and Earnings Per Share.)

On November 22, 2022, the Company completed the Initial Closing under the Investment Agreement, at which Foxconn purchased (a) approximately 12.9 million shares of Class A common stock, at a purchase price of $1.76 per share, and (b) 0.3 million shares of Preferred Stock, at a purchase price of $100 per share, for an aggregate purchase price of approximately $52.7 million.

The Investment Agreement also provides for a Subsequent Common Closing, at which Foxconn will purchase approximately 26.9 million additional shares of Class A common stock at a purchase price of $1.76 per share following the parties’ receipt of CFIUS Clearance and subject to the other conditions set forth in the Investment Agreement. Upon satisfaction of certain EV Program milestones (including establishing an EV Program budget) and subject to satisfaction of other conditions set forth in the Investment Agreement, Foxconn will purchase in two tranches up to 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share. The first tranche will be in an amount up to 0.3 million shares for an aggregate purchase price of $30 million; the second tranche will be in an amount up to 0.4 million shares for an aggregate purchase price of $40 million. The parties have agreed to use commercially reasonable efforts to agree upon the EV Program budget and program milestones no later than May 7, 2023.However, no assurances can be given that each of the conditions to subsequent fundings by Foxconn will be satisfied or as to the timing of any such fundings.

As of December 31, 2022, property, plant, and equipment was reviewed for potential impairment for recoverability by comparing the carrying amount of our asset group to estimated undiscounted future cash flows expected to be generated by the asset group. As the carrying amount of our asset group exceeds its estimated undiscounted future cash flows, we recognized an impairment charge of $95.6 million based on the difference between the carrying value of the fixed assets and their fair value as of December 31, 2022. The fair value was derived from the Company's enterprise value at the time of impairment as we believe it represents the most appropriate fair value of the asset group in accordance with accounting guidance.  Additional impairments could occur in future periods and may be significant.

See Part I Item 1 – Business and Part I – Item 1A. Risk Factors for further discussion of the risks associated with the capital required to execute our business plan, implementation of the Foxconn Transactions and our production timeline, among other risks.

Results of Operations

Comparison of the year ended December 31, 2022 to December 31, 2021

(in thousands)

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Net sales	$194	$—
Cost of sales	30,023	—
Operating Expenses
Selling, general and administrative expenses	138,270	105,362
Research and development expenses [1]	107,816	284,016
Impairment of property plant & equipment, prepaids and intangibles	111,389	—
Amortization of intangible assets	—	11,111
Total operating expenses	$357,475	$400,489
Loss from operations	$(387,304)	$(400,489)
Gain on sale of assets	100,906	—
Other income (expense)	788	(10,079)
Interest income	3,206	200
Loss before income taxes	$(282,404)	$(410,368)
Income tax expense	—	—
Net loss	(282,404)	(410,368)
Less preferred stock dividend	261	—
Net loss attributable to common shareholders	$(282,665)	$(410,368)

1 Research and development expenses for the year ended December 31, 2022 are net of $18.4 million in operating expense reimbursements as described in Note 1.

The Company completed homologation and testing and received required certifications enabling sales to begin in the fourth quarter of 2022. As a result of the start of commercial release production, which occurred late in the third quarter of 2022, the Company recorded cost of sales of $30.0 million for the year ended December 31, 2022. Cost of sales consisted of $0.6 million in costs associated with producing the Endurance, including direct materials net of an adjustment of inventory to net realizable value (“NRV”), product warranty accruals, $8.3 million of depreciation, and $21.1 million of inventory charges in connection with an NRV adjustment for inventory acquired during the period for the excess of our BOM cost to selling price, and for excess on hand inventory beyond what we anticipate will be used for production, sales and service consistent with the Company’s decision to limit our expected production to up to 500 units.

Selling, general and administration (“SG&A”) expenses of $138.3 million during the year ended December 31, 2022 include $33.9 million in accruals with respect to ongoing legal proceedings as described in Note 10, $25.6 million in NRV charges to reflect the adjustment of inventory for the period prior to being reported in cost of sales as described in Note 2, a $4.7 million charge related to the write-off of a prepaid royalty as described in Note 11, and a $2.9 million charge for accelerated stock compensation. Our costs related to legal proceedings are subject to uncertainties inherent in the litigation process and we cannot predict the outcome of these matters. The remaining SG&A expenses for the year ended December 31, 2022 total $71.1 million, which consist primarily of $40.5 million of personnel and professional fees, $11.5 million of legal costs, $11.8 million of insurance premiums and $7.3 million in other services, software, marketing and overhead costs.

Total SG&A expenses for the year ended December 31, 2021 were $105.4 million, including $4.5 million in litigation accruals. The remaining $100.8 million in SG&A consisted of $49.8 million of personnel and professional fees, $35.4 million of legal fees, $8.6 million of insurance premiums and $7.0 million of other services, software, marketing, and overhead costs.

Research and development (“R&D”) expenses were $107.8 million during the year ended December 31, 2022, which includes $1.8 million of accelerated stock compensation and the impact of $18.4 million received as reimbursement of certain operating costs incurred by the Company between September 1, 2021 and the APA Closing as described in Note 1 — Description of Organization and Business Operations.

Until we began commercial release production of the Endurance, the costs associated with operating the Lordstown, Ohio facility were included in R&D as they related to the design and construction of beta and pre-production vehicles, along with manufacturing readiness. During the year ended December 31, 2022, we incurred $33.3 million in costs associated with the manufacturing facility, which is net of the $18.4 million reimbursement under the APA. The total costs associated with operating the Lordstown, Ohio facility in 2022, included $17.2 million in personnel and professional fees, $7.8 million in freight, $4.5 million in utilities and $3.7 million in other facility and manufacturing costs. The substantial majority of the costs associated with operating the Lordstown, Ohio facility were incurred prior to the sale of the plant to Foxconn on May 11, 2022 (see Note 1). After May 11, 2022, we incurred costs to prepare the manufacturing equipment we continue to own for production. Those manufacturing readiness costs incurred during the third quarter of 2022 totaled $0.8 million and were reported in R&D. Beginning with the fourth quarter of 2022, manufacturing related costs are reported in cost of sales. During the year ended December 31, 2021, we incurred $57.1 million in costs associated with operating the Lordstown facility, including $41.0 million in personnel and professional fees, $7.7 million in utilities, and $8.4 million in other facility operating costs.

Also included in R&D expenses are the prototype components used for part, module or system design testing and validation, as well as full production of beta and pre-production vehicles. For the year ended December 31, 2022, our prototype component costs totaled $22.8 million compared to $104.5 million in 2021. The substantial majority of the 2022 costs represented parts used in the production of pre-production vehicles, and declined as we began purchasing parts for commercial production classified in inventory.

All other R&D expenses totaled $70.0 million for the year ended December 31, 2022, which primarily consisted of $55.2 million of personnel and consulting, $0.9 million of freight, and $13.9 million of other services, software, facilities, and general operations.

Total R&D costs for the year ended December 31, 2021, were $284 million, including $57.1 million associated with operating the Lordstown, Ohio facility and $104.5 million of prototype components. The remaining $122.4 million in R&D consisted of $103.7 million in personnel and consulting, $7.0 million in freight and $11.8 million of other services, software, facilities and general operations.

Impairment of fixed assets totaled $95.6 million during the year ended December 31, 2022, of which $74.8 million took place in the quarter ended September 30, 2022, as described in Note 4. As of December 31, 2022, property, plant, and equipment was reviewed for potential impairment for recoverability by comparing the carrying amount of our asset group to estimated undiscounted future cash flows expected to be generated by the asset group. The fair value was derived from the Company's enterprise value at the time of impairment as we believe it represents the most appropriate fair value of the asset group in accordance with accounting guidance. Additional impairments could occur in future periods and may be significant.

As of December 31, 2022, we reviewed our prepaid GM components and royalties for impairment given that the production volume of the Endurance is not anticipated to exceed 500 units. Therefore, we determined it appropriate to impair these assets and other prepaid assets and recorded a charge of $14.8 million for the year ended December 31, 2022. Notwithstanding the impairment charge, we will continue to have the right to acquire the parts for which we have already paid and intend to evaluate our options to mitigate the actual losses.

During the year ended December 31, 2021, we continued to refine the design of the Endurance and consider technologies we would use in future vehicles. Given the fact that the Workhorse Group technology is not being used in the Endurance and the current strategic direction of the Company, including the transactions contemplated with Foxconn, we deemed it appropriate to change the useful life of the technology we had previously acquired to zero months. As such, we recorded accelerated amortization of $11.1 million during the year ended December 31, 2021.

Gain on sale totaled $100.9 million during the twelve months ended December 31, 2022, which was primarily attributable to the gain on the sale of the Lordstown facility sold to Foxconn as described in Note 1.

Other expense in the years ended December 31, 2022, and 2021 mainly consisted of changes in fair value of Warrants.

Liquidity and Capital Resources

We need additional funding to execute our business plan that includes producing and selling the Endurance and developing other vehicles, due to the capital required to purchase the raw materials and vehicle components for saleable vehicles, invest in the hard tooling to lower our BOM cost and fund engineering for development of future vehicles and corporate expenditures. Pursuant to the Investment Agreement with Foxconn, described in Note 8 – Capital Stock and Earnings Per Share, and subject to conditions, including, without limitation, regulatory approvals and satisfaction of certain EV program milestones as set forth in the Investment Agreement, the Company could receive up to $117.3 million in additional funding, of which $70 million may only be used in connection with the planning, designing, developing, engineering, testing, industrializing, certifying, homologating and launching the EV Program. Notwithstanding this funding arrangement, we will continue to require substantial additional capital in order to fulfill our business plans under the EV Program and otherwise. No assurance can be given that we will successfully or timely implement the terms of the Investment Agreement or be able to realize the potential benefits of the Foxconn Transactions and otherwise.

As discussed under Note 8 – Capital Stock and Earnings Per Share, on November 7, 2022, the Company entered into the Sales Agreement for the ATM Offering with Jefferies, pursuant to which the Company may offer and sell up to approximately 50.2 million shares of its Class A common stock from time to time through Jefferies. During 2022, Jefferies sold approximately 7.8 million shares of Class A common stock which resulted in net proceeds of $12.4 million. In the future, any additional sales will depend on a variety of factors and no assurance can be given that the Company will sell any shares of Class A common stock under the Sales Agreement, or, if it does, as to the price or amount of the shares that it sells or the dates when such sales will take place and, even if funds are raised under the ATM Offering, the Company will require additional financing to execute its business plan.

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

The Company had cash, cash equivalents, and short-term investments of approximately $221.7 million and an accumulated deficit of $827.2 million at December 31, 2022 and a net loss of $282.4 million for the year ended December  31, 2022. Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. In the third quarter of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly in September. The Company subsequently completed homologation and testing and received required certifications that enabled us to begin sales in the fourth quarter of 2022. Engineering readiness, quality and part availability governed the initial timing and speed of the Endurance launch. The rate of Endurance production remained very low during the fourth quarter as these factors continued to impact production. As we began delivering vehicles to customers, we encountered performance and quality issues with certain Endurance components that have led us to temporarily pause production and customer deliveries in the first quarter of 2023. Some of these issues were discovered by us or our suppliers, though some were experienced by our initial customers. In this regard, we filed paperwork with NHTSA to voluntarily recall the Endurance to address supplier quality issues. The Company is diligently working with suppliers on the root cause analysis of each issue and potential solutions, which in some cases may include part design modifications, retrofits and software updates. Performance issues are often discovered as an entirely new vehicle with several new technologies begins operating in new and different environments by customers. As a result, through February 2023, approximately 40 Endurance vehicles have been completed or are in process and we have sold a total of six vehicles of our planned initial batch of up to 500 units. As we continue to address Endurance performance and component quality issues and manage continued supply chain constraints with key components, including hub motor components, we anticipate production will remain paused or very low and potentially increase starting as early as the second quarter of 2023.

Our ongoing production and sales volume and rate will be subject to our ability to address these performance issues and consistently receive parts of acceptable quality in the appropriate quantities. Disruptions caused by one or more of these factors could lead to further pauses in vehicle builds or completed vehicle shipments or recalls. If and when these matters are resolved, we anticipate increasing the rate of production and sale of our first batch of up to 500 Endurance vehicles in order to seed the commercial fleet market, demonstrate the capabilities of the truck, and support our OEM partnership pursuits, which is critical to scaling production. Because the current BOM cost for the Endurance is well above our current selling price, we are limiting our expected production to up to 500 units in order to minimize our losses, which we anticipate being for the foreseeable future. However, based on a variety of factors, our actual production could be significantly below 500 units.

The Company’s ability to continue as a going concern is dependent on our ability to effectively implement and realize the benefits of the Foxconn Transactions, raise substantial additional capital, scale the production of the Endurance and develop additional vehicles. The Company’s current level of cash, cash equivalents and short-term investments are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements. As a result of having insufficient capital to execute our business plan, we have substantially limited investments in tooling and other aspects of the Endurance and our operations. Furthermore, we must make trade-offs regarding our business plan, including not being able to invest in the hard tooling necessary to reduce our BOM cost, which are likely to result in higher costs for the Company in the future and are likely to slow or impair future design enhancements or options we may otherwise seek to make available to Endurance customers.

Our research and development expenses and capital expenditures are significant due to spending that was needed to achieve certification, homologation and all the related activities to commence commercial sales of the Endurance. During 2021, we experienced the stress that the COVID-19 pandemic put on the global automotive supply chain. Furthermore, in 2021 and 2022, we have incurred significant freight charges due in part to the COVID-19 pandemic and challenging logistics that created delays and higher pricing on standard freight, as well as substantially higher expedited freight charges to mitigate delays. The Company expects continued supply chain constraints including the availability of and long lead times for components, as well as raw materials and other pricing pressures that are likely to negatively impact our cost structure and production timeline. We also have meaningful exposure to material losses and costs related to ongoing litigation for which insurance has been denied for certain claims and may be unavailable for those and other claims. See Note 10 – Commitments and Contingencies for additional information.

In an effort to alleviate these conditions, our management continues to seek and evaluate opportunities to raise additional funds through the issuance of equity or debt securities, asset sales, through arrangements with strategic partners or through financing from government or financial institutions. We have engaged a financial advisor to advise the Company on additional financing alternatives.

Pursuant to the Investment Agreement with Foxconn, described in Note 8 – Capital Stock and Earnings Per Share, subject to conditions, including without limitation, regulatory approvals and satisfaction of certain EV program milestones as set forth in the Investment Agreement, the Company could receive up to $117.3 million in additional funding, of which $70 million that may only be used in connection with the planning, designing, developing, engineering, testing, industrializing, certifying, homologating and launching one or more EVs in collaboration with Foxconn (the “EV Program”). Notwithstanding this funding arrangement, we will continue to require substantial additional capital in order to fulfill our business plans under the EV Program and otherwise. No assurance can be given that we will successfully or timely implement the terms of the Investment Agreement or be able to realize the potential benefits of the Foxconn Transactions or otherwise.

As we seek additional sources of financing and strategic partners, there can be no assurance that such financing would be available to us on favorable terms or at all. The Company’s ability to obtain additional financing is subject to several factors, including market and economic conditions, the significant amount of capital required, the fact that the Endurance BOM cost is currently, and expected to continue to be, substantially higher than the current selling price of the Endurance, uncertainty surrounding the performance of the vehicle, meaningful exposure to material expenses and losses related to ongoing litigation, the market price of our stock, our performance and investor sentiment with respect to the Company and our business and industry, as well as our ability to effectively implement and realize the expected benefits of the Foxconn Transactions. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about the Company’s ability to continue as a going concern. If we are unable to raise substantial additional capital in the near term, our operations and production plans will be scaled back or curtailed. If the funds raised are insufficient to provide a bridge to consistent serial production at a profit, our operations could be severely curtailed or cease entirely and we may not realize any significant value from our assets.

See Part I – Item 1A. Risk Factors for further discussion of the risks associated with our need for additional financing.

Summary of Cash Flows

(in thousands)

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Net Cash used by operating activities	$(213,764)	$(387,990)
Net Cash used by investing activities	$(114,904)	$(285,514)
Net Cash provided by financing activities	$206,010	$287,759

Cash Flows from Operating Activities

For the year ended December 31, 2022, compared to 2021, net cash used by operating activities decreased by $174.2 million primarily due to reduced operating expenses, including $18.4 million received from Foxconn for the reimbursement of operating costs.

Cash Flows from Investing Activities

For the year ended December 31, 2022, compared to 2021, cash used by investing activities decreased $170.6 million primarily due to lower capital spending in 2022. Cash used by investing activities in 2022 included $100.3 million in purchases of short-term investments and was net of $40.0 million in proceeds from the sale of capital assets to Foxconn. The $200 million in down payments received prior to closing are reflected as financing proceeds and are reflected as a non-cash transaction when the down payment was applied at the APA Closing and the Company’s repayment obligation was terminated. The capital spending in 2021 represented the early investments to retool the Lordstown Facility, acquire testing equipment and related capabilities, and to prepare for manufacturing.

Cash Flows from Financing Activities

For the year ended December 31, 2022, compared to 2021, cash flows from financing activities decreased $81.7 million. Financing cash flows in 2022 were primarily related to the $100 million down payment received from Foxconn, $52.0 million from Foxconn Investment Transactions, and $40.4 million in sales under the Equity Purchase Agreement and ATM, net of issuance costs. Financing cash flows in 2021 were primarily related to the $100 million down payment received from Foxconn, $82.0 million of cash proceeds from the exercise of warrants in 2021 and $49.4 million from sales under the Equity Purchase Agreement, net of issuance costs.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies and Estimates

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. In connection with the preparation of the consolidated financial statements for the years ended December 31, 2022 and 2021, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements, and concluded that substantial doubt existed as to our ability to continue as a going concern as further discussed in Note 1 to the Consolidated Financial Statements. In addition, our independent auditors, in their report on the audited financial statements for the years ended December 31, 2022 and 2021, expressed substantial doubt about our ability to continue as a going concern.

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

Warrants

The Company accounts for the Private Warrants and the Foxconn Warrants as described in Note 3 in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which these Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies these Warrants as liabilities at their fair value at each reporting period or at the time of settlement. Any change in fair value is recognized in the statement of operations.

The Company accounts for the BGL Warrants as equity as these warrants qualify as share-based compensation under ASC Topic 718.

On January 27, 2021, we redeemed all of the Public Warrants originally issued in the Initial Public Offering that remained outstanding.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

On December 31, 2022, we had cash, cash equivalents and short-term investments of approximately $221.7 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

Item 8. Financial Statements and Supplementary Data

LORDSTOWN MOTORS CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lordstown Motors Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lordstown Motors Corp. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have sufficient cash, cash equivalents and short-term investments to execute its business plan that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

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

Impairment of Long-lived Assets

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company performs an impairment review of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During 2022, the carrying amount of the Company’s asset group exceeded its estimated undiscounted future cash flows and an impairment charge of $111.4 million was recognized, equal to the amount by which the carrying amount of the asset group exceeded its fair value. Fair value of the asset group was derived from the Company’s enterprise value at the time of impairment as the Company believed this methodology represented the most appropriate fair value of the asset group in accordance with accounting guidance.

We identified the evaluation of the impairment of long-lived assets as a critical audit matter. Subjective auditor judgment was required to evaluate the methodology used by the Company to determine the fair value of the asset group. Specifically, evaluating whether the methodology reflected a market participant’s determination of the asset group’s highest and best use required involvement of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s impairment process, including controls related to the use of an appropriate methodology. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the methodology selected to determine the fair value of the asset group by (1) considering the highest and best use for the asset group based on the nature of the asset group and current market conditions, and (2) comparing the Company’s methodology to alternative fair value methodologies.

/s/KPMG LLP

We have served as the Company’s auditor since 2020.

New York, New York
March 6, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Lordstown Motors Corp.:

Opinion on Internal Control Over Financial Reporting

We have audited Lordstown Motors Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes(collectively, the consolidated financial statements), and our report dated March 6, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/KPMG LLP

New York, New York

March 6, 2023

Page intentionally left bank

Lordstown Motors Corp.

Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2022	December 31, 2021
ASSETS:
Current Assets
Cash and cash equivalents	$121,358	$244,016
Short-term investments	100,297	—
Inventory, net	13,672	—
Prepaid expenses and other current assets	20,548	47,121
Total current assets	$255,875	$291,137
Property, plant and equipment, net	193,780	382,746
Intangible assets	—	1,000
Other non-current assets	2,657	13,900
Total Assets	$452,312	$688,783
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$12,801	$12,098
Accrued and other current liabilities	56,033	35,507
Purchase price down payment from Foxconn	—	100,000
Total current liabilities	$68,834	$147,605
Warrant and other non-current liabilities	1,446	1,578
Total liabilities	$70,280	$149,183
Mezzanine equity
Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 and 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	$30,261	$—
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized; 238,924,486 and 196,391,349 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	$24	$19
Additional paid in capital	1,178,960	1,084,390
Accumulated deficit	(827,213)	(544,809)
Total stockholders’ equity	$351,771	$539,600
Total liabilities and stockholders’ equity	$452,312	$688,783

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp.

Consolidated Statements of Operations

(in thousands except for per share information)

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net sales	$194	$—	$—
Cost of sales	30,023	—	—
Operating Expenses
Selling, general and administrative expenses	138,270	105,362	31,316
Research and development expenses [1]	107,816	284,016	70,967
Impairment of property plant & equipment and intangibles	111,389	—	—
Amortization of intangible assets	—	11,111	—
Total operating expenses	$357,475	$400,489	$102,283
Loss from operations	$(387,304)	$(400,489)	$(102,283)
Other income (expense)
Gain on sale of assets	100,906	—	—
Other income (expense)	788	(10,079)	(20,866)
Interest income (expense)	3,206	200	(901)
Loss before income taxes	$(282,404)	$(410,368)	$(124,050)
Income tax expense	—	—	—
Net loss	(282,404)	(410,368)	(124,050)
Less preferred stock dividend	261	—	—
Net loss attributable to common shareholders	$(282,665)	$(410,368)	$(124,050)
Net loss per share attributable to common shareholders
Basic	$(1.35)	$(2.27)	$(1.28)
Diluted	$(1.35)	$(2.27)	$(1.28)
Weighted-average number of common shares outstanding
Basic	208,682	180,722	96,716
Diluted	208,682	180,722	96,716

1	Research and development expenses for the year ended December 31, 2022 are net of $18.4 million in operating expense reimbursements as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp.

Consolidated Statements of Stockholders’ Equity
(in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	—	$—	68,729	$7	$18,940	$(10,391)	$8,556
Issuance of Class A Common stock	—	—	8,652	2	6,437	—	6,439
Class A Common stock issued for conversion of notes payable	—	—	4,032	—	38,725	—	38,725
Class A Common stock issued for exercise of warrants	—	—	2,669	—	53,724	—	53,724
Class A Common stock issued in recapitalization, net of redemptions and transaction costs	—		84,376	8	644,581	—	644,589
Stock compensation	—	—	—	—	2,755	—	2,755
Net loss	—	—	—	—	—	(124,050)	(124,050)
Balance at December 31, 2020	—	$—	168,008	$17	$765,162	$(134,441)	$630,738
Issuance of Class A Common stock	—	—	3,559	—	6,368	—	6,368
Class A Common stock issued for exercise of warrants	—	—	7,984	1	194,797	—	194,798
Class A Common stock issued under the Equity Purchase Agreement	—	—	9,592	1	49,374	—	49,375
Class A Common stock issued for Foxconn Subscription Agreement	—	—	7,248	—	50,000	—	50,000
Stock compensation	—	—	—	—	18,689	—	18,689
Net loss	—	—	—	—	—	(410,368)	(410,368)
Balance at December 31, 2021	—	$—	196,391	$19	$1,084,390	$(544,809)	$539,600
Issuance of common stock	—	—	1,106	1	2,113	—	2,114
Restricted stock vesting	—	—	3,280	—	(684)	—	(684)
Class A Common stock issued under the Equity Purchase Agreement	—	—	17,464	2	40,436	—	40,438
Class A Common stock issued under the Sales Agreement	—	—	7,766	—	12,418	—	12,418
Class A Stock issued under Foxconn Investment Transactions	—	—	12,917	2	21,722	—	21,724
Preferred Stock issued under Foxconn Investment Transactions	300	30,000	—	—	—	—	—
Accrual of convertible preferred stock paid-in-kind dividends	—	261	—	—	(261)	—	(261)
Stock compensation	—	—	—	—	18,826	—	18,826
Net loss	—	—	—	—	—	(282,404)	(282,404)

Balance at December 31, 2022	300	$30,261	238,924	$24	$1,178,960	$(827,213)	$351,771

All activity and balances related to common stock and additional paid-in capital prior to the business combination have been restated based on the Exchange Ratio in the Merger Agreement.

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp

Consolidated Statements of Cash Flows

(in thousands)

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities
Net loss	$(282,404)	$(410,368)	$(124,050)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	18,826	18,689	2,755
Gain on disposal of fixed assets	(100,906)	—	(2,346)
Impairment of property plant and equipment and intangible assets	111,389	—	—
Write-off of prepaid royalty	4,728	—	—
Amortization of intangible assets	—	11,111	—
Depreciation of property plant and equipment	8,476	—	—
Write down of inventory and prepaid inventory	48,529	—	—
Other non-cash changes	(384)	10,858	23,493
Changes in assets and liabilities:
Accounts receivables	(203)	21	(21)
Inventory	(54,646)	—	—
Prepaid expenses and other assets	10,648	(34,124)	(24,663)
Accounts payable	2,527	(17,008)	25,767
Accrued expenses and other liabilities	19,657	32,831	(531)
Net Cash used by operating activities	$(213,764)	$(387,990)	$(99,596)
Cash flows from investing activities
Purchases of property plant and equipment	$(54,567)	$(284,514)	$(52,645)
Purchases of short-term investments	(100,297)	(1,000)	—
Investment in Foxconn Joint Venture	(13,500)	—	—
Return of investment in Foxconn Joint Venture	13,500	—	—
Proceeds from the sale of capital assets	39,960	—	2,396
Net Cash used by investing activities	$(114,904)	$(285,514)	$(50,249)
Cash flows from financing activities
Proceeds from notes payable for Foxconn Joint Venture	$13,500	$—	$38,796
Settlement of notes payable for Foxconn Joint Venture	(13,500)	—	—
Down payments received from Foxconn	100,000	100,000	—
Cash received in recapitalization, net of transaction costs	—	—	701,520
Issuance of common stock	2,114	6,368	6,439
Tax withholding payments related to net settled restricted stock compensation	(684)	—	—
Cash proceeds from exercise of warrants	—	82,016	30,692
Cash received from Foxconn Investment Transactions Class A stock, net	21,724	—	—
Cash received from Foxconn Investment Transactions Preferred stock	30,000	—	—
Cash received from Foxconn Subscription Agreement	—	50,000	—
Proceeds from Equity Purchase Agreement, net of issuance costs	40,438	49,375	—
Proceeds from ATM Offering, net of issuance costs	12,418	—	—
Net Cash provided by financing activities	$206,010	$287,759	$777,447
(Decrease) / Increase in cash and cash equivalents	$(122,658)	$(385,745)	$627,602
Cash and cash equivalents, beginning balance	244,016	629,761	2,159
Cash and cash equivalents, ending balance	$121,358	$244,016	$629,761
Non-cash items
Derecognition of Foxconn down payments for sale of fixed assets	$200,000	$—	$—
Capital assets acquired with payables	$339	$2,162	$5,592
Conversion of notes payable to equity	$—	$—	$38,725
Capital assets exchanged for equity	$—	$—	$23,200

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of Business

Lordstown Motors Corp., a Delaware corporation (“Lordstown,” the “Company” or “we”), is an original equipment manufacturer (“OEM”) of electric light duty vehicles focused on the commercial fleet market. Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. In the third quarter of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly in September. The Company subsequently completed homologation and testing and received required certifications enabling us to record sales of the first three vehicles in the fourth quarter of 2022. Engineering readiness, quality and part availability governed the initial timing and speed of the Endurance launch. The rate of Endurance production remained very low during the fourth quarter of 2022 as we addressed launch related issues that are often discovered as an entirely new vehicle begins operating in new and different environments by customers. Those challenges continue into 2023 as we have experienced performance and quality issues with certain Endurance components that have led us to temporarily pause production and customer deliveries in the first quarter of 2023. Some of these issues were discovered by us or our suppliers, though some were experienced by our initial customers. In this regard, we filed paperwork with the National Highway Traffic Safety Administration (“NHTSA”) to voluntarily recall the Endurance to address supplier quality issues. The Company is diligently working with suppliers on the root cause analysis of each issue and potential solutions, which in some cases may include part design modifications, retrofits and software updates. As a result we have sold a total of six vehicles of our planned initial batch of up to 500 units. As we continue to address Endurance performance and component quality issues and manage continued supply chain constraints with key components, including hub motor components, we anticipate production will remain paused or very low and potentially increase starting as early as the second quarter of 2023.

Our ongoing production and sales volume and rate will be subject to our ability to address these performance issues and consistently receive parts of acceptable quality in the appropriate quantities. Disruptions caused by one or more of these factors could lead to further pauses in vehicle builds or completed vehicle shipments or recalls.

If and when these matters are resolved, we anticipate increasing the rate of production and sale of our first batch of up to 500 Endurance vehicles in order to seed the commercial fleet market, demonstrate the capabilities of the truck, and support our OEM partnership pursuits, which is critical to scaling production. Because our current bill of material (“BOM”) cost for the Endurance is well above our current selling price, we are limiting our expected production to up to 500 units in order to minimize our losses, which we anticipate being for the foreseeable future.

We are implementing a strategy designed to accelerate the launch of new commercial electric vehicles (“EVs”). This includes working on our own vehicle programs as well as partnering with third parties, including Foxconn and its affiliates (as defined below), as we seek to leverage our vehicle development experience, our proprietary and open-source code and other non-proprietary technologies, our existing Endurance vehicle platform, and potentially new vehicle platforms to drive commonality and scale, and more efficiently develop and launch EVs, to enhance capital efficiency and achieve profitability.

Foxconn Transactions

The Company entered into a series of transactions with affiliates of Hon Hai Technology Group (“HHTG”; either HHTG or applicable affiliates of HHTG are referred to herein as “Foxconn”), beginning with the Agreement in Principal that was announced on September 30, 2021, pursuant to which we entered into definitive agreements to sell our manufacturing facility in Lordstown, Ohio under an Asset Purchase

Agreement (as defined below) and outsource manufacturing of the Endurance to Foxconn under a Contract Manufacturing Agreement (as defined below).

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

Pursuant to the APA, Foxconn purchased Lordstown EV’s manufacturing facility located in Lordstown, Ohio. Lordstown EV continues to own our hub motor assembly line, as well as our battery module and pack line assets, certain tooling, intellectual property rights and other excluded assets, and outsources all of the manufacturing of the Endurance to Foxconn under the Contract Manufacturing Agreement. Lordstown EV also entered into a lease pursuant to which Lordstown EV leases space located at the Lordstown, Ohio facility from Foxconn for its Ohio-based employees for a term equal to the duration of the Contract Manufacturing Agreement plus 30 days. The right of use asset and liability related to this lease is immaterial.

We received $257 million in proceeds related to the sale, consisting of $230 million initial purchase price for the assets, plus $8.9 million for expansion investments and an $18.4 million reimbursement payment for certain operating costs incurred by us from September 1, 2021, through the APA Closing. Foxconn made down payments of the purchase price totaling $200 million through April 15, 2022, of which $100 million was received in both 2022 and 2021. The $30 million balance of the purchase price and a reimbursement payment of approximately $27.5 million were paid at the APA Closing; $17.5 million was attributable to the reimbursement of certain operating expenses reported in research and development and $10 million was attributable to expansion costs. Under the terms of the APA, the $17.5 million reimbursement costs were an estimate which upon final settlement was subsequently increased to $18.4 million.

Research and development costs are presented net of the $18.4 million reimbursement of costs by Foxconn for the year ended December 31, 2022. Included in the $18.4 million reimbursement were approximately $7.7 million of research and development costs incurred in 2021. Also, in connection with the APA Closing, the Company issued the Foxconn Warrants, which are exercisable until the third anniversary of the APA Closing for 1.7 million shares of Class A common stock at an exercise price of $10.50 per share. In October 2021, prior to entering into the APA, Foxconn purchased 7.2 million shares of the Company’s Class A common stock for approximately $50.0 million.

Contract Manufacturing Agreement

On May 11, 2022, Lordstown EV and Foxconn entered into a manufacturing supply agreement (the “Contract Manufacturing Agreement” or “CMA”) in connection with the APA Closing. Pursuant to the Contract Manufacturing Agreement, Foxconn (i) manufactures the Endurance at the Lordstown facility for a fee per vehicle, (ii) following a transition period, procure components for the manufacture and assembly of the Endurance, subject to sourcing specifications provided by Lordstown EV, and (iii) provides certain post-delivery services. The CMA provides us with an almost entirely variable manufacturing cost structure and alleviates us of the burden to invest in and maintain the Lordstown facility.

The CMA requires Foxconn to use commercially reasonable efforts to assist with reducing component and logistics costs and reducing the overall BOM cost of the Endurance, and otherwise improving the commercial terms of procurement with suppliers. However, given the limited production volume of the first batch of the Endurance, and in the event we do not scale production, we do not anticipate that we will realize any material reduction of costs or improvement in commercial terms. Foxconn conducts testing in accordance with procedures established by us and we are generally responsible for all motor vehicle regulatory compliance and reporting. The Contract Manufacturing Agreement also allocates responsibility between the parties for other matters, including component defects, quality assurance and warranties of manufacturing and design. Foxconn invoices us for manufacturing costs on a fee per vehicle produced basis, and to the extent purchased by Foxconn, component and other costs. Production volume and scheduling are based upon rolling weekly forecasts we provide that are generally binding only for a 12-week period, with some ability to vary the quantities of vehicle type.

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

Investment Agreement

On November 7, 2022, we entered into an investment agreement with Foxconn under which Foxconn agreed to make an additional equity investment in the Company through the purchase of $70 million of our Class A common stock and up to $100 million in Series A Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock”) subject to conditions, including, without limitation, regulatory approvals and satisfaction of certain EV program milestones established by the parties (collectively, the “Investment Agreement”). Pursuant to the Investment Agreement, the parties have agreed to terminate the Foxconn Joint Venture and cause development activities to be undertaken directly by us. (See Note 8 – Capital Stock and Earnings Per Share).

On November 22, 2022, the Company completed the initial closing under the Investment Agreement, at which Foxconn purchased (a) approximately 12.9 million shares of Class A common stock at a purchase price of $1.76 per share, and (b) 0.3 million shares of Preferred Stock at a purchase price of $100 per share, for an aggregate purchase price of approximately $52.7 million (the “Initial Closing”).

The Investment Agreement also provides for a second closing (the “Subsequent Common Closing”), at which Foxconn will purchase approximately 26.9 million additional shares of Class A common stock at a purchase price of $1.76 per share following the parties’ receipt of a written communication from the U.S. government’s Committee on Foreign Investment in the United States (“CFIUS”) that CFIUS has concluded that the transactions contemplated by the Investment Agreement are not a “covered transaction” or CFIUS has concluded that there are no unresolved national security concerns with respect to the transactions (“CFIUS Clearance”) and subject to the other conditions set forth in the Investment Agreement. Upon satisfaction of certain EV Program milestones (including establishing an EV Program budget) and subject to satisfaction of other conditions set forth in the Investment Agreement, Foxconn will purchase in two tranches up to 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share. The first tranche will be in an amount up to 0.3 million shares for an aggregate purchase price of $30 million; and the second tranche will be in an amount up to 0.4 million shares for an aggregate purchase price of $40 million. The parties have agreed to use commercially reasonable efforts to agree upon the EV Program budget and program milestones no later than May 7, 2023. However, no assurances can be given that each of the conditions to subsequent fundings by Foxconn will be satisfied or as to the timing of any such fundings.

The Asset Purchase Agreement, Contract Manufacturing Agreement and the Investment Agreement together are herein referred to as the “Foxconn Transactions.”

Ongoing Operations

We need additional funding to execute our business plan. We are also seeking strategic partners, including other automakers, to provide additional capital and other support to enable us to scale the Endurance program and to develop new vehicle programs in coordination with Foxconn or otherwise. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all. Pursuant to the Investment Agreement with Foxconn, described in Note 8 – Capital

Stock and Earnings Per Share, subject to conditions, including, without limitation, regulatory approvals and satisfaction of certain EV program milestones as set forth in the Investment Agreement, the Company could receive up to $117.3 million of additional funding, of which $70.0 million may only be used in connection with the planning, designing, developing, engineering, testing, industrializing, certifying, homologating and launching one or more EVs in collaboration with Foxconn (the “EV Program”). Notwithstanding this funding arrangement, we will continue to require substantial additional capital in order to fulfill our business plans under the EV Program and otherwise. No assurance can be given that we will successfully or timely implement the terms of the Investment Agreement or be able to realize the potential benefits of the Foxconn Transactions and otherwise.

As discussed under Note 8 – Capital Stock and Earnings Per Share, on November 7, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell up to approximately 50.2 million shares of its Class A common stock from time to time through Jefferies (the “ATM Offering”). During 2022, Jefferies sold approximately 7.8 million shares of Class A common stock which resulted in net proceeds of $12.4 million. In the future, any additional sales will depend on a variety of factors and no assurance can be given that the Company will sell any shares of Class A common stock under the Sales Agreement, or, if it does, as to the price or amount of the shares that it sells or the dates when such sales will take place and, even if funds are raised under the ATM Offering, the Company will require additional financing to execute its business plan.

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

In connection with the Closing, the Company (a) issued and sold an aggregate of 50 million shares of Class A common stock for $10.00 per share at an aggregate purchase price of $500 million pursuant to previously announced subscription agreements with certain investors (the “PIPE Investors”), (b) issued an aggregate of approximately 4 million shares of Class A common stock to holders of $40 million in aggregate principal amount plus accrued interest, of Legacy LMC convertible promissory notes at a conversion price of $10.00 per share upon automatic conversion of such notes (the “Note Conversions”), and (c) issued the BGL Warrants providing for the purchase of 1.6 million shares of Class A common stock at a purchase price of $10.00 per share to a third party. Additionally, the Company assumed 9.3 million Public Warrants and 5.1 million Private Warrants both of which were originally issued by DiamondPeak with an exercise price of $11.50. In December 2020, 2.7 million of the Public Warrants were exercised which resulted in $30.7 million in proceeds. In January 2021, a significant portion of the remaining Public Warrants and 0.6 million of the Private Warrants were exercised upon payment of the cash exercise price, which resulted in cash proceeds of $82.0 million. As of December 31, 2022 and 2021, there were 2.3 million Private Warrants, 1.6 million BGL Warrants and no Public Warrants outstanding. See further discussion related to the accounting of the Public Warrants and Private Warrants in Note 3.

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

As part of the Business Combination, we recorded $644.6 million in equity for the recapitalization, net of transaction costs and $100.9 million in liabilities related to the Public and Private Warrants described in Note 3 – Fair Value Measurements. The Company received cash proceeds of $701.5 million as a result of the Business Combination which was net of the settlement of the $20.8 million related party note payable and $23.2 million in property purchased through equity both as described in Note 11 – Related Party Transactions. Additionally, a $5 million Convertible Note and the $5.9 million amount in Due to related party as described in Note 11 – Related Party Transactions were also settled in conjunction with the Business Combination.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

The Company had cash, cash equivalents, and short-term investments of approximately $221.7 million and an accumulated deficit of $827.2 million at December 31, 2022 and a net loss of $282.4 million for the year ended December 31, 2022. Since inception, we have been developing our flagship vehicle, the Endurance, an electric full-size pickup truck. In the third quarter of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly in September. The Company subsequently completed homologation and testing and received required certifications that enabled us to begin sales in December of 2022. Engineering readiness, quality and part availability governed the initial timing and speed of the Endurance launch. The rate of Endurance production remained very low during the fourth quarter as these factors continued to impact production. As we began delivering vehicles to our customers, we have experienced performance and quality issues with certain Endurance components that have led us to temporarily pause production and customer deliveries in the first quarter of 2023. Some of these issues were discovered by us or our suppliers, though some were experienced by our initial customers. In this regard, we filed paperwork with NHTSA to voluntarily recall the Endurance to address supplier quality issues. The Company is diligently working with suppliers on the root cause analysis of each issue and potential solutions, which in some cases may include part design modifications, retrofits and software updates. Performance issues are often discovered as an entirely new vehicle with several new technologies begins operating in new and different environments by customers. As a result, we have sold a total of six vehicles of our planned initial batch of up to 500 units. As we continue to address Endurance performance and component quality issues and manage continued supply chain constraints with key components, including hub motor components, we anticipate production will remain paused or very low and potentially increase starting as early as the second quarter of 2023.

Our ongoing production and sales volume and rate will be subject to our ability to address these performance issues and consistently receive parts of acceptable quality in the appropriate quantities. Disruptions caused by one or more of these factors could lead to further pauses in vehicle builds or completed vehicle shipments or recalls. If and when these matters are resolved, we anticipate increasing the rate of production and sale of our first batch of up to 500 Endurance vehicles in order to seed the commercial fleet market, demonstrate the capabilities of the truck, and support our OEM partnership pursuits, which is critical to scaling production. Because our current BOM cost for the Endurance is well above our current selling price, we are limiting our expected production to up to 500 units in order to minimize our losses, which we anticipate being for the foreseeable future. As a result of these other factors, the actual number of vehicles produced could be significantly below 500.

The Company’s ability to continue as a going concern is dependent on our ability to effectively implement and realize the benefits of the Foxconn Transactions, raise substantial additional capital, scale the production of the Endurance and develop additional vehicles. The Company’s current level of cash, cash equivalents and short-term investments are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements. As a result of having insufficient capital to execute our business plan, we have substantially limited investments in tooling and other aspects of the Endurance and our operations. Furthermore, we must make trade-offs regarding our business plan, including not being able to invest in the hard tooling necessary to reduce our BOM cost, which are likely to result in higher costs for the Company in the future and are likely to slow or impair future design enhancements or options we may otherwise seek to make available to Endurance customers.

Our research and development expenses and capital expenditures are significant due to spending that was needed to achieve certification, homologation and all the related activities to commence commercial sale of the Endurance. During 2021, we experienced the stress that the COVID-19 pandemic put on the global automotive supply chain. Furthermore, in 2021 and 2022, we have incurred significant freight charges due in part to the COVID-19 pandemic and challenging logistics that created delays and higher pricing on standard freight, as well as substantially higher expedited freight charges to mitigate delays. The Company expects continued supply chain constraints including the availability of and long lead times for components, as well as raw materials and other pricing pressures that are likely to negatively impact our cost structure and production timeline. We also have meaningful exposure to material losses and costs related to ongoing litigation for which insurance has been denied for certain claims and may be unavailable for those and other claims. See Note 10 – Commitments and Contingencies for additional information.

In an effort to alleviate these conditions, our management continues to seek and evaluate opportunities to raise additional funds through the issuance of equity or debt securities, asset sales, through arrangements with strategic partners or through financing from government or financial institutions. We have engaged a financial advisor to advise the Company on additional financing alternatives.

Pursuant to the Investment Agreement with Foxconn, described in Note 8 – Capital Stock and Earnings Per Share, subject to conditions, including, without limitation, regulatory approvals and satisfaction of certain EV program milestones as set forth in the Investment Agreement, the Company could receive up to $117.3 million of additional funding, of which $70 million may only be used in connection with the EV Program. Notwithstanding this funding arrangement, we will continue to require substantial additional capital in order to fulfill our business plans under the EV Program and otherwise. No assurance can be given that we will successfully or timely implement the terms of the Investment Agreement or be able to realize the potential benefits of the Foxconn Transactions or otherwise.

As discussed under Note 8 – Capital Stock and Earnings Per Share, on November 7, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell up to approximately 50.2 million shares of its Class A common stock from time to time through Jefferies (the “ATM Offering”). During 2022, Jefferies sold approximately 7.8 million shares of Class A common stock which resulted in net proceeds of $12.4 million. In the future, additional sales will depend on a variety of factors and no assurance can be given that the Company will sell any shares of Class A common stock under the Sales Agreement, or, if it does, as to the price or amount of the shares that it sells or the dates when such sales will take place and, even if funds are raised under the ATM Offering, the Company will require additional financing to execute its business plan.

As we seek additional sources of financing and strategic partners, there can be no assurance that such financing would be available to us on favorable terms or at all. The Company’s ability to obtain additional financing is subject to several factors, including market and economic conditions, the significant amount of capital required, the fact that the Endurance BOM cost is currently, and expected to continue to be, substantially higher than the current selling price of the Endurance, uncertainty surrounding the performance of the vehicle, meaningful exposure to material expenses and losses related to ongoing litigation and the

SEC investigation, the market price of our stock, potential dilution from the issuance of additional shares of Class A common stock and Preferred stock and future financings, our performance and investor sentiment with respect to the Company and our business and industry, as well as our ability to effectively implement and realize the expected benefits of the Foxconn Transactions. As a result of these uncertainties, and notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about the Company’s ability to continue as a going concern. If we are unable to raise substantial additional capital in the near term, our operations and production plans will be scaled back or curtailed. If the funds raised are insufficient to provide a bridge to consistent serial production at a profit, our operations could be severely curtailed or cease entirely and we may not realize any significant value from our assets.

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

Revenue Recognition

Revenue is recognized when control of a promised good or service is transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for the good or service. Our performance obligations are satisfied at a point in time. We recognize revenue when the customer confirms acceptance of vehicle possession. Costs related to shipping and handling activities are a part of fulfillment costs and are therefore recognized under cost of sales. Our sales are final and do have a right of return clause. There are limited instances of sales incentives offered to fleet management companies. The incentives offered are of an immaterial amount per vehicle, and there were no sales incentives recognized during 2022.

The Company currently does not offer financing options therefore there is no impact on the collectability of revenue.

Product Warranty

The estimated costs related to product warranties are accrued at the time products are sold and are charged to cost of sales which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified.

Inventory and Inventory Valuation

Inventory is stated at the lower of cost or net realizable value (“LCNRV”). Net realizable value (“NRV”) is the estimated future selling price of the inventory in the ordinary course of business less cost to sell, and considers general market and economic conditions.

Non-cash charges to reflect the NRV and excess inventory adjustments in excess of the current production volume of the Endurance which is not anticipated to exceed 500 units totaled $48.5 million and are recorded within Cost of Sales in the Company’s consolidated statement of operations.

Prepaid and Other Assets

Prepaid and other assets as of December 31, 2021 were primarily attributable to prepaid component inventory and prepaid royalties. As of December 31, 2022, we reviewed our prepaid and other assets for impairment given that the production volume of the Endurance is not anticipated to exceed 500 units. The excess was due to the fact that early in development we made commitments to purchase volumes consistent with plans for higher productions and\or minimum order quantities required by suppliers. Given our anticipated production volume, the Company determined it appropriate to impair prepaid and other assets and recorded a charge of $14.8 million for the year ended December 31, 2022.

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

Valuation of Long-Lived and Intangible Assets

Long-lived assets, such as property, plant, and equipment are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Asset impairment calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, production levels, product costs, market supply and demand, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The assessment of whether an asset group should be classified as held and used or held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale. Actual asset impairment losses could vary considerably from estimated impairment losses if actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge.

For assets to be held and used, including identifiable intangible assets and long-lived assets subject to amortization, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of a long-lived asset subject to amortization is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process. See Note 4 – Property, Plant and Equipment for details regarding our impairment.

For intangible assets not subject to amortization, we test for impairment annually, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. In testing intangibles for impairment, we compare the fair value with the carrying value. We use discounted cash flow analysis that uses inputs such as forecasted future revenues attributable to the intangibles, and a risk-adjusted discount rate. If we were to experience a decrease in forecasted future revenues attributable to these intangibles, this could indicate a potential impairment. If the carrying value exceeds the estimated fair value, the intangible asset is considered impaired, and an impairment loss will be recognized in an amount equal to the excess of the carrying value over the fair value of the intangible asset. The fair value was derived from the Company’s enterprise value at the time of impairment as we believe it represents the most appropriate fair value of the asset group in accordance with accounting guidance.

In November 2019, the Company entered into a transaction with Workhorse Group Inc., for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock, valued at $11.1 million, and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales.

In November 2020, we prepaid the royalty payment to Workhorse Group in the amount of $4.75 million, representing an advance on the royalties discussed above, but only to the extent that the aggregate amount of such royalty fees exceeded the amount paid upfront.

During the year ended December 31, 2021, we continued to refine the design of the Endurance and considered technologies we would use in future vehicles. Given the technology used in the Endurance and new management’s strategic direction of the Company, inclusive of the transactions contemplated with Foxconn as detailed in Note 1, we deemed it appropriate to change the useful life of the intellectual property license we acquired to zero months. As such, we recorded accelerated amortization of $11.1 million during the year ended December 31, 2021.

Given the Workhorse Group technology is not being used in the Endurance and our strategic direction, inclusive of the transactions contemplated with Foxconn, we deemed it appropriate to terminate the royalty agreement. As such, we recorded a charge of $4.75 million during the year ended December 31, 2022 to write-off the prepaid royalty.

In August 2021, the Company entered into an agreement to purchase a perpetual software license related to manufacturing execution system for a cost of $1.0 million. As of December 31, 2022 with the Company’s current strategic direction it was determined that this software will not be utilized for the manufacturing of Endurance and therefore full impairment of $1.0 million was recorded for the period ended December 31, 2022.

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

Warrants

The Company accounts for the Private Warrants and the Foxconn Warrants as described in Note 3 in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which these Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies these Warrants as liabilities at their fair value at each reporting period or at the time of settlement. Any change in fair value is recognized in the statement of operations.

The Company accounts for the BGL Warrants as equity as these warrants qualify as share-based compensation under ASC Topic 718.

On January 27, 2021, we redeemed all of the Public Warrants originally issued in the Initial Public Offering that remained outstanding.

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

Recent accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes in several areas including calculating taxes in an interim period, clarifying how to account for taxes that are partially based on income and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This amendment is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2019-12 effective January 1, 2021, with no impact on previously reported financial position or operating results.

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

The Company has leases which primarily consist of our Farmington Hills, Michigan and Irvine, California locations. The adoption of ASC 842 resulted in the recognition of a new right-of-use assets and lease liabilities on the balance sheet for all operating leases. As a result of the Company’s adoption on January 1, 2021, the Company recorded operating right-of-use assets and lease liabilities of $3.3 million. As of December 31, 2022 and December 31, 2021, the Company had a right-of use asset and liability totaling $2.5 million and $2.2 million, respectively.

There are no other recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

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

The Company has issued the following warrants: (i) warrants (the “Public Warrants”) to purchase shares of Class A common stock with an exercise price of $11.50 per share, (ii) warrants (the “Private Warrants”) to purchase Class A common stock with an exercise price of $11.50 per share, (iii) warrants (the “BGL Warrants”) to purchase Class A common stock with an exercise price of $10.00 per share, and (iv) the Foxconn Warrants to purchase shares of Class A common stock with an exercise price of $10.50. The BGL Warrants were issued as part of Business Combination in October 2020 which are set to expire in October 2023 classified as equity as they qualify as share-based compensation under ASC Topic 718.

The Public Warrants and the Private Warrants were recorded in the Company’s consolidated financial statements as a result of the Business Combination between DiamondPeak and Lordstown EV Corporation (formerly known as Lordstown Motors Corp.) and the reverse recapitalization that occurred on October 23, 2020 and did not impact any reporting periods prior to the Business Combination. The Company determined that the fair value of the Public Warrants and Private Warrants was $100.9 million as of the date of the Business Combination.

On January 27, 2021, we redeemed all of the Public Warrants originally issued for cash proceeds of approximately $82.0 million.

As of December 31, 2022, we had 1.7 million Foxconn warrants, 2.3 million private warrants and 1.6 million BGL warrants outstanding.

As of December 31, 2021, we had 2.3 million Private Warrants, 1.6 million BGL Warrants outstanding and no Public Warrants outstanding.

During  2021, approximately 6.7 million Public Warrants and 0.6 million of the Private Warrants were exercised which resulted in cash proceeds of $82.0 million.

The fair value of the Foxconn Warrants was $0.3 million at issuance. The Private Warrants and the Foxconn Warrants are, and the Public Warrants were classified as a liability with any changes in the fair value recognized immediately in our condensed consolidated statements of operations.

The following table summarizes the net gain (loss) on changes in fair value (in thousands) related to the Public Warrants, Private Warrants and Foxconn Warrants.

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Public Warrants	$—	$(27,180)
Private Warrants	231	15,307
Foxconn Warrants	153	—
Net (loss) gain on changes in fair value	$384	$(11,873)

As of December 31, 2022, we had 1.7 million Foxconn Warrants and 2.3 million Private Warrants outstanding.

As of December 31, 2021, we had 2.3 million Private Warrants outstanding.

Foxconn Warrants are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using Black-Scholes Option Pricing Model. The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement date for Foxconn Warrants. . The risk-free rate utilized was 4.237% for the valuation as of December 31, 2022.

Year ended
December 31, 2022
Foxconn Warrants
Stock Price	$1.14
Strike Price	$10.5
Volatility	90%
Expected term	2.4 years
Risk Free Rate	4.284%

Year ended
December 31, 2022
Private Warrants
Stock Price	$1.14
Strike Price	$11.5
Volatility	90%
Expected term	2.8 years
Risk Free Rate	4.237%

The Private Warrants are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using a Monte Carlo option pricing model that uses observable and unobservable market data as inputs.

A Monte Carlo model was used to simulate a multitude of price paths to measure fair value of the Private Warrants. The Monte Carlo models two possible outcomes for the stock price each trading day – up or down – based on the prior day’s price. The calculations underlying the model specify the implied risk-neutral probability that the stock price will move up or down, and the magnitude of the movements, given the stock’s volatility and the risk-free rate. This analysis simulates possible paths for the stock price over the term of the Private Warrants. For each simulated price path, we evaluate the conditions under which the Company could redeem each Private Warrant for a fraction of whole shares of the underlying as detailed within the Warrant Agreement applicable to the Private Warrants. If the conditions are met, we assume redemptions would occur, although the Private Warrant holders would have the option to immediately exercise if it were more advantageous to do so. For each simulated price path, if a redemption does not occur the holders are assumed to exercise the Private Warrants if the stock price exceeds the exercise price at the end of the term. Proceeds from either the redemption or the exercise of the Private Warrants are reduced to a present value amount at each measurement date using the risk-free rate for each simulated price path. Present value indications from iterated priced paths were averaged to derive an indication of value for the Private Warrants.

We used a stock price volatility input of 90% and 50% as of December 31, 2022 and 2021, respectively, for the Monte Carlo model. This assumption considers observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants, as well as the volatility implied by the traded options of the Company. The risk-free rates utilized were 4.237% and 1.123% for the valuations as of December 31, 2022 and 2021, respectively.

Observed prices for the Public Warrants are used as Level 1 inputs as they were actively traded until being redeemed in January 2021.

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2022
Cash and cash equivalents	$121,358	$121,358	$—	$—
Short-term investments	100,297	—	100,297	—
Private Warrants	254	—	—	254
Foxconn Warrants	170	—	—	170

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2021
Cash and cash equivalents	$244,016	$244,016	$—	$—
Short-term investments	—	—	—	—
Private Warrants	485	—	—	485

The following table summarizes the changes in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2021	Additions	Settlements	Loss on fair value adjustments included in earnings	Balance at December 31, 2022
Private Warrants	$485	—	—	(231)	$254
Foxconn Warrants	—	323	—	(153)	170

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	December 31, 2022	December 31, 2021
Property, Plant & Equipment
Land	$—	$326
Buildings	—	6,223
Machinery and equipment	—	39,073
Tooling	160,878	—
Construction in progress	41,378	337,124
	$202,256	$382,746
Less: Accumulated depreciation	(8,476)	—
Total	$193,780	$382,746

During the year ended December 31, 2022, the Company sold its manufacturing facility, certain equipment, and other assets located in Lordstown, Ohio and recorded a gain of $100.9 million. We continue to own our hub motor assembly line, as well as our battery module and pack line assets, certain tooling and other excluded assets. Construction in progress as of December 31, 2022, includes progress primarily includes certain production equipment and tooling and uninstalled equipment acquired for higher capacity production and general assets the Company's facility in Lordstown, Ohio and tooling held at various supplier locations.

As of December 31, 2021, construction in progress included manufacturing equipment, operating equipment and other general assets, retooling and construction at the Company's facilities in Lordstown, Ohio, Farmington Hills, Michigan, and Irvine, California, along with tooling held at various supplier locations.

The Company has not finalized the full production process to bring all acquired assets up to the level needed for consistent serial production. Certain assets remain in process, some of which are manufacturing assets of material value that remain unassembled or in original shipping packaging that were procured in anticipation of a much higher rate of production. These and other Endurance related construction in process may be worth substantially less than their carrying value if the Company were to attempt to sell these assets or may have no value at all. The production volume of the Endurance is not anticipated to exceed 500 units and may be significantly less, and along with long holding periods of uninstalled or actively maintained equipment, may render the equipment obsolete. Completed assets are transferred to their respective asset classes and depreciation will begin when an asset is ready for its intended use.

As all of our fixed assets currently support the production of the Endurance, we determined that our assets represent one asset group as this is the lowest level for which identifiable cash flows are available. As of December 31, 2022 and 2021, the Company determined that there was a substantial doubt in our ability to continue as a going concern. Our capital constraints have limited our ability to: (a) invest in hard tooling for scaled production of the Endurance and (b) establish multi-year production volumes consistent with our suppliers’ expectations. These factors together result in a BOM cost for the Endurance that is significantly higher than the current selling price.

As of December 31, 2022, property, plant, and equipment was reviewed for potential impairment for recoverability by comparing the carrying amount of our asset group to estimated undiscounted future cash flows expected to be generated by the asset group. As the carrying amount of our asset group exceeded its estimated undiscounted future cash flows, we recognized an impairment charge of $95.6 million based on the difference between the carrying value of the fixed assets and their fair value as of December 31, 2022. The fair value was derived from the Company's enterprise value at the time of impairment as we believe it represents the most appropriate fair value of the asset group in accordance with accounting guidance. Additional impairments could occur in future periods and may be significant.

We outsourced all of the manufacturing of the Endurance and operation of certain remaining assets to Foxconn under the Contract Manufacturing Agreement.

NOTE  5 — NOTE PAYABLE

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

In connection with the APA Closing discussed in Note 1, Lordstown EV and Foxconn entered into a Limited Liability Company Agreement (the “Foxconn Joint Venture Agreement”) and filed a Certificate of Formation on May 11, 2022 to form MIH EV Design LLC, a Delaware limited liability company, as a joint venture to design, develop, test and industrialize EC Vehicles (the “Foxconn Joint Venture”). Foxconn committed $100 million to the Foxconn Joint Venture, consisting of $55 million in the form of direct capital contributions, and a $45 million loan to Lordstown EV pursuant to and on the conditions set forth in the Notes (as defined below), the proceeds of which were only to be used to fund our capital contributions to the Foxconn Joint Venture. Initially, Foxconn had an ownership interest in the Foxconn Joint Venture of 55% and Lordstown EV had a 45% interest. On June 24, 2022, Foxconn made its initial investment totaling $16.5 million in the Foxconn Joint Venture pursuant to the Foxconn Joint Venture Agreement. Lordstown EV’s 45% share, or $13.5 million, was invested with proceeds from issuance of the Notes on June 27, 2022. The initial funding was provided in anticipation of funding to be agreed upon vehicle development activities. Pursuant to the Investment Agreement entered into on November 7, 2022, the parties agreed to terminate the Foxconn Joint Venture and will no longer be subject to their capital commitments. In connection with the termination, all remaining funds held by the Foxconn Joint Venture were distributed to Foxconn as a distribution for amounts contributed by it and as a repayment in full of any loans advanced by it to Lordstown EV.

The following description of the Foxconn Joint Venture and the Notes reflect the terms which were in effect until the termination of the obligations of the parties with respect to the Foxconn Joint Venture. The Foxconn Joint Venture Agreement provided that Lordstown EV, as the issuer, and guaranteed by our wholly-owned subsidiary Lordstown EV Sales LLC, and the Company (collectively, the “Note Parties”), enter into note, guaranty and security agreements (the “Notes”) with Foxconn, as the payee, pursuant to which Foxconn made term loans to Lordstown EV in an aggregate original principal amount not to exceed $45 million as advances were requested by Lordstown EV. On June 27, 2022, Foxconn funded $13.5 million in exchange for Lordstown EV delivering a Note in such amount. The proceeds were used for our initial investment in the Foxconn Joint Venture.

The Notes accrued interest at a rate of 7.0% per annum, to be paid-in-kind, and were due on the earlier of (i) the first anniversary of issuance and (ii) December 31, 2025, unless earlier terminated in the event of a default. Pursuant to the Foxconn Joint Venture Agreement, each Note maturing before December 31, 2025 was to be refinanced by Foxconn with a new Note in the principal amount equal to the outstanding principal amount of the refinanced Note, plus accrued and unpaid interest thereon, and will have terms substantively identical to the terms of the refinanced Note. Events of default included, among other things, the breach of certain covenants or representations, defaults under other loans or obligations, judgments, orders or claims not vacated or otherwise paid, involvement in bankruptcy proceedings, an occurrence of a change of control or the loss of any material collateral (as such terms are defined in the Notes). Each Note contained negative covenants which, while in effect, restricted the Note Parties from, among other things, incurring certain types of other debt (subject to various baskets), making certain expenditures or investments, any mergers or other fundamental changes, or changing the character of the Note Parties’ businesses. While it was not intended that any amounts become due under the Notes prior to December 31, 2025, each Note had a term of one year and the refinancing of each Note was subject to certain conditions, including the absence of an event of default. Given the risk of the incurrence of an event of default, we classified the Notes as a current liability.

Each Note and all accrued but unpaid interest thereon could be prepaid, in whole or in part, at any time or from time to time, without any penalty or premium. Lordstown EV was required to prepay each Note and all accrued but unpaid interest thereon with proceeds received upon distributions from the Foxconn Joint Venture or cash proceeds of certain asset dispositions

To secure its obligations under the Notes, Lordstown EV granted Foxconn a security interest in (i) all of Lordstown EV’s equity interests in the Foxconn Joint Venture, and (ii) personal property constituting the hub motor, battery module and battery pack assembly lines, among other assets. We used the proceeds to fund our capital commitment to the Foxconn Joint Venture, pursuant to the Foxconn Joint Venture Agreement. Pursuant to the Investment Agreement detailed in Note 8 – Capital Stock and Earnings Per Share , the parties agreed to terminate the Foxconn Joint Venture and the parties will no longer be subject to their capital commitments. In connection with the termination, all remaining funds held by the Foxconn Joint Venture were distributed to Foxconn as a distribution for amounts contributed by it and as a repayment in full of any loans advanced by it to Lordstown EV and the security interest in the assets of the Company was released.

NOTE 6— STOCK-BASED COMPENSATION

At the Company’s special meeting of stockholders held on October 22, 2020, the stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The aggregate number of additional shares authorized for issuance under the 2020 plan was increased from 13 million to 20 million at the 2022 annual meeting on March 21, 2022. The 2020 Plan provides for the grant of incentive stock options (“ISOs”) or non-qualified stock options (“NQSOs”), collectively “stock options”, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, and performance stock units (“PSUs”), and performance shares intended to attract, retain, incentivize, and reward employees, directors or consultants.

Legacy LMC’s 2019 Stock Option Plan (the “2019 Plan”) provided for the grant of stock options to purchase Legacy LMC common stock to officers, employees, directors, and consultants of Legacy LMC. Each Legacy LMC option from the 2019 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option under the 2020 Plan to purchase a number of shares of Class A common stock (each such option, an “Exchanged Option”) equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Legacy LMC common stock subject to such Legacy LMC option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Legacy LMC option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy LMC option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the exchanged options.

Total stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020, was $18.8 million, $18.7 million, and $2.8 million, respectively. During 2022, the Company issued 0.7 million of PSUs at target which had immaterial expense. During 2022, the Company also modified approximately 400 unvested options and RSU awards with the closing of the Foxconn transaction which had an immaterial impact to the stock-based compensation expense for the year ended December 31, 2022. In early 2022, the Company notified employees it would modify awards to accelerate the vesting in conjunction with obtaining full certification and homologation, that enabled us to begin selling the Endurance to customers, so long as it took place prior to December 31, 2022. As a result of the Company achieving the milestone in November 2022, we modified approximately 30 awards covering approximately 1.4 million shares of Class A common stock, that resulted in an additional charge of $4.8 million. Our named executive officers did not receive any modifications of their awards. As of December 31, 2022, 2021, and 2020, unrecognized compensation expense was $33.9 million, $63.7 million, and $2.7 million, respectively.

Options

The options are time-based and vest over the defined period in each individual grant agreement. The date at which the options are exercisable is defined in each agreement. The Board establishes the exercise price of the shares subject to an option at the time of the grant, provided, however, that (i) the exercise price of an option shall not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options generally become exercisable between one and four years after the date of grant and expire seven to ten years from the date of the grant.

The Company recognizes compensation expense for the shares equal to the fair value of the option at the time of grant. The expense is recognized on a straight-line basis over the vesting period of the awards. The weighted-average grant date fair value of stock options granted to employees in 2022, 2021, and 2020 was $1.22 per share, $5.76 per share, and $1.08 per share, respectively. The estimated fair value of each stock option grant was computed using the following weighted average assumptions:

	December 31,	December 31,	December 31,
	2022	2021	2020
Risk-free interest rate	2.85%	0.39%	1.59%
Expected term (life) of options (in years)	3.11	3.86	10.0
Expected dividends	—%	—%	—%
Expected volatility	77%	50%	50%

The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award. The expected dividends are zero as the Company has not historically paid dividends. The expected life of options granted in 2022 and 2021 was estimated based on historical option exercise data as compared to previous years when the expected term of the awards granted was assumed to be the contract life of the option. The expected volatility for 2022 and 2021 were estimated by management given Lordstown’s stock volatility while 2020 was estimated by management based on results from public companies in the industry.

The activities of stock options are summarized as follows:

(in thousands except for per option values and years)

		Weighted Average		Aggregate
	Number of	Exercise	Weighted Average	Intrinsic Value
	Options	Price	Term (Years)	($000's)
Outstanding, December 31, 2019	4,352	$1.79	8.9	$—
Granted	1,021	1.79
Exercised	—	—
Forfeited	—	—
Outstanding, December 31, 2020	5,373	$1.79	9.0	$-
Granted	5,545	14.72
Exercised	(3,559)	1.79
Forfeited	(618)	22.59
Outstanding, December 31, 2021	6,741	$10.56	5.18	$—
Granted	2,379	2.65
Exercised	(1,098)	1.79
Forfeited	(662)	15.61
Expired	(1,450)	16.47
Outstanding, December 31, 2022	5,910	$7.12	7.44	$—
Exercisable, December 31, 2022	1,626	$8.25	7.52	$—

*The aggregate intrinsic value is calculated as the difference between the market value of our Class A common stock as of December 31, 2022 and the respective exercise prices of the options. The market value as of December 31, 2022 was $1.14 per share, which is the closing sale price of our Class A common stock on December 31, 2022, as reported by the Nasdaq Global Select Market.

Further details of our exercisable stock options and stock options outstanding are summarized as follows:

(in thousands except for per exercise prices and years)

				Options Outstanding		Options Exercisable
				Weighted Average	Weighted Average		Weighted Average
Range of			Options	Remaining	Exercise	Options	Exercise
Exercise Prices			Outstanding	Contractual Term	Price	Exercisable	Price
$1.63	—	$1.77	270,000	6.5	$1.70	—	$0.00
$1.79	—	$1.79	604,696	6.4	$1.79	605	$1.79
$1.90	—	$2.35	413,405	5.0	$2.22	—	$0.00
$2.39	—	$2.39	696,034	6.2	$2.39	—	$0.00
$3.45	—	$3.45	792,500	7.2	$3.45	67	$3.45
$4.11	—	$5.45	398,093	8.8	$4.94	122	$4.98
$5.51	—	$5.51	700,000	8.7	$5.51	233	$5.51
$5.69	—	$5.85	597,722	8.9	$5.70	195	$5.70
$6.84	—	$11.41	760,500	8.3	$10.55	91	$8.99
$16.22	—	$26.77	676,127	7.5	$26.60	312	$26.51
$1.63		$26.77	5,909,077	7.4	$7.12	1,626	$8.25

RSUs

We calculate the grant date fair value of RSUs using the closing sale price of our Class A common stock on the grant date, as reported by the Nasdaq Global Select Market. The fair value of the unvested RSUs is recognized on a straight-line basis over the respective requisite service period.

The activities of RSUs are summarized as follows:

(in thousands except for fair values)

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Outstanding, December 31, 2020	—	—
Awarded	6,414	$9.38
Released	—	—
Forfeited	(152)	$12.65
Outstanding, December 31, 2021	6,262	$9.30	20,911
Awarded	4,561	$2.12
Released	(3,930)	$9.55
Forfeited	(1,675)	$9.19
Outstanding, December 31, 2022	5,218	$2.87	—

*The aggregate intrinsic value is calculated using the market value of our Class A common stock as of December 31, 2022. The market value as of December 31, 2022 was $1.14 per share, which is the closing sale price of our Class A common stock on December 31, 2022, as reported by the Nasdaq Global Select Market.

NOTE 7 – MEZZANINE EQUITY

On November 7, 2022, the Company issued 0.3 million shares of Preferred Stock for $100 per share to Foxconn. The Company received $30 million in proceeds of the Preferred Stock issuance.

Upon satisfaction of certain EV Program milestones (including establishing an EV Program budget) and subject to satisfaction of other conditions set forth in the Investment Agreement, Foxconn will purchase in two tranches up to 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share. The first tranche will be in an amount up to 0.3 million shares for an aggregate purchase price of $30 million; the second tranche will be in an amount up to 0.4 million shares for an aggregate purchase price of $40 million. The parties have agreed to use commercially reasonable efforts to agree upon the EV Program budget and program milestones no later than May 7, 2023.

The Preferred Stock, with respect to dividend rights, rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company and redemption rights, ranks: (a) on a parity basis with each other class or series of any equity interests (“Capital Stock”) of the Company now or hereafter existing, the terms of which expressly provide that such class or series ranks on a parity basis with the Preferred Stock as to such matters (such Capital Stock, “Parity Stock”); (b) junior to each other class or series of Capital Stock of the Company now or hereafter existing, the terms of which expressly provide that such class or series ranks senior to the Preferred Stock as to such matters (such Capital Stock, “Senior Stock”); and (c) senior to the Class A common stock and each other class or series of Capital Stock of the Company now or hereafter existing, the terms of which do not expressly provide that such class or series ranks on a parity basis with, or senior to, the Preferred Stock as to such matters (such Capital Stock, “Junior Stock”). While Foxconn’s beneficial ownership of our Class A common stock meets the 25% Ownership Requirement (defined below), Parity Stock and Senior Stock can only be issued with Foxconn’s consent.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of Preferred Stock are entitled, out of assets legally available therefor, before any distribution or payment to the holders of any Junior Stock, and subject to the rights of the holders of any Senior Stock or Parity Stock and the rights of the Company’s existing and future creditors, to receive in full a liquidating distribution in cash and in the amount per share of Preferred Stock equal to the greater of (1) the sum of $100 per share plus the accrued unpaid dividends with respect to such share and (2) the amount the holder would have received had it converted such share into Class A common stock immediately prior to the date of such event.

All holders of shares of Preferred Stock are entitled to vote with the holders of Class A common stock on all matters submitted to a vote of stockholders of the Company as a single class with each share of Preferred Stock entitled to a number of votes equal to the number of shares of Class A common stock into which such share could be converted; provided, that no holder of shares of Preferred Stock will be entitled to vote to the extent that such holder would have the right to a number of votes in respect of such holder’s shares of Class A common stock, Preferred Stock or other capital stock that would exceed the limitations set forth in clauses (i) and (ii) of the definition of Ownership Limitations.

Pursuant to the Certificate of Designation, commencing on the later of (1) May 7, 2023, and (2) the earlier of (x) the date of the Subsequent Common Closing and (y) November 7, 2023 (the “Conversion Right Date”), and subject to the Ownership Limitations, the Preferred Stock is convertible at the option of the holder into a number of shares of Class A common stock obtained by dividing the sum of the liquidation preference (i.e., $100 per share) and all accrued but unpaid dividends with respect to such share as of the applicable conversion date by the conversion price as of the applicable conversion date. The conversion price currently is $1.936 per share and it is subject to customary adjustments. At any time following the third anniversary of the date of issuance, the Company can cause the Preferred Stock to be converted if the volume-weighted average price of the Class A common stock exceeds 200% of the Conversion Price for a period of at least twenty trading days in any period of thirty consecutive trading days. Foxconn’s ability to convert is limited by clauses (i) and (ii) of the definition of the Ownership Limitations.

Upon a change of control, Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its liquidation preference (including any unpaid accrued dividends) and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction (the “Change of Control Put”).

The terms of the Company’s Preferred Stock do not specify an unconditional obligation of the Company to redeem the Preferred Stock on a specific or determinable date, or upon an event certain to occur. The Company notes the Change of Control Put, however, this is contingent on the occurrence of the change of control event, which is not a known or determinable event at time of issuance. Therefore, the Preferred Stock is not considered to be mandatorily redeemable. The conversion of the Preferred Stock is based on fixed conversion price rather than a fixed conversion amount. The value of the Preferred Stock obligation would not vary based on something other than the fair value of the Company’s equity shares or change inversely in relation to the fair value of the Company’s equity shares. Based on these factors, Preferred Stock does not require classification as a liability in accordance with the provisions in ASC 840.

The Preferred Stock is not redeemable at a fixed or determinable date or at the option of the holder. However, the Preferred Stock does include the Change of Control Put, which could allow the holder to redeem the Preferred Stock upon the occurrence of an event. As the Company cannot assert control over any potential event which would qualify as a change of control, the event is not considered to be solely within the control of the issuer, and would require classification in temporary equity (as per ASC 480-10-S99-3A(4)). Accordingly, the Preferred Stock is classified as temporary equity and is separated from permanent equity on the Company’s Balance Sheet.

The Company believes that the transaction price associated with the sale of the Preferred Stock to Foxconn is representative of fair value and will be the basis for initial measurement.

The Preferred Stock issued by the Company accrues dividends at the rate of 8% per annum whether or not declared and/or paid by the Company (cumulative dividends). In addition, the dividends will compound on a quarterly basis (upon each Preferred Dividend Payment Date (as defined in the Certificate of Designations)) to the extent they are not paid by the Company. The Company records the dividends (effective PIK dividends) as they are earned, based on the fair value of the Preferred Stock at the date they are earned. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock. For the year ended December 31, 2022, the Company accrued $0.3 million dividends, which represents the estimated fair value to Preferred Stock with a corresponding adjustment to additional-paid-in-capital common stock in the absence of retained earnings.

While the Company concluded above that accretion to redemption value of the Preferred Stock was not required as the Preferred Stock is not currently redeemable or probably becoming redeemable, it is noted that the recognition of the dividends will not necessarily reflect the redemption value at any time (given the ‘greater of’ language included as part of the determination of redemption value per above). As of December 31, 2022, the Company does not consider change of control to be probable.

NOTE 8 — CAPITAL STOCK AND EARNINGS PER SHARE

On August 17, 2022, the Company held a special meeting of stockholders whereby our Charter was amended to increase authorized shares of capital stock from 312 million to 462 million, consisting of (i) 450 million shares of Class A common stock and (ii) 12 million shares of preferred stock each with a par value of $0.0001. We had 238.9 million, 196.4 million, and 168.0 million shares of Class A common stock issued and outstanding as of December 31, 2022, 2021 and 2020, respectively and 0.3 million Preferred Stock as of December 31, 2022.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share and per share amounts):

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Numerator
Net loss from continuing operations	$(282,404)	$(410,368)	$(124,050)
Less: Accrual of convertible preferred stock paid-in-kind dividends	261	—	—
Net loss attributable to common stockholders	(282,665)	(410,368)	(124,050)
Denominator
Weighted average number of common shares outstanding	208,617	180,722	96,716
Weighted average number of vested shares not yet issued	64	—	—
Weighted average number of common shares - Basic	208,682	180,722	96,716
Dilutive common stock outstanding	—	—	—
Weighted average number of common shares -Diluted	208,682	180,722	96,716
Net loss per share
Net loss per share attributable to common stockholders, basic	$(1.35)	$(2.27)	$(1.28)
Net loss per share attributable to common stockholders, diluted	$(1.35)	$(2.27)	$(1.28)

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented due to their anti-dilutive effect.

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Foxconn convertible preferred shares	15,496	—	—
Share awards	359	3,862	6,600
Warrants issued to Foxconn	1,700	—	—
Public warrants	—	—	6,600
BGL Warrants	1,649	1,649	1,649
Private warrants to purchase common stock	2,314	2,314	5,100
Total	21,518	7,826	19,949

Investment Transactions

On November 7, 2022, the Company and an affiliate of Foxconn, Foxconn Ventures Pte, Ltd. (which is part of the entities we collectively refer to herein as “Foxconn”), entered into the Investment Agreement, pursuant to which Foxconn agreed to make an additional equity investment (collectively, the “Investment Transactions”) in the Company in the form of $70 million of our Class A common stock and up to $100 million of Preferred Stock (together with the Class A common stock, the “Securities”). The Company will use the proceeds from the sale of the Class A common stock for general corporate purposes as determined by the Company’s

Board of Directors (the “Board”) and the proceeds from the sale of the Preferred Stock to fund the EV Program.

Investment Agreement

On November 22, 2022, the Company completed the initial closing under the Investment Agreement, at which Foxconn purchased (a) approximately 12.9 million shares of Class A common stock, $0.0001 par value per share at a purchase price of $1.76 per share, and (b) 0.3 million shares of Preferred Stock at a purchase price of $100 per share, for an aggregate purchase price of approximately $52.7 million.

The Investment Agreement also provides for a second closing (the “Subsequent Common Closing”), at which Foxconn will purchase approximately 26.9 million additional shares of Class A common stock at a purchase price of $1.76 per share following the parties’ receipt of a written communication from the U.S. government’s Committee on Foreign Investment in the United States (“CFIUS”) that CFIUS has concluded that the transactions contemplated by the Investment Agreement are not a “covered transaction” or CFIUS has concluded that there are no unresolved national security concerns with respect to the transactions (“CFIUS Clearance”) and subject to the other conditions set forth in the Investment Agreement. Upon satisfaction of certain EV Program milestones (including establishing an EV Program budget) and subject to satisfaction of other conditions set forth in the Investment Agreement, Foxconn will purchase in two tranches up to 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share. The first tranche will be in an amount up to 0.3 million shares for an aggregate purchase price of $30 million; and the second tranche will be in an amount up to 0.4 million shares for an aggregate purchase price of $40 million. The parties have agreed to use commercially reasonable efforts to agree upon the EV Program budget and program milestones no later than May 7, 2023. However, no assurances can be given that each of the conditions to subsequent fundings by Foxconn will be satisfied or as to the timing of any such fundings.

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

(on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions

(the “25% Ownership Requirement”).

●

Termination of Foxconn Joint Venture: The Company and Foxconn will cause (i) the Foxconn Joint Venture

Agreement to be amended to terminate all obligations of Lordstown EV Corporation and Foxconn EV Technology, Inc. thereunder, (ii) the Note, dated June 24, 2022, issued by Lordstown EV Corporation and guaranteed by the Company and Lordstown EV Sales to be terminated, and (iii) all liens on assets of Lordstown EV Corporation and the Company to be released. All remaining funds held by the joint venture were distributed to Foxconn EV Technology, Inc. as a distribution for amounts contributed by it and as a repayment in full of any loans advanced by it to Lordstown EV Corporation under the Note described in Note 5.

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

●

Exclusivity: Prior to the Subsequent Common Closing, (i) without Foxconn’s consent, the Company will not (A) encourage, solicit, initiate or facilitate any Acquisition Proposal (as defined below), (B) enter into any agreement with respect to any Acquisition Proposal or that would cause it not to consummate any of the Investment Transactions or (C) participate in discussions or negotiations with, or furnish any information to, any person in connection with any Acquisition Proposal, and (ii) the Company will inform Foxconn of any Acquisition Proposal that it receives. An “Acquisition Proposal” means any proposal for any (i) sale or other disposition by merger, joint venture or otherwise of assets of the Company representing 30% or more of the consolidated assets of the Company, (ii) issuance of securities representing 15% or more of any equity securities of the Company, (iii) tender offer, exchange offer or other transaction that would result in any person beneficially owning 15% or more of any equity securities of the Company, (iv) merger, dissolution or similar transaction involving the Company representing 30% or more of the consolidated assets of the Company, or (v) combination of the foregoing. The Company has also agreed that, while the Preferred Stock is outstanding, it will not put in place a poison pill arrangement that applies to Foxconn to the extent of its ownership of shares of Preferred Stock or Class A common stock that it acquired from the Company as of the date such arrangement is adopted by the Company.

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

The Investment Agreement contains closing conditions.  The Investment Agreement can be terminated by mutual consent of the parties.

Registration Rights Agreement

On November 22, 2022, the Company and Foxconn entered into the previously disclosed Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to use reasonable efforts to file and cause to be declared effective a registration statement with the Securities and Exchange

Commission registering the resale of the Securities, including any shares of Common Stock issuable upon conversion of the Preferred Stock, which is to be filed promptly following the earlier to occur of (i) the Subsequent Common Closing, (ii) a determination that CFIUS Clearance will not occur and (iii) May 7, 2023. Foxconn also has customary demand and piggyback registration rights with respect to the Securities, and indemnification rights.

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

Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell shares of Class A common stock at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market (“Nasdaq”), the existing trading market for the Class A common stock. During 2022, Jefferies sold approximately 7.8 million shares of Class A common stock which resulted in net proceeds of $12.4 million.

The Company may instruct Jefferies to not sell the shares of Class A common stock if the sales cannot be transacted at or above the price designated by the Company in any issuance notice. The Company is not obligated to make any sales of the shares of Class A common stock under the Sales Agreement. In the future, any additional sales will depend on a variety of factors and no assurance can be given that the Company will sell any shares of Class A common stock under the Agreement, or, if it does, as to the price or amount of the shares of Class A common stock that it sells or the dates when such sales will take place.

The Company or Jefferies may suspend or terminate the offering of shares of Class A commons stock upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

We entered into an equity purchase agreement (“Equity Purchase Agreement”) with YA II PN, LTD. (“YA”) on July 23, 2021, pursuant to which YA has committed to purchase up to $400 million of our Class A common stock, at our direction from time to time, subject to the satisfaction of certain conditions. The Equity Purchase Agreement was terminated on November 22, 2022.

Such sales of Class A common stock under the Equity Purchase Agreement were subject to certain limitations and occurred from time to time at our sole discretion. Under applicable Nasdaq rules and the Equity Purchase Agreement, we could not sell to YA shares of our Class A common stock in excess of 35.1 million shares (the “Exchange Cap”), which was 19.9% of the shares of Class A common stock outstanding immediately prior to the execution of the Equity Purchase Agreement, unless (i) we obtained stockholder approval to issue shares of Class A common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of shares of Class A common stock under the Equity Purchase Agreement (including the Commitment Shares described below in the number of shares sold for these purposes) equaled or exceeded $7.48 per share (which represented the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) immediately preceding the signing of the Equity Purchase Agreement; or (ii) the average Nasdaq Official Closing Price of the Common Shares (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the Equity Purchase Agreement).

We directed YA to purchase amounts of our Class A common stock under the Equity Purchase Agreement that we specified from time to time in a written notice (an “Advance Notice”) delivered to YA on any trading day. The maximum amount that we were able to specify in an Advance Notice was equal to the lesser of: (i) an amount equal to thirty percent (30%) of the Daily Value Traded of the Class A common stock on the trading day immediately preceding an Advance Notice, or (ii) $30.0 million. For these purposes, “Daily Value Traded” was the product obtained by multiplying the daily trading volume of our Class A common stock by the volume weighted average price for that trading day. Subject to the satisfaction of the conditions under the Equity Purchase Agreement, we delivered Advance Notices from time to time, provided that we had delivered all shares relating to all prior Advance Notices. The purchase price of the shares of Class A common stock was equal to 97% of the simple average of the daily VWAPs for the three trading days following the Advance Notice as set forth in the Equity Purchase Agreement.

As consideration for YA’s irrevocable commitment to purchase shares of the Company’s Class A common stock upon the terms of and subject to satisfaction of the conditions set forth in the Equity Purchase Agreement, upon execution of the Equity Purchase Agreement, the Company issued 0.4 million shares of its Class A common stock to YA (the “Commitment Shares”).

During the year ended December 31, 2022, we issued 17.5 million shares to YA and received $40.4 million cash, net of equity issuance costs. During the year ended December 31, 2021, inclusive of the 0.4 million Commitment Shares, we issued 9.6 million shares to YA and received $49.4 million cash, net of equity issuance costs.

NOTE 9 — INCOME TAXES

The reconciliation of the statutory federal income tax with the provision for income taxes is as follows at December 31:

(in thousands except for rate)

	2022	Rate	2021	Rate	2020	Rate
Federal tax benefit as statutory rates	$(59,305)	(21.0)%	$(86,177)	(21.0)%	$(26,050)	(21.0)%
Stock based compensation	731	0.2	(1,004)	(0.2)	192	0.2
Other permanent differences	77	—	60	—	32	—
Research and development credit	—	—	(68)	—	—	—
Other	(1,947)	(0.7)	—	—	—	—
State & local taxes	(672)	(0.1)	(3,234)	(0.8)	—	—
Change in valuation allowance	61,115	21.64	90,423	22.0	25,826	20.8
Total tax benefit	$—	—%	$—	—%	$—	—%

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

Components of the Company's deferred tax assets are as follows at December 31:

	2022	2021
Deferred tax assets:
Share based compensation	$2,831	$2,288
Intangible and other assets	745	1,984
Fixed Assets	19,193	—

Capitalized research and development	13,292	—	136
Accruals	7,514		—
Net operating losses	135,948		113,999
Total deferred tax assets	179,523		118,407
Valuation allowance	(179,523)		(118,407)
Total deferred tax assets, net of valuation allowance	$—		$—

At December 31, 2022 the Company had $629.6 million and $372.2 million of federal and local net operating losses, respectively. The federal net operating losses carry forward indefinitely and the local net operating losses have a five-year life. No federal income taxes were paid during 2022 or 2021.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The Company is subject to extensive pending and threatened legal proceedings arising in the ordinary course of business and we have already incurred, and expect to continue to incur, significant legal expenses in defending against these claims. The Company records a liability for loss contingencies in the consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. The Company has and may in the future enter into discussions regarding settlement of these matters, and may enter into settlement agreements if it believes it is in the best interest of the Company. Settlement by the Company or adverse decisions with respect to the matters disclosed, individually or in the aggregate, may result in liability material to the Company’s consolidated results of operations, financial condition or cash flows.

As of December 31, 2022, and 2021, the Company had accruals of $35.9 and $4.5 million, respectively, for certain of its outstanding legal proceedings within Accrued and other current liabilities on its Consolidated Balance Sheet. The accrual is based on current information, legal advice and the potential impact of the outcome of one or more claims on related matters and may be adjusted in the future based on new developments. This accrual does not reflect a full range of possible outcomes for these proceedings or the full amount of any damages alleged, which are significantly higher. Furthermore, the Company may use Class A common stock as a consideration in any settlement. While the Company believes that additional losses beyond current accruals are likely, and any such additional losses may be significant, it cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

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

On October 30, 2020, the Company, together with certain of its current and former executive officers including Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, and certain of our other current and former employees, were named as defendants in a lawsuit filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order. On April 16, 2021, Karma filed an Amended Complaint that added additional defendants (two Company employees and two Company contractors that were previously employed by Karma) and a number of additional claims alleging generally that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. The Amended Complaint contains a total of 28 counts, including: (i) alleged violations under federal law of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act; (ii) alleged violations of California law for misappropriation of trade secrets and unfair competition; (iii) common law claims for breach of contract and tortious interference with contract; (iv) common law claims for breach of contract, including confidentiality agreements, employment agreements and the non-binding letter of intent; and (v) alleged common law claims for breach of duties of loyalty and fiduciary duties. The Amended Complaint also asserts claims for conspiracy, fraud, interstate racketeering activity, and violations of certain provisions of the California Penal Code relating to unauthorized computer access. Karma is seeking permanent injunctive relief and monetary damages based on a variety of claims and theories asserting very substantial losses by Karma and/or improper benefit to the Company that significantly exceed the Company’s accrual with respect to the matter and ability to pay. The Company has opposed Karma’s damages claims on factual and legal grounds, including lack of causality. The Company is vigorously challenging Karma’s asserted damages.

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

On January 14, 2022, Karma filed a motion for terminating sanctions (i.e., judgment in its favor on all claims) against the Company and defendant, Darren Post, as a result of Mr. Post’s handling of documents subject to discovery requests. The Company and Mr. Post opposed the request for sanctions. On February 18, 2022, the Court granted in part Karma’s motion for sanctions against Mr. Post and the Company, finding that Karma was entitled to reasonable attorneys’ fees and costs incurred as a result of Mr. Post’s and the Company’s failure to comply with the Court’s discovery orders. Karma’s request for terminating sanctions was denied. As a result of the Court’s order, on March 4, 2022, Karma submitted its application for attorneys’ fees and costs in the amount of $0.1 million. The Company did not oppose Karma’s application, and on March 21, 2022, the Court ordered an award of Karma’s costs and attorneys’ fees against the Company and Mr. Post in the amount of $0.1 million, which has been paid by the Company.

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

On September 27, 2022, Karma filed an ex parte application to continue the trial date until January 2023. The Company opposed the request. On September 28, 2022, the Court denied Karma’s request to continue the trial. However, on October 26, following the receipt of the parties’ pretrial filings, the Court, on its own initiative vacated the December 6, 2022 trial date. The Court subsequently scheduled trial to begin on April 11, 2023.

In late November 2022, the Court ruled on the motion for summary judgment filed by the Company and the individual defendants. The ruling granted summary judgment in defendants’ favor on 9 counts and partial summary judgment on 11 counts of Karma’s Complaint. Although favorable, the ruling does not substantively alter the scope of the trial, as Karma’s claims for misappropriation of trade secrets, conspiracy, breach of the non-disclosure agreement, interference with Karma’s employment contracts, and violation of the computer fraud statutes will be the subject of the trial.

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

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al. (Case No. 21-cv-604); Kelley, et al. v. Burns, et al. (Case No. 12-cv-724); Patterson, et al. v. Burns, et al. (Case No. 21-cv-910); and Sarabia v. Burns, et al. (Case No. 21-cv-1010)). The derivative actions in the District Court of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution of the motion to dismiss in the consolidated securities class action. On March 7, 2022, the court granted in part defendants' motion to stay, staying the action until the resolution of the motion to dismiss in the consolidated securities class action, but requiring the parties to submit a status report if the motion to dismiss was not resolved by September 3, 2022. The court further determined to dismiss without a motion on the grounds that the claim was premature plaintiffs' claim for contribution for violations of Sections 10(b) and 21D of the Exchange Act without prejudice. The parties filed a joint status report as required because the motion to dismiss in the consolidated securities class action was not resolved as of September 3, 2022. The parties filed additional court-ordered joint status reports on October 28, 2022 and January 6, 2023. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

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

Two putative class action lawsuits were filed against former DiamondPeak directors and DiamondPeak Sponsor LLC on December 8 and 13, 2021 in the Delaware Court of Chancery (Hebert v. Hamamoto, et al. (C.A. No. 2021-1066); and Amin v Hamamoto, et al. (C.A. No. 2021-1085)). The plaintiffs purport to represent a class of investors in DiamondPeak and assert breach of fiduciary duty claims based on allegations that the defendants made or failed to prevent alleged misrepresentations regarding vehicle pre-orders and production timeline, and that but for those allegedly false and misleading disclosures, the plaintiffs would have exercised a right to redeem their shares prior to the de-SPAC transaction. On February 9, 2022, the parties filed a stipulation and proposed order consolidating the two putative class action lawsuits, appointing Hebert and Amin as co-lead plaintiffs, appointing Bernstein Litowitz Berger & Grossmann LLP and Pomerantz LLP as co-lead counsel and setting a briefing schedule for the motions to dismiss and motions to stay. The motions to stay were fully briefed as of February 23, 2022 and the court held oral argument on February 28, 2022. On March 7, 2022, the court denied the motion to stay. On March 10, 2022, defendants filed their brief in support of their motion to dismiss. The motion to dismiss was fully briefed on April 27, 2022, and was scheduled for oral argument on May 10, 2022. On May 6, 2022, defendants withdrew the motion to dismiss without prejudice. On July 22, 2022, co-lead plaintiffs filed an amended class action complaint asserting similar claims. Defendants filed a motion to dismiss the amended class action complaint on October 14, 2022. Plaintiffs’ answering brief and Defendants’ reply brief were due on November 18 and December 9, 2022, respectively. Oral argument on the motion to dismiss was scheduled for January 6, 2022. On January 5, 2023, the defendants withdrew their motion to dismiss. On February 2, 2023, the court issued a case scheduling order setting forth pre-trial deadlines and a date for trial in March 2024. On February 3, 2023, defendants filed their answer to plaintiffs’ amended class action complaint. On February 7, 2023, plaintiffs served the Company, as a non-party, with a subpoena for certain information, which the Company responded to on February 21, 2023. The defendants intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

In addition, between approximately March 26, 2021 and September 23, 2021, LMC received eight demands for books and records pursuant to Section 220 of the Delaware General Corporation Law from stockholders who state they are investigating whether to file similar derivative lawsuits, among other purposes. A lawsuit to compel inspection of books and records under 8 Del. C. § 220 was filed against the Company on May 31, 2022 in the Delaware Court of Chancery (Turner v. Lordstown Motors Corp. (C.A. No. 2022-0468)). The

plaintiff sought production of documents related to, among other things, vehicle pre-orders, production timeline, and stock sales by insiders. The Company made supplemental document productions in connection with discussions to resolve or narrow this action. On December 6, 2022, the parties filed a stipulation to dismiss the action with prejudice and, as a result, the Turner matter has been completely resolved and there are no disputes as to the remaining books and records requests.

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

On January 26, 2023, we filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the Delaware General Corporation Law (“DGCL”), which permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts and stock after considering a variety of factors, due to developments regarding potential interpretations of the DGCL. As previously disclosed, on March 24, 2022, we received a letter addressed to our Board of Directors (the “Board”) from the law firm of Purcell & Lefkowitz LLP (“Purcell”) on behalf of three purported stockholders. Among other matters, the stockholder letter addressed the approval of our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) at the special meeting of stockholders held on October 22, 2020, which included a 200 million share increase in the number of authorized shares of Class A common stock (the “2020 Class A Increase Amendment”), and was approved by a majority of the then-outstanding shares of both our Class A and Class B common stock, voting as a single class. The stockholder letter alleged that the 2020 Class A Increase Amendment required a separate vote in favor by at least a majority of the then outstanding shares of Class A common stock under Section 242(b)(2) of the DGCL, and that the 200 million shares in question were thus unauthorized.  Following receipt of the stockholder letter, the Board undertook a review of the matters raised with the assistance of outside counsel not involved in the underlying transactions at issue and had determined, in reliance upon, among other things, advice of several law firms including a legal opinion of Delaware counsel, that the assertions regarding DGCL Section 242(b)(2) were wrong and that a separate class vote of the Class A common stock was not required to approve the 2020 Class A Increase Amendment. We continue to believe that a separate vote of Class A common stock was not required to approve the 2020 Class A Increase Amendment. However, in light of a recent decision of the Court of Chancery that created uncertainty regarding this issue, we filed a petition in the Court of Chancery pursuant to Section 205 seeking validation of the 2020 Class A Increase Amendment and the shares issued pursuant thereto to resolve any uncertainty with respect to those matters.  In February 2023, the Court of Chancery held a hearing on our petition and, on February 28, 2023 issued an amended order granting the Company’s motion to validate each of the following and eliminate the uncertainty with respect thereto: (1) the 2020 Class A Increase Amendment and the Certificate of Incorporation as of the time of filing with the Delaware Secretary of State, and (2) all shares of capital stock that we issued in reliance on the effectiveness of the 2020 Class A Increase Amendment and Certificate of Incorporation as of the date of such shares were issued.

On May 20, 2022, the Company received a second letter addressed to its Board from Purcell on behalf of the same three purported stockholders regarding the vote at the annual meeting of stockholders held on May 19, 2022 (the “2022 Annual Meeting”) to approve the amendment to our Charter to increase the total number of authorized shares of Class A common stock from 300 million shares to 450 million shares (the “Charter Amendment”), as further described in the definitive proxy statement for the 2022 Annual Meeting filed with the SEC on April 8, 2022, as supplemented on May 9, 2022 (the “2022 Proxy Statement”). The letter asserted, among other things, that that in connection with the vote at the 2022 Annual Meeting to approve the Charter Amendment, brokers had cast discretionary votes on such proposal despite a statement in the 2022 Proxy Statement that they would not have authority to do so. The Company’s Current Report on Form 8-K filed with the SEC on May 19, 2022 reported that the Charter Amendment was approved at the 2022 Annual Meeting and that the Charter was thereby amended, as the Charter Amendment had been filed with the Secretary of State of the State of Delaware. On May 31, 2022, after further review by the Company and its Board of the votes on the proposal to approve the Charter Amendment, due to uncertainty in counting the number of votes cast “for,” the Board determined not to consider the Charter Amendment approved by the Company’s stockholders and we filed a Certificate of Correction with the Secretary of State of the State of Delaware, voiding the Charter Amendment and causing the number of authorized shares of Class A common stock to remain at 300 million. The Company subsequently filed the Certificate of Correction and the Board called the special meeting of stockholders held on August 17, 2022 (“2022 Special Meeting”), to resubmit for approval an amendment to our Charter to increase the number of authorized shares of our Common Stock from 300 million to 450 million shares (the “Certificate of Amendment”). At the 2022 Special Meeting, our stockholders approved the Certificate of Amendment. The parties have reached a settlement agreement to resolve the issues raised in both of the letters from Purcell. The amount of the settlement is not material to the Company.

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company’s Board has adopted a written Related Party Transaction Policy that sets forth policies and procedures for the review and approval or ratification of any transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which exceeds $120,000 and in which any director, executive officer or beneficial owner of 5% or more of the Class A common stock had, has or will have a direct or indirect material interest (a “Related Party Transaction”). Pursuant to this policy, the Audit Committee of the Board reviews and approves any proposed Related Party Transaction, considering among other factors it deems appropriate, whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Audit Committee may then approve or disapprove the transaction in its discretion. Any related person transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC.

Pursuant to the Investment Agreement described in Note 8 – Capital Stock and Earnings Per Share, Foxconn’s beneficial ownership of Class A common stock exceeded 5% in November 2022 causing Foxconn to become a related party.

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

Pursuant to the Operating Agreement described above, the Company was also required to reimburse GM for expenditures related to general plant maintenance and compliance associated with the Lordstown facility. During 2020, the Company recorded expenses of $2.1 million and purchased property from GM for $1.2 million which was recorded to Construction In Progress. As of the date of the Closing, we had accrued a total of $5.9 million as a Due to Related Party liability which was converted to equity as part of the Business Combination.

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

In August 2020, we entered into an emissions credit agreement with GM pursuant to which, and subject to the terms of which, until the completion of the first three annual production/model years wherein we produce vehicles at least ten months out of the production/model year, the counterparty will have the option to purchase such emissions credits as well as emissions credits from any other U.S. state, country or jurisdiction generated by vehicles produced by us not otherwise required by us to comply with emissions laws and regulations at a purchase price equal to 75% of the fair market value of such credits. While we have launched the Endurance as a 2023 model year, we are limiting production to up to 500 units. Therefore, the duration of our obligations under this agreement will extend for several years and are ultimately dependent upon whether we are able to launch a new vehicle and the associated timing and/or our ability to obtain a strategic partner to support the scaling of the Endurance.

As of December 31, 2020, GM was no longer determined to be a related party.

In November 2019, the Company entered into a transaction with Workhorse Group Inc., for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock, valued at $11.1 million, and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales.

In November 2020, we prepaid the royalty payment of $4.75 million, representing an advance on the royalties discussed above, but only to the extent that the aggregate amount of such royalty fees exceeded the amount paid upfront.

During the year ended December 31, 2021, we continued to refine the design of the Endurance and considered technologies we would use in future vehicles. Given the technology used in the Endurance and new management’s strategic direction of the Company, inclusive of the transactions contemplated with Foxconn as detailed in Note 1, we deemed it appropriate to change the useful life of the intellectual property license we acquired to zero months. As such, we recorded accelerated amortization of $11.1 million during the year ended December 31, 2021.

Given the Workhorse Group technology is not being used in the Endurance and our strategic direction, inclusive of the transactions contemplated with Foxconn, we deemed it appropriate to terminate the royalty agreement. As such, we recorded a charge of $4.75 million during the year ended December 31, 2022 to write-off prepaid royalty.

As of September 30, 2021, Workhorse Group was no longer determined to be a related party.

Note 11 SUBSEQUENT EVENTS

On March 24, 2022, we received a letter addressed to our Board from the law firm of Purcell & Lefkowitz LLP on behalf of three purported stockholders. Among other matters, the stockholder letter addressed the approval of our Certificate of Incorporation at the special meeting of stockholders held on October 22, 2020, which included the 2020 Class A Increase Amendment, and was approved by a majority of the then-outstanding shares of both our Class A and Class B common stock, voting as a single class. The stockholder letter alleged that the 2020 Class A Increase Amendment required a separate vote in favor by at least a majority of the then outstanding shares of Class A common stock under Section 242(b)(2) of the DGCL, and that the 200 million shares in question were thus unauthorized. Following receipt of the stockholder letter, the Board undertook a review of the matters raised with the assistance of outside counsel not involved in the underlying transactions at issue and had determined, in reliance upon, among other things, advice of several law firms including a legal opinion of Delaware counsel, that the assertions regarding DGCL Section 242(b)(2) were wrong and that a separate class vote of the Class A common stock was not required to approve the 2020 Class A Increase Amendment. We continue to believe that a separate vote of Class A common stock was not required to approve the 2020 Class A Increase Amendment. However, in light of a recent decision of the Court of Chancery that created uncertainty regarding this issue, we filed a petition in the Court of Chancery pursuant to Section 205 seeking validation of the 2020 Class A Increase Amendment and the shares issued pursuant thereto to resolve any uncertainty with respect to those matters. In February 2023, the Court of Chancery held a hearing on our petition and, on February 28, 2023 issued an amended order granting the Company’s motion to validate each of the following and eliminate the uncertainty with respect thereto: (1) the 2020 Class A Increase Amendment and the Certificate of Incorporation as of the time of filing with the Delaware Secretary of State, and (2) all shares of capital stock that we issued in reliance on the effectiveness of the 2020 Class A Increase Amendment and Certificate of Incorporation as of the date of such shares were issued.

The Company experienced performance and quality issues with certain Endurance components that led the Company to temporarily pause production and customer deliveries in the first quarter of 2023. The Company has filed paperwork with NHTSA to voluntarily recall the Endurance to address supplier quality issues. The Company is working with its supplier network to implement corrective actions that the Company believes will address these issues. Vehicles waiting for shipment and vehicles in process at the manufacturing plant will also be retrofitted with the corrective actions once components are available.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Under the supervision of the CEO and CFO and Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditors’ report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. This report is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

As previously disclosed under “Item 4 – Controls and Procedures” in our quarterly report on Form 10-Q for the period ended September 30, 2022, management concluded that there was sufficient support to conclude that the previously reported material weakness related to internal controls that the Company did not have a sufficient number of trained resources with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting was remediated. During 2022, management completed the following remediation measures:

●	hired and trained additional qualified personnel,
●	performed detailed risk assessments in key process areas to identify risks of material misstatement, and
●	with the assistance of a large nationally recognized accounting firm, designed and implemented control procedures to address the identified risks of material misstatements in key process areas and tested these quarterly

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item relating to our directors and nominees will be included under the captions “Proposal One — Proposal for Election of Directors — Nominees for Class III Directors” and “— Information Regarding the Board” in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (“Definitive Proxy Statement”) and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be included under the captions “Executive Compensation” and “— Director Compensation” in our Definitive Proxy Statement and is incorporated herein by reference other than the information included under “Pay Versus Performance”.

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

Item 14. Principal Accountant’s Fees and Services

Our independent registered public accounting firm is KPMG LLP, New York, New York, Auditor Firm ID: 185.

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

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

Balance Sheets as of December 31, 2022 and 2021

Statements of Operations for the years ended December 31, 2022, 2021 and 2020

Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020

Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

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
3.3

Certificate of Correction of Certificate of Amendment of Lordstown Motors Corp., filed on May 31, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 1, 2022)

Exhibit No.	Description
3.4

Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Lordstown Motors Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2022)

3.5

Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)

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

10.3#	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)
10.4#	2020 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2022)
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

10.8#*	Form of Lordstown Motors Corp. 2020 Equity Incentive Plan Performance Stock Unit Agreement
10.9#

Legacy Lordstown 2019 Incentive Compensation Plan, as amended by Amendment No. 1, effective February 14, 2020 (including the form of option award agreement thereunder and the terms and conditions that govern the option award agreements) (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.10#

Amended and Restated Employment Agreement, dated August 3, 2022, between Lordstown Motors Corp. and Daniel Ninivaggi, (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2022)

10.11#

Employment Agreement, dated October 13, 2021, between Lordstown Motors Corp. and Adam Kroll (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2021)

10.12#

Amended and Restated Employment Agreement, dated July 12, 2022, between Lordstown Motors Corp. and Edward T. Hightower (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2022)

10.13#	Employment Agreement, dated January 1, 2022, between Lordstown Motors Corp. and Melissa Leonard
10.14#

Employment Agreement, dated July 7, 2022, between Lordstown Motors Corp. and Donna L. Bell (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2022)

10.15#

Transition and Consulting Agreement, dated July 11, 2022, between Lordstown Motors Corp. and Jane Ritson-Parsons (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2022)

10.16

License Agreement, between Elaphe Propulsion Technologies Ltd. and Lordstown Motors Corp., as amended by First Amendment, dated July 21, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.17

Facilities and Support Agreement, between Elaphe Propulsion Technologies Ltd. and Lordstown Motors Corp., dated March 16, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.18

Asset Transfer Agreement, dated November 7, 2019, between Lordstown Motors Corp. and General Motors LLC, and amended by that certain Amendment to Asset Purchase Agreement, dated May 28, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

Exhibit No.	Description
10.19

Omnibus Agreement, dated July 31, 2020, by and among General Motors LLC, GM EV Holdings LLC, Lordstown Motors Corp., and DiamondPeak Holdings Corp. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.20

Asset Purchase Agreement, dated November 10, 2021, between Lordstown Motors Corp. and Foxconn (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.21

Manufacturing Supply Agreement, dated May 11, 2022, between Lordstown EV Corporation and Foxconn EV System LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022)

10.22

Open Market Sales Agreement, dated November 7, 2022, between Lordstown Motors Corp. and Jefferies LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2022)

10.23

Investment Agreement, dated November 7, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)

10.24

Registration Rights Agreement, dated November 22, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)

16.1	Letter from WithumSmith+Brown, PC to the SEC, dated October 28, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)
21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP, independent registered accounting firm.
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification pursuant to 18 U.S.C. 1350
32.2*	Certification pursuant to 18 U.S.C. 1350
99.1*	Order entered by the Delaware Court of Chancery on February 28, 2023 in In re Lordstown Motors Corp., C.A. No. 2023-0083-LWW (Del. Ch.)
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LORDSTOWN MOTORS CORP.
Date: March 6, 2023	/s/ Edward T. Hightower
	Name:	Edward T. Hightower
	Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Edward T. Hightower, Adam Kroll and Melissa A. Leonard, and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and any and all amendments and supplements thereto and all other instruments necessary or desirable in connection therewith, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward T. Hightower
Edward T. Hightower	Chief Executive Officer and President (Principal Executive Officer)	March 6, 2023
/s/ Adam Kroll Adam Kroll	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2023
/s/ Daniel A. Ninivaggi		March 6, 2023
Daniel A. Ninivaggi	Executive Chairman
/s/ David T. Hamamoto David T. Hamamoto	Director	March 6, 2023
/s/ Keith Feldman Keith Feldman	Director	March 6, 2023
/s/ Jane Reiss Jane Reiss	Director	March 6, 2023
/s/ Dale Spencer Dale Spencer	Director	March 6, 2023
/s/ Angela Strand Angela Strand	Director	March 6, 2023
/s/ Joseph B. Anderson, Jr. Joseph B. Anderson, Jr.	Director	March 6, 2023
/s/ Laura J. Soave Laura J. Soave	Director	March 6, 2023