Form 10-Q
period 2023-03-31
Lordstown Motors Corp.
filed 2023-05-04
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of May 1, 2023, 239,025,591 shares of the registrant’s Class A common stock were outstanding.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023 (the “Form 10-K”), and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended March 31, 2023, as well as the following:

●	our ability to continue as a going concern, which requires us to manage costs and obtain significant additional funding;
●	our ability to timely resolve our dispute with Foxconn (as defined below) regarding the matters asserted in the Foxconn Notices (as defined below), and to receive the proceeds we expected under the Investment Agreement (as defined bellow) and risks related to the substantial costs and diversion of personnel’s attention and resources due to these matters;
●	our ability to timely obtain necessary funding to continue our operations;
●	our ability to continue production of the Endurance;
●	the impact of the uncertainty with respect to our relationship with Foxconn and our prospects for additional funding on our supplier arrangements and on our employees;
●	the cost and other impacts of contingent liabilities, such as current and future litigation, claims, regulatory proceedings, investigations, complaints, product liability claims and stockholder demand letters, and availability of insurance coverage and/or adverse publicity with respect to these matters, which may have a material adverse effect, whether or not successful or valid, on our liquidity position, market price of our stock, cash projections, business prospects and ability and timeframe to obtain financing (see Note 7 – Commitments and Contingencies);
●	our ability to effectively implement and realize the benefits from our transactions and agreements with Foxconn, if pending disputes are resolved, which depend on many variables that include establishment of the EV Program (as defined below) budget and EV Program milestones and satisfaction of such milestones and other conditions required to be met at the time of funding, and our ability to utilize the designs, engineering data and other foundational work of Foxconn, its affiliates, and other members of the Mobility-in-Harmony (“MIH”) consortium as well as other parties, and that all such parties adhere to timelines to develop, commercialize, industrialize, homologate and certify a vehicle in North America, along with variables that are out of the parties' control, such as technology, innovation, adequate funding, supply chain and other economic conditions, competitors, customer demand and other factors (see Note 1 — Description of Organization and Business Operations and Note 6 – Capital Stock and Loss Per Share);
●	our ability to successfully address known and unknown performance, quality, supply chain and other launch-related issues, some of which are or may be material or may require additional recalls or retrofits of the Endurance, and continue commercial production and sales of the Endurance;
●	the risk that additional elements of our technology, including our hub motors, do not perform as expected in the near or longer-term;
●	our ability to maintain appropriate supplier relationships, including for our critical components, and the risks with respect to the terms of such arrangements due to our limited production volumes and any minimum quantity requirements, and our ability to establish our supply chain to support new vehicle programs;
●	our ability to facilitate cost-effective production of the Endurance, which requires a strategic partner and significant additional capital, including to invest in the tooling to lower the bill of materials cost (“BOM”), continue design enhancements and enable scaled production;
●	the impact of our non-compliance with Nasdaq’s Bid Price Requirement (as defined below) and our ability to regain compliance as a result of the reverse stock split which we have proposed for approval by our stockholders at our annual meeting;
●	our ability to execute our business plan, strategic alliances and other opportunities, including development and market acceptance of our planned products;
●	risks related to our limited operating history, the execution of our business plan and the timing of expected business milestones, including the ability to effectively utilize existing tooling, a substantial portion of which is soft tooling not intended for long term production;
●	our ongoing ability to secure and receive vehicle components from our supply chain in sufficient quantities to meet production volume plans and of acceptable quality to meet vehicle requirements;
●	the availability and cost of raw materials and components, particularly in light of current supply chain disruptions and labor concerns, inflation, and the consequences of any shortages on our ability to produce saleable vehicles;
●	our ability to successfully identify and implement actions to significantly lower the Endurance BOM cost, including identifying a strategic partner to scale the Endurance;
●	our ability to obtain binding purchase orders and build customer relationships, and the impact of the uncertainty regarding our relationship with Foxconn has on our ability to obtain binding purchase orders;
●	our ability to deliver on the expectations of customers with respect to the pricing, performance, quality, reliability, safety and efficiency of the Endurance and to provide the levels of after sale service, support and warranty coverage that they will require, and the impact of performance issues, production pauses and delays and recalls on consumer confidence and interest in our vehicles;
●	our ability to conduct business using a direct sales model, rather than through a dealer network used by most other original equipment manufacturers;
●	the effects of competition on our ability to market and sell vehicles;
●	our ability to attract and retain key personnel and hire additional personnel particularly in light of the uncertainty regarding our Foxconn relationship;
●	the pace and depth of electric vehicle adoption generally;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
●	our ability to obtain required regulatory approvals and comply with changes in laws, regulatory requirements, interpretations of existing laws and governmental incentives;
●	the impact of health epidemics, including the COVID-19 pandemic, on our business, the other risks we face and the actions we may take in response thereto;
●	cybersecurity threats and breaches and compliance with privacy and data protection laws;
●	failure to timely implement and maintain adequate financial, information technology and management processes and controls and procedures;

●	the possibility that we may be adversely affected by other economic, geopolitical, business and/or competitive factors, including rising interest rates, fuel and energy prices and the direct and indirect effects of the war in Ukraine; and
●	other risks and uncertainties described in this report, including those under the section entitled “Risk Factors,” and that may be set forth in any subsequent filing, including under any similar caption.

As a result of these uncertainties, there is substantial doubt regarding our ability to continue as a going concern. Our ability to obtain additional financing is extremely limited under current market conditions, in particular for our industry, and also influenced by other factors including the significant amount of capital required, the Foxconn dispute, the fact that the BOM cost of the Endurance is currently, and expected to continue to be, substantially higher than our selling price, uncertainty surrounding the performance of any vehicle produced by us, meaningful exposure to material losses and costs related to ongoing litigation and the SEC investigation, the Nasdaq Notice (as defined below), the market price of our stock and potential dilution from the issuance of any additional securities. If we are unable to resolve our dispute with Foxconn in a timely manner on terms that allow us to continue operating as planned, identify other sources of substantial funding, identify a strategic partner and resolve our significant contingent liabilities, we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code (the “Bankruptcy Code” and such processes are collectively referred to as “bankruptcy protection”). If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

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

Unless the context indicates otherwise, references in this report to the “Company,” “Lordstown,” “we,” “us,” “our” and similar terms refer to Lordstown Motors Corp. (f/k/a DiamondPeak Holdings Corp.) and its consolidated subsidiaries (including Legacy Lordstown (as defined below)). References to “DiamondPeak” refer to our predecessor company prior to the consummation of merger completed on October 23, 2020 pursuant to the Agreement and Plan of Merger, dated as of August 1, 2020 (the “Business Combination Agreement”), by and among DiamondPeak, DPL Merger Sub Corp. (“Merger Sub”) and Lordstown Motors Corp. (“Legacy Lordstown” and now known as Lordstown EV Corporation (as defined below)), pursuant to which Merger Sub merged with and into Legacy Lordstown, with Legacy Lordstown surviving the merger as a wholly-owned subsidiary of DiamondPeak (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets

(in thousands except for share data)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS:
Current Assets
Cash and cash equivalents	$108,086	$121,358
Short-term investments	68,589	100,297
Inventory, net	6,340	13,672
Prepaid expenses and other current assets	9,028	20,548
Total current assets	$192,043	$255,875
Property, plant and equipment, net	78,123	193,780
Other non-current assets	2,244	2,657
Total Assets	$272,410	$452,312
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$8,431	$12,801
Accrued and other current liabilities	50,409	56,033
Total current liabilities	$58,840	$68,834
Warrant and other non-current liabilities	889	1,446
Total liabilities	$59,729	$70,280
Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	$30,866	$30,261
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized; 239,025,591 and 238,924,486 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$24	$24
Additional paid in capital	1,180,723	1,178,960
Accumulated deficit	(998,932)	(827,213)
Total stockholders’ equity	$181,815	$351,771
Total liabilities and stockholders’ equity	$272,410	$452,312

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Statements of Operations

(in thousands except for per share data)

(unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Net sales	$189	$—
Cost of sales	30,811	—
Operating Expenses
Selling, general and administrative expenses	14,687	26,019
Research and development expenses	14,425	61,864
Impairment of property plant & equipment and intangibles	114,440	—
Total operating expenses	$143,552	$87,883
Loss from operations	$(174,174)	$(87,883)
Other income (expense)
Other income (expense)	64	(1,492)
Interest income (expense)	2,391	(258)
Loss before income taxes	$(171,719)	$(89,633)
Income tax expense	—	—
Net loss	(171,719)	(89,633)
Less preferred stock dividend	(605)	—
Net loss attributable to common shareholders	$(171,114)	$(89,633)
Net loss per share attributable to common shareholders
Basic	$(0.71)	$(0.46)
Diluted	$(0.71)	$(0.46)
Weighted-average number of common shares outstanding
Basic	239,754	196,503

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Statements of Stockholders’ Equity/(Deficit)

(in thousands)

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	196,391	$19	$1,084,390	$(544,809)	$539,600
Issuance of Class A common stock	—	—	464	1	615	—	616
RSU vesting	—	—	125	—	—	—	—
Stock compensation	—	—	—	—	3,920	—	3,920
Net loss	—	—	—	—	—	(89,633)	(89,633)
Balance at March 31, 2022	—	$—	196,980	$20	$1,088,925	$(634,442)	$454,503

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	300	$30,261	238,924	$24	$1,178,960	$(827,213)	$351,771
Issuance of Class A common stock	—	—	—	—	—	—	—
RSU vesting	—	—	101	—	(46)	—	(46)
Stock compensation	—	—	—	—	2,414	—	2,414
Accrual of Series A Convertible Preferred Stock dividends	—	605	—	—	(605)	—	(605)
Net loss	—	—	—	—	—	(171,719)	(171,719)
Balance at March 31, 2023	300	$30,866	239,026	$24	$1,180,723	$(998,932)	$181,815

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net loss	$(171,719)	$(89,633)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	2,414	3,920
Impairment of property plant and equipment and intangible assets	114,440	—
Depreciation of property plant and equipment	7,674	—
Write down of inventory and prepaid inventory	19,764	—
Other non-cash changes	(1,085)	4,420
Changes in assets and liabilities:
Inventory	(12,432)	—
Prepaid expenses and other assets	12,822	9,987
Accounts payable	(4,115)	(1,490)
Accrued expenses and other liabilities	(5,879)	3,763
Net Cash used in operating activities	$(38,116)	$(69,033)
Cash flows from investing activities
Purchases of property plant and equipment	$(7,948)	$(21,896)
Purchases of short-term investments	(22,208)	—
Maturities of short-term investments	55,000	—
Net Cash provided by (used in) investing activities	$24,844	$(21,896)
Cash flows from financing activities
Down payments received from Foxconn	—	50,000
Issuance of Class A common stock	—	477
Net Cash provided by financing activities	$—	$50,477
Decrease in cash and cash equivalents	$(13,272)	$(40,452)
Cash and cash equivalents, beginning balance	121,358	244,016
Cash and cash equivalents, ending balance	$108,086	$203,564
Non-cash items
Capital assets acquired with payables	$256	$5,336

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

Our strategy is designed to accelerate the launch of new commercial electric vehicles (“EVs”). This includes working on our own vehicle programs as well as partnering with third parties, including Foxconn and its affiliates (as defined below), as we seek to leverage our vehicle development experience, our proprietary and open-source code and other non-proprietary technologies, our existing Endurance vehicle platform, and potentially new vehicle platforms to drive commonality and scale, and more efficiently develop and launch EVs, to enhance capital efficiency and achieve profitability.

In the third quarter of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly in September. The Company subsequently completed homologation and testing and received required certifications enabling us to record sales of the first three vehicles in the fourth quarter of 2022. Engineering readiness, quality and part availability governed the initial timing and speed of the Endurance launch. The rate of Endurance production remained very low during the fourth quarter of 2022 as we addressed launch-related issues that are often discovered as an entirely new vehicle begins operating in new and different environments by customers. Those challenges continued into the first quarter of 2023 as performance and quality issues with certain suppliers’ components led us to temporarily pause production and customer deliveries until mid-April 2023. Some of these issues were discovered by us or our suppliers, though some were experienced by our initial customers. In this regard, we filed paperwork with the National Highway Traffic Safety Administration (“NHTSA”) to voluntarily recall the Endurance to address these supplier quality issues. Production will remain at a very low rate as we continue to address any remaining, and to the extent we discover new, Endurance performance and component quality issues, manage ongoing supply chain constraints with key components, including hub motor components, and conserve funding given the high BOM cost.

If we experience one or more of these or other factors in the future it could lead to additional pauses in vehicle builds or delivery of completed vehicles, or future recalls. We continue to evaluate the merits of producing and selling vehicles to customers in order to seed the commercial fleet market, demonstrate the capabilities of the Endurance, and support our OEM partnership pursuits. Due to the production delays from early January to mid-April 2023, the failure to identify a strategic partner for the Endurance, and extremely limited ability to raise capital in the current market environment, we anticipate production of the Endurance will cease in the near future.

Foxconn Transactions

The Company entered into a series of transactions with affiliates of Hon Hai Technology Group (“HHTG”, either HHTG or applicable affiliates of HHTG are referred to herein as “Foxconn”), beginning with the Agreement in Principal that was announced on September 30, 2021, pursuant to which we entered into definitive agreements to sell our manufacturing facility in Lordstown, Ohio under an Asset Purchase Agreement (as defined below) and outsource manufacturing of the Endurance to Foxconn under a Contract Manufacturing Agreement (as defined below). On November 7, 2022, we entered into an Investment Agreement with Foxconn under which Foxconn agreed to make an additional equity investment in the Company (the “Investment Agreement”).

The Asset Purchase Agreement, Contract Manufacturing Agreement and the Investment Agreement together are herein referred to as the “Foxconn Transactions.”

Investment Agreement and Foxconn Notice

On November 7, 2022, the Company entered into the Investment Agreement under which Foxconn agreed to make additional equity investments in the Company through the purchase of $70 million of Class A common stock, $0.0001 par value per share (“Class A common stock”), and up to $100 million in Series A Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock”), subject to certain conditions, including, without limitation, regulatory approvals and satisfaction of certain EV Program budget and EV Program milestones established by the parties. The Preferred Stock funding may only be used in connection with planning, designing, developing, engineering, testing, industrializing, certifying, homologating and launching one or more EVs in collaboration with Foxconn (the “EV Program”). Pursuant to the Investment Agreement, the parties agreed to terminate the Foxconn Joint Venture formed on May 11, 2022 (the “Foxconn Joint Venture”) and cause development activities to be undertaken directly by us. (See Note 6 – Capital Stock and Loss Per Share).

On November 22, 2022, the parties completed the initial closing under the Investment Agreement, pursuant to which Foxconn purchased approximately $22.7 million of Class A common stock and $30 million of Preferred Stock (the “Initial Closing”).

The Investment Agreement provides for the second closing of Class A common stock (the “Subsequent Common Closing”), at which time Foxconn is required to purchase approximately 26.9 million shares of Class A common stock for approximately $47.3 million. The Subsequent Common Closing is to occur within 10 business days following the parties’ receipt of a written communication from the U.S. government’s Committee on Foreign Investment in the United States (“CFIUS”) that CFIUS has concluded that there are no unresolved national security concerns with respect to the transactions (“CFIUS Clearance”) and subject to satisfaction of the other conditions set forth in the Investment Agreement (which the Company believes have been or will be satisfied). CFIUS Clearance was received on April 25, 2023, which means the Subsequent Common Closing is to occur on or before May 8, 2023. The Company is ready, willing and able to complete the Subsequent Common Closing on a timely basis.

In addition, following the parties’ agreement to the EV Program budget and the EV Program milestones and satisfaction of those EV Program milestones and other conditions set forth in the Investment Agreement, Foxconn is to purchase in two tranches, a total of 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share for aggregate proceeds of $70 million (the “Subsequent Preferred Funding”). The parties agreed to use commercially reasonable efforts to agree upon the EV Program budget and EV Program milestones no later than May 7, 2023.

The completion of the Subsequent Common Closing and the Subsequent Preferred Funding would provide critical liquidity for the Company’s operations. On April 21, 2023, the Company received a letter from Foxconn (the “Foxconn Notice”) (1) asserting that the Company was in breach of the Investment Agreement due to its previously disclosed receipt of a notice (the “Nasdaq Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was no longer in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Select Market (the “Bid Price Requirement”) (see Note 9 – Subsequent Events – Nasdaq Notice) and (2) purporting to terminate the Investment Agreement if the breach is not cured within 30 days. In response, the Company notified Foxconn in writing on April 25, 2023 that (1) it believes the breach allegations in the Foxconn Notice are without merit, (2) the Investment Agreement, by its terms, does not permit Foxconn to terminate it following the Initial Closing, and (3) in any event, Foxconn cannot exercise termination rights because Foxconn has breached the Investment Agreement by failing to use necessary efforts to agree upon the EV Program budget and EV Program milestones to facilitate the Subsequent Preferred Funding.

On May 1, 2023, after having publicly disclosed the Foxconn Notice, the Company received correspondence from Foxconn’s counsel (the “Second Foxconn Notice” and, together with the Foxconn Notice, the “Foxconn

Notices”) (1) indicating that Foxconn agrees that it is unable to terminate the Investment Agreement after the Initial Closing, (2) asserting that the Nasdaq Notice constitutes a breach of a representation that is a condition to the Subsequent Common Closing and, therefore, Foxconn is not obligated to consummate the Subsequent Common Closing until such breach is cured, and (3) asserting that the Company’s claims regarding Foxconn’s breach of the Investment Agreement with respect to the EV Program and Subsequent Preferred Funding are without merit.

The Company continues to believe that the breach allegations by Foxconn are without merit, and Foxconn is obligated to complete the Subsequent Common Closing on or before May 8, 2023. The Company intends to enforce its contractual rights and remedies under the Investment Agreement, including with respect to Foxconn’s breach regarding the EV Program budget and EV Program milestones, its funding obligations and its knowing and intentional efforts to invalidly terminate the Investment Agreement without any basis and withhold critical funding to the material detriment of the Company.

The Company is in discussions with Foxconn to seek a resolution regarding these matters; however, to date, the parties are at an impasse and Foxconn has indicated that it does not intend the close the Subsequent Common Closing on May 8, 2023 and we do not expect Foxconn to provide its approval to the EV Program budget and EV Program milestones by May 7, 2023. No assurances can be given that the parties will reach a resolution of these matters or that any such resolution will allow the Subsequent Common Closing or the Subsequent Preferred Funding to occur on a timely basis. If the Subsequent Common Closing is delayed or such fundings do not occur, the Company will be deprived of critical funding necessary for its operations. The Company is evaluating its legal and financial alternatives in the event a resolution is not reached.

See Note 9 – Subsequent Events – Foxconn Notice.

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

Pursuant to the APA, Foxconn purchased Lordstown EV’s manufacturing facility located in Lordstown, Ohio. Lordstown EV continues to own our hub motor assembly line, as well as our battery module and pack line assets, certain tooling, intellectual property rights and other excluded assets, and outsources all of the manufacturing of the Endurance to Foxconn under the Contract Manufacturing Agreement. Lordstown EV also entered into a lease pursuant to which Lordstown EV leases space located at the Lordstown, Ohio facility from Foxconn for Lordstown EV’s Ohio-based employees for a term equal to the duration of the Contract Manufacturing Agreement plus 30 days. The right of use asset and liability related to this lease is immaterial.

We received $257 million in proceeds related to the sale, consisting of the $230 million initial purchase price for the assets, plus $8.9 million for expansion investments and an $18.4 million reimbursement payment for certain operating costs incurred by us from September 1, 2021 through the APA Closing. Foxconn made down payments of the purchase price totaling $200 million through April 15, 2022, of which $100 million was received in both 2022 and 2021. The $30 million balance of the purchase price and a reimbursement payment of approximately $27.5 million were paid at the APA Closing; $17.5 million was attributable to the reimbursement of certain operating expenses reported in research and development and $10 million was attributable to expansion costs. Under the terms of the APA, the $17.5 million reimbursement costs were an estimate which upon final settlement was subsequently increased to $18.4 million.

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

Contract Manufacturing Agreement

On May 11, 2022, Lordstown EV and Foxconn entered into a manufacturing supply agreement (the “Contract Manufacturing Agreement” or “CMA”) in connection with the APA Closing. Pursuant to the Contract Manufacturing Agreement, Foxconn (i) manufactures the Endurance at the Lordstown facility for a fee per vehicle, (ii) following a transition period, procures components for the manufacture and assembly of the Endurance, subject to sourcing specifications provided by Lordstown EV, and (iii) provides certain post-delivery services. To date, Foxconn has not begun to provide the aforementioned procurement and post delivery services. The CMA provides us with an almost entirely variable manufacturing cost structure and alleviates us of the burden to invest in and maintain the Lordstown facility.

The CMA requires Foxconn to use commercially reasonable efforts to assist with reducing component and logistics costs and reducing the overall BOM cost of the Endurance, and otherwise improving the commercial terms of procurement with suppliers. However, to date, we have not realized any material reduction of raw material or component costs or improvement in commercial terms based on Foxconn’s actions. Foxconn is required to conduct testing in accordance with procedures established by us and we are generally responsible for all motor vehicle regulatory compliance and reporting. The Contract Manufacturing Agreement also allocates responsibility between the parties for other matters, including component defects, quality assurance and warranties of manufacturing and design. Foxconn invoices us for manufacturing costs on a fee per vehicle produced basis, and to the extent purchased by Foxconn, component and other costs. Production volume and scheduling are based upon rolling weekly forecasts we provide that are generally binding only for a 12-week period, with some ability to vary the quantities of vehicle type.

The CMA became effective on May 11, 2022 and continues for an initial term of 18 months plus a 12-month notice period in the event either party seeks to terminate the agreement. In the event neither party terminates the Contract Manufacturing Agreement following the initial term, it will continue on a month-to-month basis unless terminated upon 12 months’ prior notice. The CMA can also be terminated by either party due to a material breach of the agreement and terminates immediately upon the occurrence of any bankruptcy event.

Ongoing Operations

We need significant additional funding to execute our business plan. We are also seeking strategic partners, including other automakers, to provide additional capital and other support to enable us to scale the Endurance program and to develop new vehicle programs in coordination with Foxconn or otherwise. To date, we have not identified a strategic partner for the Endurance. To the extent we do not identify such a partner, we anticipate that production of the Endurance will cease in the near future. We also face significant contingent liabilities related to ongoing claims against us and government investigations (see Note 7 – Commitments and Contingencies for additional information). The ability for us to raise capital in the current market environment is extremely limited. As a result of these uncertainties, there is substantial doubt regarding our ability to continue as a going concern. If we are unable to resolve our dispute with Foxconn in a timely manner on terms that allow us to continue operating as planned, identify other sources of funding, identify a strategic partner and resolve our significant contingent liabilities, we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any. See “Liquidity and Going Concern” below.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As more fully discussed below, there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

The Company had cash, cash equivalents, and short-term investments of approximately $176.7 million and an accumulated deficit of $998.9 million at March 31, 2023 and a net loss of $171.7 million for the three months ended March 31, 2023.

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

Engineering readiness, quality and part availability governed the initial timing and speed of the Endurance launch. The rate of Endurance production remained very low during the fourth quarter of 2022 as we addressed launch-related issues that are often discovered as an entirely new vehicle begins operating in new and different environments by customers. Those challenges continued into the first quarter of 2023 as performance and quality issues with certain suppliers’ components led us to temporarily pause production and customer deliveries until mid-April 2023. Some of these issues were discovered by us or our suppliers, though some were experienced by our initial customers. In this regard, we filed paperwork with NHTSA to voluntarily recall the Endurance to address these supplier quality issues. Production will remain at a very low rate as we continue to address any remaining, and to the extent we discover new, Endurance performance and component quality issues, manage ongoing supply chain constraints with key components, including hub motor components, and conserve funding given the high BOM cost.

If we experience one or more of these or other factors in the future, it could lead to additional pauses in vehicle builds or delivery of completed vehicles or future recalls. We continue to evaluate the merits of producing and selling vehicles to customers in order to seed the commercial fleet market, demonstrate the capabilities of the Endurance, and support our OEM partnership pursuits. Due to the production delays from early January to mid-April 2023, the failure to identify a strategic partner for the Endurance, and extremely limited ability to raise capital in the current market environment, we anticipate production of the Endurance will cease in the near future.

The performance and component quality and other supplier issues we have experienced with the Endurance have caused us to incur significant research and development expenses after the launch. Although there has been some improvement in the first quarter of 2023, the Company continues to manage challenges with its supply chain, including part pedigree and availability.

We also have meaningful exposure to material losses and costs related to ongoing litigation and regulatory proceedings for which insurance coverage has been denied for certain claims and may be unavailable for those and other claims. While we have engaged and continue to engage in discussions with the parties in these proceedings, we have not been able to reach a resolution of these matters. See Note 7 – Commitments and Contingencies for additional information and Part II - Item 1A. Risk Factors.

In an effort to alleviate these conditions, our management continues to seek and evaluate opportunities to raise additional funds through the issuance of equity or debt securities, asset sales, through arrangements with strategic partners or through financing from government or financial institutions and seek strategic partners to scale the Endurance program. We have engaged a financial advisor to advise the Company on additional financing alternatives.

As discussed under Note 6 – Capital Stock and Loss Per Share, on November 7, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company may offer and sell up to approximately 50.2 million shares of its Class A common stock from time to time through Jefferies (the “ATM Offering”). There were no transactions under the ATM Offering for the period ended March 31, 2023. In the future, additional sales will depend on a variety of factors, including the sales price of the Class A common stock being at least $1.00, higher than our current stock price, and our ability to maintain compliance with exchange listing requirements, which as of April 19, 2023, we were not. (See Note 9 – Subsequent Events – Nasdaq Notice) Even if the Company had the ability to issue shares of Class A common stock under the Sales Agreement, no assurances can be given that it would sell any shares of Class A common stock under the Sales Agreement, or, if it does, as to the price or amount of the shares that it sells or the dates when such sales will take place. Even if additional funds are raised under the ATM Offering, the Company will require additional financing to execute its business plan.

The completion of the Subsequent Common Closing and the Subsequent Preferred Funding are necessary to provide critical liquidity for the Company’s operations, but the Company’s dispute with Foxconn means there is substantial uncertainty that such funding can be obtained. The Company is in discussions with Foxconn to seek a resolution regarding these matters; however, to date, the parties are at an impasse and Foxconn has indicated that it does not intend the close the Subsequent Common Closing on May 8, 2023 and we do not

expect Foxconn to provide its approval to the EV Program budget and EV Program milestones by May 7, 2023. No assurances can be given that the parties will reach a resolution of these matters or that any such resolution will allow the Subsequent Common Closing or the Subsequent Preferred Funding to occur on a timely basis. If the Subsequent Common Closing is delayed or such fundings do not occur, the Company will be deprived of critical funding necessary for its operations. See Note 9 – Subsequent Events – Foxconn Notices.

As a result of having insufficient capital to execute our business plan, we have made and are continuing to make trade-offs with respect to how we allocate our capital, including substantially limiting investments in tooling, other aspects of the Endurance and our operations. The trade-offs we are making, including related to hard tooling, have and are likely to continue to result in higher costs for the Company in the future and are likely to slow or impair future design enhancements or options we may otherwise seek to make available to Endurance customers.

The Company’s ability to continue as a going concern is dependent on our ability to effectively resolve our dispute with Foxconn and implement and realize the benefits of the Foxconn Transactions, raise substantial additional capital, and develop additional vehicles. The Company’s current level of cash, cash equivalents and short-term investments are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. Additionally, we face significant contingent liabilities arising from claims against us and government investigations. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

Our ability to obtain additional financing is extremely limited under current market conditions, in particular for our industry, and also influenced by other factors including the significant amount of capital required, the Foxconn dispute, the fact that the BOM cost of the Endurance is currently, and expected to continue to be, substantially higher than our selling price, uncertainty surrounding the performance of any vehicle produced by us, meaningful exposure to material losses and costs related to ongoing litigation and the SEC investigation, the Nasdaq Notice, the market price of our stock and potential dilution from the issuance of any additional securities. If we are unable to resolve our dispute with Foxconn in a timely manner on terms that allow us to continue operating as planned, identify other sources of funding, identify a strategic partner and resolve our significant contingent liabilities, we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

Notice of Non-Compliance with Nasdaq Listing Requirements

On April 19, 2023, the Company was notified by Nasdaq that, because the closing bid price for the Company’s Class A common stock had fallen below $1.00 per share for 30 consecutive business days (March 7, 2023 through April 18, 2023), the Company was no longer in compliance with the Bid Price Requirement.

Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided with a compliance cure period of 180 calendar days, or until October 16, 2023, to regain compliance with the Bid Price Requirement.

The Company is currently evaluating various courses of action to regain compliance with the Bid Price Requirement, including implementing a reverse stock split if such action is authorized by the Company’s stockholders at its annual meeting of stockholders to be held on May 22, 2023.

See Note 9 – Subsequent Events – Nasdaq Notice for additional information.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Financial Statement Preparation

The preparation of condensed consolidated ﬁnancial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that affect the reported amounts in the consolidated financial statements, and related disclosures in the accompanying notes to the financial statements. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of changes are reflected in the condensed consolidated Financial Statements in the period they are determined to be necessary.

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

Inventory and Inventory Valuation

Inventory is stated at the lower of cost or net realizable value. Net realizable value (“NRV”) is the estimated future selling price of the inventory in the ordinary course of business less cost to sell, and considers general market and economic conditions. A charge was also taken to adjust for inventory in excess of anticipated Endurance production. Due to the production delays from early January to mid-April 2023, the failure to identify a strategic partner for the Endurance, and extremely limited ability to raise capital in the current market environment, we anticipate production of the Endurance will cease in the near future. Therefore, the quantity we expect to produce and sell, along with inventory for future service and warranty parts is lower than previously anticipated.

The charges to reflect the NRV totaled $19.8 million for the three months ended March 31, 2023 and are recorded within Cost of Sales in the Company’s Condensed Consolidated Statement of Operations.

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

For assets to be held and used, including identifiable intangible assets and long-lived assets subject to amortization, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of a long-lived asset subject to amortization is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process. We recognized impairment charges of $109.8 million and $95.6 million for the three months ended March 31, 2023 and for the year ended December 31, 2022. No fixed asset impairment charges were recognized for the three months ended March 31, 2022. See Note 4 – Property, Plant and Equipment for details regarding our impairment.

In November 2019, the Company entered into a transaction with Workhorse Group Inc. (“Workhorse Group”), for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock, valued at $11.1 million, and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales.

In November 2020, we prepaid the royalty payment to Workhorse Group in the amount of $4.75 million, representing an advance on the royalties discussed above, but only to the extent that the aggregate amount of such royalty fees exceeded the amount paid upfront.

During the year ended December 31, 2021, we continued to refine the design of the Endurance and considered technologies we would use in future vehicles. Given the technology used in the Endurance and new management’s strategic direction of the Company, inclusive of the transactions contemplated with Foxconn as detailed in Note 1 – Description of Organization and Business Operations, we deemed it appropriate to change the useful life of the intellectual property license we acquired to zero months. As such, we recorded accelerated amortization of $11.1 million during the year ended December 31, 2021.

Given that Workhorse Group technology is not being used in the Endurance and our strategic direction, inclusive of the transactions contemplated with Foxconn, we deemed it appropriate to terminate the royalty agreement. As such, we recorded a charge of $4.75 million during the year ended December 31, 2022 to write-off the prepaid royalty.

In August 2021, the Company entered into an agreement to purchase a perpetual software license related to manufacturing execution system for a cost of $1.0 million. As of December 31, 2022, with the Company’s current strategic direction, it was determined that this software will not be utilized for the manufacturing of Endurance and therefore full impairment of $1.0 million was recorded for the period ended December 31, 2022.

Research and development costs

The Company expenses research and development costs as they are incurred. Research and development costs consist primarily of personnel costs for engineering, testing and manufacturing costs, along with expenditures for prototype manufacturing, testing, software subscriptions for computer-aided engineering and product lifecycle management validation, certification, contract and other professional services and costs associated with operating the Lordstown facility, prior to its sale.

Stock-based compensation

The Company’s stock incentive plan offers stock options, Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”). The Company recognizes share based compensation expense over a defined vesting period for the entire award. We estimate forfeitures based on actual historical forfeitures. The fair value for stock options is determined using the Black-Scholes option pricing models, which incorporates assumptions regarding the expected volatility, expected option life and risk-free interest rate. The grant date fair value of RSUs are calculated using the closing market price of the Company’s Class A common stock.

Warrants

The Company accounts for the Private Warrants (as defined below) and the Foxconn Warrants as described in Note 3 – Fair Value Measurements in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which these Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies these warrants as liabilities at their fair value at each reporting period or at the time of settlement. Any change in fair value is recognized in the statement of operations.

The Company accounts for the BGL Warrants (as defined below) as equity as these warrants qualify as share-based compensation under ASC Topic 718.

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

Recently issued accounting pronouncements

There are no recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company’s Condensed Financial Statements and related disclosures.

NOTE 3 — FAIR VALUE MEASUREMENTS

The Company follows the accounting guidance in ASC Topic 820, Fair Value Measurements (“ASC Topic 820”) for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes when inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value.

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

The Company has issued the following warrants: (i) warrants (the “Public Warrants”) to purchase shares of Class A common stock with an exercise price of $11.50 per share, (ii) warrants (the “Private Warrants”) to purchase Class A common stock with an exercise price of $11.50 per share, (iii) warrants (the “BGL Warrants”) to purchase Class A common stock with an exercise price of $10.00 per share, and (iv) the Foxconn Warrants to purchase shares of Class A common stock with an exercise price of $10.50. The BGL Warrants were issued as part of the Business Combination in October 2020, which are set to expire in October 2023, are classified as equity as they qualify as share-based compensation under ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”).

The Public Warrants and the Private Warrants were recorded in the Company’s Condensed Financial Statements as a result of the Business Combination between DiamondPeak and Lordstown EV Corporation (formerly known as Lordstown Motors Corp.) and the reverse recapitalization that occurred on October 23, 2020 and did not impact any reporting periods prior to the Business Combination. The Company determined that the fair value of the Public Warrants and Private Warrants was $100.9 million as of the date of the Business Combination.

As of March 31, 2023, we had 1.7 million Foxconn Warrants, 2.3 million Private Warrants and 1.6 million BGL Warrants outstanding.

As of March 31, 2022, we had 2.3 million Private Warrants, 1.6 million BGL Warrants outstanding and no Public Warrants outstanding.

The fair value of the Foxconn Warrants was $0.3 million at issuance. The Private Warrants and the Foxconn Warrants are classified as a liability with any changes in the fair value recognized immediately in our condensed consolidated statements of operations.

The following table summarizes the net loss (gain) on changes in fair value (in thousands) related to the Private Warrants and the Foxconn Warrants:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Private Warrants	(231)	(1,520)
Foxconn Warrants	(136)	—
Net gain (loss) on changes in fair value	$(367)	$(1,520)

Observed prices for the Public Warrants are used as Level 1 inputs as they were actively traded until being redeemed in January 2021. The Private Warrants and the Foxconn Warrants are measured at fair value using Level 3 inputs. These instruments are not actively traded and are valued using a Monte Carlo option pricing model and Black-Scholes option pricing model, respectively, that use observable and unobservable market data as inputs.

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

The stock price volatility rates utilized were 90% and 80%, respectively, for the valuations as of March 31, 2023 and March 31, 2022. This assumption considers observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants and the Foxconn Warrants, as well as the volatility implied by the traded options of the Company. The risk-free rates utilized were 3.819% and 2.454% for the valuations as of March 31, 2023 and March 31, 2022, respectively, for the Private Warrants. The risk-free rate utilized for the valuation of the Foxconn Warrants as of three months ended March 31, 2023 was 3.896%.

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
March 31, 2023
Cash and cash equivalents	$108,086	$108,086	$—	$—
Short-term investments	68,589	—	68,589	—
Private Warrants	23	—	—	23
Foxconn Warrants	34	—	—	34

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2022
Cash and cash equivalents	$121,358	$121,358	$—	$—
Short-term investments	100,297	—	100,297	—
Private Warrants	254	—	—	254
Foxconn Warrants	170			170

The following table summarizes the changes in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2022	Additions	Settlements	Loss on fair value adjustments included in earnings	Balance at March 31, 2023
Private Warrants	$254	—	—	(231)	$23
Foxconn Warrants	170		—	(136)	34

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net of impairment charges, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Property, Plant & Equipment
Land	$—	$—
Buildings	—	—
Machinery and equipment	20,384	41,143
Tooling	59,602	119,735
Construction in progress	14,287	41,378
	$94,273	$202,256
Less: Accumulated depreciation	(16,150)	(8,476)
Total	$78,123	$193,780

We outsource all of the manufacturing of the Endurance and operation of certain remaining assets to Foxconn under the Contract Manufacturing Agreement.

During the year ended December 31, 2022, the Company sold its manufacturing facility, certain equipment, and other assets located in Lordstown, Ohio and recorded a gain of $100.9 million. We continue to own our hub motor assembly line, as well as our battery module and pack line assets, certain tooling and other excluded assets. Construction in progress as of March 31, 2023 primarily includes certain production equipment and tooling and uninstalled equipment acquired for higher capacity production and general assets the Company's facility in Lordstown, Ohio and tooling held at various supplier locations.

We continue to evaluate the merits of producing and selling vehicles to customers in order to seed the commercial fleet market, demonstrate the capabilities of the Endurance, and support our OEM partnership pursuits. Due to the production delays from early January to mid-April 2023, the failure to identify a strategic partner for the Endurance, and extremely limited ability to raise capital in the current market environment, we anticipate production of the Endurance will cease in the near future. As of March 31, 2023, the Company determined that there was substantial doubt in our ability to continue as a going concern. As substantially all of our fixed assets support the production of the Endurance, the Company periodically reviews its fixed asset useful lives for depreciation purposes and for potential impairment.

In light of the fact that we anticipate production of the Endurance will cease in the near future, the Company has revised its estimate of the useful life of manufacturing assets, shortening the depreciation period to July 31, 2023. Accordingly, as of April 1, 2023 depreciation on these assets was revised to account for this change in estimate that will result in substantially higher depreciation beginning in the second quarter of 2023.

As of March 31, 2023, property, plant, and equipment was reviewed for potential impairment for recoverability by comparing the carrying amount of our asset group to estimated undiscounted future cash flows expected to be generated by the asset group. The Company determined that all our property, plant, and equipment represent one asset group which is the lowest level for which identifiable cash flows are available. As the carrying amount of our asset group exceeded its estimated undiscounted future cash flows for the three months ended March 31, 2023, we recognized an impairment charge of $109.8 million for the three months ended March 31, 2023 based on the difference between the carrying value of the fixed assets and their fair value as of March 31, 2023. No fixed asset impairment charges were recognized for the three months ended March 31, 2022. The fair value was derived from the Company's enterprise value at the time of impairment as we believe it represents the most appropriate fair value of the asset group in accordance with accounting guidance. In particular, the Company’s ability to raise capital is currently severely limited due to the current market environment and Company-specific factors. Therefore, notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about the Company’s ability to continue as a going concern. If we are unable to resolve our dispute with Foxconn in a timely manner on terms that allow us to continue operating as planned, identify other sources of funding, identify a strategic partner and resolve our significant contingent liabilities, we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, significant additional impairments may result. Furthermore, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

NOTE 5 – MEZZANINE EQUITY

On November 7, 2022, the Company issued 0.3 million shares of Preferred Stock for $100 per share to Foxconn, resulting in gross proceeds of $30 million.

In addition, following the parties’ agreement to the EV Program budget and the EV Program milestones and satisfaction of those EV Program milestones and other conditions set forth in the Investment Agreement, Foxconn is to purchase in two tranches, a total of 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share for aggregate proceeds of $70 million.

The first tranche will be in an amount equal to 0.3 million shares for an aggregate purchase price of $30 million; the second tranche will be in an amount equal to 0.4 million shares for an aggregate purchase price of $40 million. The parties agreed to use commercially reasonable efforts to agree upon the EV Program budget and EV Program milestones no later than May 7, 2023.

The completion of the Subsequent Preferred Funding would provide critical liquidity for the Company’s operations. On April 21, 2023, the Company received the Foxconn Notice asserting the Company had breached the Investment Agreement and purporting to terminate the Investment Agreement if the breach is not cured within 30 days. The Company has notified Foxconn in writing that (1) it believes the breach allegations in the Foxconn Notice are without merit, (2) the Investment Agreement, by its terms, does not permit Foxconn to terminate it following the Initial Closing, and (3) in any event, Foxconn cannot exercise termination rights because Foxconn has breached the Investment Agreement by failing to use necessary efforts to agree upon the EV Program budget and EV Program milestones to facilitate the Subsequent Preferred Funding. On May 1, 2023, after having publicly disclosed the Foxconn Notice, the Company received the Second Foxconn Notice (1) indicating that Foxconn agrees that it is unable to terminate the Investment Agreement after the Initial Closing, (2) asserting that the Nasdaq Notice constitutes a breach of a representation that is a condition to the Subsequent Common Closing and, therefore, Foxconn is not obligated to consummate the Subsequent Common Closing until such breach is cured, and (3) asserting that the Company’s claims regarding Foxconn’s breach of the Investment Agreement with respect to the EV Program and Subsequent Preferred Funding are without merit.

The Company continues to believe that the breach allegations by Foxconn are without merit, and Foxconn is obligated to complete the Subsequent Common Closing on or before May 8, 2023. The Company intends to enforce its contractual rights and remedies under the Investment Agreement, including with respect to Foxconn’s breach regarding the EV Program budget and EV Program milestones, its Subsequent Preferred Funding obligations and its knowing and intentional efforts to invalidly terminate the Investment Agreement without any basis and withhold critical funding to the material detriment of the Company.

The Company is in discussions with Foxconn to seek a resolution regarding these matters; however, to date, the parties are at an impasse and Foxconn has indicated that it does not intend the close the Subsequent Common Closing on May 8, 2023 and we do not expect Foxconn to provide its approval to the EV Program budget and EV Program milestones by May 7, 2023. No assurances can be given that the parties will reach a resolution of these matters or that any such resolution will allow the Subsequent Preferred Funding to occur on a timely basis. If such funding does not occur, the Company will be deprived of critical funding necessary for its operations. The Company is evaluating its legal and financial alternatives in the event a resolution is not reached.

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

In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of Preferred Stock are entitled, out of assets legally available therefor, before any distribution or payment to the holders of any Junior Stock, and subject to the rights of the holders of any Senior Stock or Parity Stock and the rights of the Company’s existing and future creditors, to receive in full a liquidating distribution in cash and in the amount per share of Preferred Stock equal to the greater of (1) the sum of $100 per share plus the accrued unpaid dividends with respect to such share, and (2) the amount the holder would have received had it converted such share into Class A common stock immediately prior to the date of such event.

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

The terms of the Company’s Preferred Stock do not specify an unconditional obligation of the Company to redeem the Preferred Stock on a specific or determinable date, or upon an event certain to occur. The Company notes the Change of Control Put; however, this is contingent on the occurrence of the change of control event, which is not a known or determinable event at time of issuance. Therefore, the Preferred Stock is not considered to be mandatorily redeemable. The conversion of the Preferred Stock is based on fixed conversion price rather than a fixed conversion amount. The value of the Preferred Stock obligation would not vary based on something other than the fair value of the Company’s equity shares or change inversely in relation to the fair value of the Company’s equity shares. Based on these factors, Preferred Stock does not require classification as a liability in accordance with the provisions in ASC 480 “Distinguishing Liabilities from Equity”.

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

The Preferred Stock issued by the Company accrues dividends at the rate of 8% per annum whether or not declared and/or paid by the Company (cumulative dividends). In addition, the dividends will compound on a quarterly basis (upon each Preferred Dividend Payment Date (as defined in the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware (the “Certificate of Designations”))) to the extent they are not paid by the Company. The Company records the dividends (effective PIK dividends) as they are earned, based on the fair value of the Preferred Stock at the date they are earned. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock. For the year ended December 31, 2022, and quarter ended March 31, 2023 the Company accrued $0.3 million and $0.6 million dividends, respectively, which represents the estimated fair value to Preferred Stock with a corresponding adjustment to additional-paid-in-capital common stock in the absence of retained earnings.

While the Company concluded above that accretion to redemption value of the Preferred Stock was not required as the Preferred Stock is not currently redeemable or probable of becoming redeemable, it is noted that the recognition of the dividends will not necessarily reflect the redemption value at any time (given the ‘greater of’ language included as part of the determination of redemption value per above). As of March 31, 2023, the Company does not consider change of control to be probable.

NOTE 6 — CAPITAL STOCK AND LOSS PER SHARE

On August 17, 2022, the Company held a special meeting of stockholders whereby our stockholders voted to amend the Company’s second amended and restated certificate of incorporation, as amended (the “Charter”) to increase our authorized shares of capital stock from 312 million to 462 million, consisting of (i) 450 million shares of Class A common stock and (ii) 12 million shares of preferred stock, each with a par value of $0.0001. We had 239.0 million and 238.9 million shares of Class A common stock issued and outstanding as of March 31, 2023 and December 31, 2022, respectively, and 0.3 million shares of Preferred Stock issued and outstanding as of each of March 31, 2023 and December 31, 2022.

The weighted-average number of shares outstanding for basic and diluted loss per share of Class A common stock is as follows (in thousands):

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Basic weighted average shares outstanding	239,754	196,503
Diluted weighted average shares outstanding	239,754	196,503

The following outstanding potentially dilutive Class A common stock equivalents have been excluded from the computation of diluted net loss per share attributable to Class A common stock stockholders for the periods presented due to their anti-dilutive effect (in thousands):

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Foxconn Preferred Stock	15,943	—
Share awards	102	3,862
Foxconn Warrants	1,700	—
BGL Warrants	1,649	1,649
Private Warrants	2,314	2,314
Total	21,708	7,825

Investment Transactions

On November 7, 2022, the Company entered into the Investment Agreement under which Foxconn agreed to make additional equity investments (collectively, the “Investment Transactions”) in the Company through the purchase of $70 million of Class A common stock and up to $100 million in Preferred Stock (together with the Class A common stock, the “Securities”), subject to certain conditions, including, without limitation, regulatory approvals and satisfaction of certain EV Program budget and EV Program milestones established by the parties.

The Company will use any proceeds from the sale of the Class A common stock for general corporate purposes as determined by the Company’s Board of Directors (the “Board”) and the proceeds from the sale of the Preferred Stock is limited to funding the EV Program or any substitute or replacement electric vehicle program as agreed to by Foxconn and the Company.

Investment Agreement

On November 22, 2022, the Company completed the Initial Closing under the Investment Agreement, at which Foxconn purchased (a) approximately 12.9 million shares of Class A common stock at a purchase price of $1.76 per share, and (b) 0.3 million shares of Preferred Stock at a purchase price of $100 per share, for an aggregate purchase price of approximately $52.7 million.

The Investment Agreement provides for the Subsequent Common Closing, at which time Foxconn is required to purchase approximately 26.9 million shares of Class A common stock for approximately $47.3 million. The Subsequent Common Closing is to occur within 10 business days following the parties’ receipt of CFIUS Clearance and subject to satisfaction of the other conditions set forth in the Investment Agreement (which the Company believes have been or will be satisfied). CFIUS Clearance was received on April 25, 2023, which means the Subsequent Common Closing is to occur on or before May 8, 2023. The Company is ready, willing and able to complete the Subsequent Common Closing on a timely basis.

In addition, following the parties’ agreement to the EV Program budget and the EV Program milestones and satisfaction such milestones and other conditions set forth in the Investment Agreement, Foxconn is to purchase in the Subsequent Preferred Funding two tranches equal to 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share for aggregate proceeds of $70 million. The parties agreed to use commercially reasonable efforts to agree upon the EV Program budget and EV Program milestones no later than May 7, 2023.

On April 21, 2023, the Company received the Foxconn Notice (1) asserting that the Company was in breach of the Investment Agreement due to its previously disclosed receipt of the Nasdaq Notice indicating that the Company was no longer in compliance with the Bid Price Requirement (see – Note 9 – Subsequent Events – Nasdaq Notice) and (2) purporting to terminate the Investment Agreement if the breach is not cured within 30 days. In response, the Company notified Foxconn in writing on April 25, 2023 that (1) it believes the breach allegations in the Foxconn Notice are without merit, (2) the Investment Agreement, by its terms, does not permit Foxconn to terminate it following the Initial Closing, and (3) in any event, Foxconn cannot exercise termination rights because Foxconn has breached the Investment Agreement by failing to use necessary efforts to agree upon the EV Program budget and EV Program milestones to facilitate Subsequent Preferred Funding.

On May 1, 2023, after having publicly disclosed the Foxconn Notice, the Company received the Second Foxconn Notice (1) indicating that Foxconn agrees that it is unable to terminate the Investment Agreement after the Initial Closing, (2) asserting that the Nasdaq Notice constitutes a breach of a representation that is a condition to the Subsequent Common Closing and, therefore, Foxconn is not obligated to consummate the Subsequent Common Closing until such breach is cured, and (3) asserting that the Company’s claims regarding Foxconn’s breach of the Investment Agreement with respect to the EV Program and Subsequent Preferred Funding are without merit.

The Company continues to believe that the breach allegations by Foxconn are without merit, and Foxconn is obligated to complete the Subsequent Common Closing on or before May 8, 2023. The Company intends to enforce its contractual rights and remedies under the Investment Agreement, including with respect to Foxconn’s breach regarding the EV Program budget and EV Program milestones, its funding obligations and its knowing and intentional efforts to invalidly terminate the Investment Agreement without any basis and withhold critical funding to the material detriment of the Company.

The Company is in discussions with Foxconn to seek a resolution regarding these matters; however, to date, the parties are at an impasse and Foxconn has indicated that it does not intend the close the Subsequent Common Closing on May 8, 2023 and we do not expect Foxconn to provide its approval to the EV Program budget and EV Program milestones by May 7, 2023. No assurances can be given that the parties will reach a resolution of these matters or that any such resolution will allow the Subsequent Common Closing or the Subsequent Preferred Funding to occur on a timely basis. If the Subsequent Common Closing is delayed or such fundings do not occur, the Company will be deprived of critical funding necessary for its operations. The Company is evaluating its legal and financial alternatives in the event a resolution is not reached.

The Investment Agreement also provides that:

●

Board Representation: Foxconn will have the right to appoint two designees to the Board subject to the resolution of our dispute with Foxconn and the consummation of the Subsequent Common Closing. Foxconn will relinquish one Board seat if it does not continue to beneficially own shares of Class A common stock, Preferred Stock and shares of Class A common stock issued upon conversion of shares of Preferred Stock that represent (on an as-converted basis) at least 50% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions and will relinquish its other Board seat if it does not continue to beneficially own at least 25% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions (the “25% Ownership Requirement”).

●

Termination of Foxconn Joint Venture: The Company and Foxconn would cause (i) the Foxconn Joint Venture Agreement to be amended to terminate all obligations of Lordstown EV Corporation and Foxconn EV Technology, Inc. thereunder, (ii) the Note, dated June 24, 2022, issued by Lordstown EV Corporation and guaranteed by the Company and Lordstown EV Sales (the “Note”) to be terminated, and (iii) all liens on assets of Lordstown EV Corporation and the Company to be released. All remaining funds held by the Foxconn Joint Venture were distributed to Foxconn EV Technology, Inc. as a distribution for amounts contributed by it and as a repayment in full of any loans advanced by it to Lordstown EV Corporation under the Note.

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

●

Voting Agreement and Consent Rights: The terms of the Investment Agreement and Certificate of Designations provide that, until the later of (i) December 31, 2024 and (ii) 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors Foxconn has agreed to vote all of its shares of Class A common stock and Preferred Stock (to the extent then entitled to vote) in favor of each director recommended by the Board and in accordance with any recommendation of the Board on all other proposals that are the subject of stockholder action (other than any action related to any merger or business combination or other change of control transaction or sale of assets). So long as the 25% Ownership Requirement is satisfied, without the consent of the holders of at least a majority of the then-issued and outstanding Preferred Stock (voting as a separate class), the Company cannot (i) amend any provision of the Charter or the Company’s amended and restated bylaws in a manner that would adversely affect the Preferred Stock or increase or decrease the number of shares of Preferred Stock, (ii) authorize or create, or increase the number of shares of any parity or senior securities other than securities on parity with the Preferred Stock with an aggregate liquidation preference of not more than $30 million, (iii) increase the size of the Board, or (iv) sell, license or lease or encumber any material portion of the Company’s hub motor technology and production line other than in the ordinary course of business.

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

The Investment Agreement contains closing conditions. The Investment Agreement can be terminated by mutual agreement of the parties to amend the Investment Agreement to allow such a termination, and cannot otherwise be terminated by either party following the Initial Closing.

Registration Rights Agreement

On November 22, 2022, the Company and Foxconn entered into the Registration Rights Agreement pursuant to which the Company agreed to use reasonable efforts to file and cause to be declared effective a registration statement with the SEC registering the resale of the Class A common stock issued to Foxconn, including any shares of Common Stock issuable upon conversion of the Preferred Stock under the Investment Agreement, which is to be filed promptly following the earlier to occur of (i) the Subsequent Common Closing and (ii) May 7, 2023. Foxconn also has customary demand and piggyback registration rights with respect to the shares of Class A common stock issued or issuable under the Investment Agreement, and indemnification rights.

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

Upon delivery of an issuance notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell shares of Class A common stock at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Global Select Market, the existing trading market for the Class A common stock. During 2022, Jefferies sold approximately 7.8 million shares of Class A common stock, which resulted in net proceeds of $12.4 million. There were no shares sold in the quarter ending March 31, 2023.

The Company may instruct Jefferies to not sell the shares of Class A common stock if the sales cannot be transacted at or above the price designated by the Company in any issuance notice. The Company is not obligated to make any sales of the shares of Class A common stock under the Sales Agreement. In the future, any additional sales will depend on a variety of factors, including the sales price of the Class A common stock being at least $1.00, higher than the current stock price, and our ability to maintain compliance with exchange listing requirements, which as of April 19, 2023, we were not (see Note 9 – Subsequent Events – Nasdaq Notice). Even if the Company had the ability to issue shares of Class A common stock under the Sales Agreement, no assurances can be given that the Company would sell any shares of Class A common stock under the Agreement, or, if it does, as to the price or amount of the shares of Class A common stock that it sells or the dates when such sales will take place. Even if additional funds are raised under the ATM Offering, the Company will require additional financing to execute its business plan.

The Company or Jefferies may suspend or terminate the offering of shares of Class A commons stock upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

We entered into an equity purchase agreement (“Equity Purchase Agreement”) with YA II PN, LTD. (“YA”) on July 23, 2021, pursuant to which YA had committed to purchase up to $400 million of our Class A common stock, at our direction from time to time, subject to the satisfaction of certain conditions. The Equity Purchase Agreement was terminated on November 22, 2022.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is subject to extensive pending and threatened legal proceedings arising in the ordinary course of business and we have already incurred, and expect to continue to incur, significant legal expenses in defending against these claims. The Company records a liability for loss contingencies in the Condensed Consolidated Financial Statements when a loss is known or considered probable and the amount can be reasonably estimated. The Company has and may in the future enter into discussions regarding settlement of these matters, and may enter into settlement agreements if it believes it is in the best interest of the Company. Settlement by the Company or adverse decisions with respect to the matters disclosed, individually or in the aggregate, may result in liability material to the Company’s consolidated results of operations, financial condition or cash flows.

The Company had accruals of $34.7 million and $35.9 million, for the periods ending March 31, 2023 and December 31, 2022, respectively, for certain of its outstanding legal proceedings within Accrued and other current liabilities on its Condensed Consolidated Balance Sheet. The accrual is based on current information, legal advice and the potential impact of the outcome of one or more claims on related matters and may be adjusted in the future based on new developments. This accrual does not reflect a full range of possible outcomes for these proceedings or the full amount of any damages alleged, which are significantly higher. Furthermore, the Company may use Class A common stock as a consideration in any settlement. While the Company believes that additional losses beyond current accruals are likely, and any such additional losses may be significant, it cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

Lordstown was notified by its primary insurer under our post-merger directors and officers insurance policy that the insurer is taking the position that no coverage is available for the consolidated securities class action, various shareholder derivative actions, the consolidated stockholder class action, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York described below, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The insurer has identified other potential coverage issues as well. Excess coverage attaches only after the underlying insurance has been exhausted, and generally applies in conformance with the terms of the underlying insurance. Lordstown is analyzing the insurer’s position, and intends to pursue any available coverage under this policy and other insurance. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which could be significant. The insurers in our Side A D&O insurance program, providing coverage for individual directors and officers in derivative actions and certain other situations, have issued a reservation of rights letter which, while not denying coverage, has cast doubt on the availability of coverage for at least some individuals and/or claims.

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

On July 22, 2022, Karma filed a second motion for terminating sanctions against the Company and against Mr. Post based upon Mr. Post’s installation of anti-forensic software on his personal computers following his second deposition. Karma requested that the Court enter a default judgment on all claims against Mr. Post and the Company. Karma asked that, in the event terminating sanctions were not issued, the Court order a negative adverse inference on “remaining issues,” specifically that “Defendants Lordstown Motors Corp. and Darren Post shall be presumed to have misappropriated Karma’s trade secrets and confidential information, used Karma’s trade secrets and confidential information, and deliberately and maliciously destroyed evidence of their misappropriation and use of Karma’s trade secrets and confidential information in considering all damages and maliciousness.” The Court denied Karma’s second request for terminating sanctions in all respects.

On September 27, 2022, Karma filed an ex parte application to continue the trial date until January 2023. The Company opposed the request. On September 28, 2022, the Court denied Karma’s request to continue the trial. However, on October 26, following the receipt of the parties’ pretrial filings, the Court, on its own initiative vacated the December 6, 2022 trial date. The Court subsequently scheduled trial to begin on April 11, 2023. After one of the Company’s expert witnesses was diagnosed with a serious illness shortly before trial, the Court requested a continuance of the trial date. The trial is now scheduled for September 5, 2023.

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

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al. (Case No. 21-cv-604); Kelley, et al. v. Burns, et al. (Case No. 12-cv-724); Patterson, et al. v. Burns, et al. (Case No. 21-cv-910); and Sarabia v. Burns, et al. (Case No. 21-cv-1010)). The derivative actions in the District Court of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution of the motion to dismiss in the consolidated securities class action. On March 7, 2022, the court granted in part defendants' motion to stay, staying the action until the resolution of the motion to dismiss in the consolidated securities class action, but requiring the parties to submit a status report if the motion to dismiss was not resolved by September 3, 2022. The court further determined to dismiss without a motion, on the grounds that the claim was premature, plaintiffs' claim for contribution for violations of Sections 10(b) and 21D of the Exchange Act without prejudice. The parties filed a joint status report as required because the motion to dismiss in the consolidated securities class action was not resolved as of September 3, 2022. The parties filed additional court-ordered joint status reports on October 28, 2022, January 6, 2023 and April 3, 2023. On April 4, 2023, the Court ordered the parties to submit a letter brief addressing whether the Court should lift the stay. On April 14, 2023, the parties submitted a joint letter requesting that the Court not lift the stay. On April 17, 2023, the court lifted the stay and ordered the parties to meet and confer by May 8, 2023 and submit a proposed case-management plan. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

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

Two putative class action lawsuits were filed against former DiamondPeak directors and DiamondPeak Sponsor LLC on December 8 and 13, 2021 in the Delaware Court of Chancery (Hebert v. Hamamoto, et al. (C.A. No. 2021-1066); and Amin v Hamamoto, et al. (C.A. No. 2021-1085)). The plaintiffs purport to represent a class of investors in DiamondPeak and assert breach of fiduciary duty claims based on allegations that the defendants made or failed to prevent alleged misrepresentations regarding vehicle pre-orders and production timeline, and that but for those allegedly false and misleading disclosures, the plaintiffs would have exercised a right to redeem their shares prior to the de-SPAC transaction. On February 9, 2022, the parties filed a stipulation and proposed order consolidating the two putative class action lawsuits, appointing Hebert and Amin as co-lead plaintiffs, appointing Bernstein Litowitz Berger & Grossmann LLP and Pomerantz LLP as co-lead counsel and setting a briefing schedule for the motions to dismiss and motions to stay. The motions to stay were fully briefed as of February 23, 2022 and the court held oral argument on February 28, 2022. On

March 7, 2022, the court denied the motion to stay. On March 10, 2022, defendants filed their brief in support of their motion to dismiss. The motion to dismiss was fully briefed on April 27, 2022, and was scheduled for oral argument on May 10, 2022. On May 6, 2022, defendants withdrew the motion to dismiss without prejudice. On July 22, 2022, co-lead plaintiffs filed an amended class action complaint asserting similar claims. Defendants filed a motion to dismiss the amended class action complaint on October 14, 2022. Plaintiffs’ answering brief and Defendants’ reply brief were due on November 18 and December 9, 2022, respectively. Oral argument on the motion to dismiss was scheduled for January 6, 2023. On January 5, 2023, the defendants withdrew their motion to dismiss. On February 2, 2023, the court issued a case scheduling order setting forth pre-trial deadlines and a date for trial in March 2024. On February 3, 2023, defendants filed their answer to plaintiffs’ amended class action complaint. On February 7, 2023, plaintiffs served the Company, as a non-party, with a subpoena for certain information, which the Company responded to on February 21, 2023. Plaintiff and the Company, as a non-party, are currently meeting and conferring regarding the scope of the Company’s discovery obligations pursuant to the subpoena. The defendants intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

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

On January 26, 2023, we filed a petition in the Delaware Court of Chancery pursuant to Section 205 of the Delaware General Corporation Law (“DGCL”), which permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts and stock after considering a variety of factors, due to developments regarding potential interpretations of the DGCL. As previously disclosed, on March 24, 2022, we received a letter addressed to the Board from the law firm of Purcell & Lefkowitz LLP (“Purcell”) on behalf of three purported stockholders. Among other matters, the stockholder letter addressed the approval of our Charter at the special meeting of stockholders held on October 22, 2020, which included a 200 million share increase in the number of authorized shares of Class A common stock (the “2020 Class A Increase Amendment”), and was approved by a majority of the then-outstanding shares of both our Class A and Class B common stock, voting as a single class. The stockholder letter alleged that the 2020 Class A Increase Amendment required a separate vote in favor by at least a majority of the then outstanding shares of Class A common stock under Section 242(b)(2) of the DGCL, and that the 200 million shares in question were thus unauthorized. Following receipt of the stockholder letter, the Board undertook a review of the matters raised with the assistance of outside counsel not involved in the underlying transactions at issue and had determined, in reliance upon, among other things, advice of several law firms including a legal opinion of Delaware counsel, that the assertions regarding DGCL Section 242(b)(2) were wrong and that a separate class vote of the Class A common stock was not required to approve the 2020 Class A Increase Amendment. We continue to believe that a separate vote of Class A common stock was not required to approve the 2020 Class A Increase Amendment. However, in light of a recent decision of the Court of Chancery that created uncertainty regarding this issue, we filed a petition in the Court of Chancery pursuant to Section 205 seeking validation of the 2020 Class A Increase Amendment and the shares issued pursuant thereto to resolve any uncertainty with respect to those matters. In February 2023, the Court of Chancery held a hearing on our petition and, on February 28, 2023 issued an amended order granting the Company’s motion to validate each of the following and eliminate the uncertainty with respect thereto: (1) the 2020 Class A Increase Amendment and the Charter as of the time of filing with the Delaware Secretary of State, and (2) all shares of capital stock that we issued in reliance on the effectiveness of the 2020 Class A Increase Amendment and the Charter as of the date of such shares were issued.

NOTE 8 — RELATED PARTY TRANSACTIONS

The Company’s Board has adopted a written Related Party Transaction Policy that sets forth policies and procedures for the review and approval or ratification of any transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which exceeds $120,000 and in which any director, executive officer or beneficial owner of 5% or more of the Class A common stock had, has or will have a direct or indirect material interest (a “Related Party Transaction”). Pursuant to this policy, the Audit Committee of the Board (the “Audit Committee”) reviews and approves any proposed Related Party Transaction, considering among other factors it deems appropriate, whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Audit Committee may then approve or disapprove the transaction in its discretion. Any related person transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC.

Pursuant to the Investment Agreement described in Note 6 – Capital Stock and Loss Per Share, Foxconn’s beneficial ownership of Class A common stock exceeded 5% in November 2022 causing Foxconn to become a related party. The Company has entered into the Foxconn Transactions with Foxconn described under Note 1 – Description of Organization and Business Operations – Foxconn Transactions. See Note 9 – Subsequent Events – Foxconn Notice for additional information regarding the status of the Foxconn Transactions.

In August 2020, we entered into an emissions credit agreement with GM pursuant to which, and subject to the terms of which, until the completion of the first three annual production/model years wherein we produce vehicles at least ten months out of the production/model year, the counterparty will have the option to purchase such emissions credits as well as emissions credits from any other U.S. state, country or jurisdiction generated by vehicles produced by us not otherwise required by us to comply with emissions laws and regulations at a purchase price equal to 75% of the fair market value of such credits. While we have launched the Endurance as a 2023 model year, due to the production delays from early January to mid-April 2023, the failure to identify a strategic partner for the Endurance, and extremely limited ability to raise capital in the current market environment, we anticipate production of the Endurance will cease in the near future. Therefore, the duration of our obligations under this agreement will extend for several years and are ultimately dependent upon whether we are able to launch a new vehicle and the associated timing and/or our ability to obtain a strategic partner to support the scaling of the Endurance.

In November 2019, the Company entered into a transaction with Workhorse Group, for the purpose of obtaining certain intellectual property. In connection with granting this license, Workhorse Group received 10% of the outstanding Legacy Lordstown common stock, valued at $11.1 million, and was entitled to royalties of 1% of the gross sales price of the first 200,000 vehicle sales.

In November 2020, we prepaid the royalty payment of $4.75 million, representing an advance on the royalties discussed above, but only to the extent that the aggregate amount of such royalty fees exceeded the amount paid upfront.

Given that Workhorse Group technology is not being used in the Endurance and our strategic direction, inclusive of the transactions contemplated with Foxconn, we deemed it appropriate to terminate the royalty agreement. As such, we recorded a charge of $4.75 million during the year ended December 31, 2022 to write-off prepaid royalty.

NOTE 9 — SUBSEQUENT EVENTS

Nasdaq Notice

On April 19, 2023, the Company received the Nasdaq Notice indicating that, because the closing bid price for the Company’s Class A common stock had fallen below $1.00 per share for 30 consecutive business days (March 7, 2023 through April 18, 2023), the Company was no longer in compliance with the Bid Price Requirement.

Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a compliance cure period of 180 calendar days, or until October 16, 2023, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company’s Class A common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to October 16, 2023. If the Company does not regain compliance by October 16, 2023, the Company may be eligible for an additional grace period.

The Company is currently evaluating various courses of action to regain compliance with the Bid Price Requirement, including implementing a reverse stock split if such action is authorized by the Company’s stockholders. In anticipation of receipt of the Nasdaq Notice, on April 11, 2023, the Company filed a definitive proxy statement (the “Proxy Statement”) for the Company’s annual meeting of stockholders to be held on May 22, 2023 (the “Annual Meeting”) which included a proposal to amend the Charter, to effect a reverse stock split of the Company’s Class A common stock at a reverse stock split ratio ranging from 1:3 to 1:15, and to authorize the Company’s board of directors to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split (the “Reverse Stock Split Proposal”).

There can be no assurance that stockholders will approve the Reverse Stock Split Proposal at the Annual Meeting, that a reverse stock split, if implemented, will increase the market price of the Class A common stock in proportion to the reduction in the number of shares of Class A common stock outstanding before such reverse stock split or, even if it does, that such price will be maintained for any period of time. Additional information, including certain risks associated with the Reverse Stock Split Proposal, can be found in the Proxy Statement.

Foxconn Notice

On April 21, 2023, the Company received the Foxconn Notice (1) asserting that the Company was in breach of the Investment Agreement due to its previously disclosed receipt of the Nasdaq Notice indicating that the Company was no longer in compliance with the Bid Price Requirement and (2) purporting to terminate the Investment Agreement if the breach is not cured within 30 days. In response, the Company notified Foxconn in writing on April 25, 2023 that (1) it believes the breach allegations in the Foxconn Notice are without merit, (2) the Investment Agreement, by its terms, does not permit Foxconn to terminate it following the Initial Closing, and (3) in any event, Foxconn cannot exercise termination rights because Foxconn has breached the Investment Agreement by failing to use necessary efforts to agree upon the EV Program budget and EV Program milestones to facilitate the Subsequent Preferred Funding.

On May 1, 2023, after having publicly disclosed the Foxconn Notice, the Company received the Second Foxconn Notice (1) indicating that Foxconn agrees that it is unable to terminate the Investment Agreement after the Initial Closing, (2) asserting that the Nasdaq Notice constitutes a breach of a representation that is a condition to the Subsequent Common Closing and, therefore, Foxconn is not obligated to consummate the Subsequent Common Closing until such breach is cured, and (3) asserting that the Company’s claims regarding Foxconn’s breach of the Investment Agreement with respect to the EV Program and Subsequent Preferred Funding are without merit.

The Company continues to believe that the breach allegations by Foxconn are without merit, and Foxconn is obligated to complete the Subsequent Common Closing on or before May 8, 2023. The Company intends to enforce its contractual rights and remedies under the Investment Agreement, including with respect to Foxconn’s breach regarding the EV Program budget and EV Program milestones, its funding obligations and its knowing and intentional efforts to invalidly terminate the Investment Agreement without any basis and withhold critical funding to the material detriment of the Company.

The Company is in discussions with Foxconn to seek a resolution regarding these matters; however, to date, the parties are at an impasse and Foxconn has indicated that it does not intend the close the Subsequent Common Closing on May 8, 2023 and we do not expect Foxconn to provide its approval to the EV Program budget and EV Program milestones by May 7, 2023. No assurances can be given that the parties will reach a resolution of these matters or that any such resolution will allow the Subsequent Common Closing or the Subsequent Preferred Funding to occur on a timely basis. If the Subsequent Common Closing is delayed or such fundings do not occur, the Company will be deprived of critical funding necessary for its operations. The Company is evaluating its legal and financial alternatives in the event a resolution is not reached.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Cautionary Note Regarding Forward-Looking Statements" and Part I – Item 1A. Risk Factors in our Form 10-K and under Part II – Item 1A. Risk Factors below for a discussion of these risks and uncertainties, including without limitation, with respect to our estimated production timeline, need for additional financing and the risks related to effectively implementing and realizing the benefits of the Foxconn Transactions.

Our mission is to accelerate adoption and to be a catalyst in the transition of commercial fleets to all-EVs for a more sustainable future. We are an EV innovator focused on developing high-quality light-duty work vehicles. We believe we are one of the only North American light duty OEMs focused solely on EVs for commercial fleet customers. We believe the large commercial fleet market presents a unique opportunity for vehicles designed specifically for the needs of these customers. Our strategy is designed to accelerate the launch of new commercial EVs. This includes working on our own vehicle programs as well as partnering with third parties, including Foxconn and its affiliates, as we seek to leverage our vehicle development experience, our proprietary and open-source and other non-proprietary technologies, our existing Endurance vehicle platform, and potentially new vehicle platforms to drive commonality and scale, and more efficiently develop and launch EVs, to enhance capital efficiency and achieve profitability.

In the fourth quarter of 2021, we entered into agreements with Foxconn (see Note 1 – Description of Organization and Business Operations), that resulted in more than $280 million in funding for the Company.

The Foxconn Transactions were part of a shift in our business strategy from a vertically integrated OEM designer, developer and manufacturer of EVs into a less capital-intensive OEM business focused on designing, developing, engineering, testing, industrializing, and launching vehicles in partnership with Foxconn. Since October of 2021, Foxconn has invested approximately $103 million in our Class A common stock and Preferred Stock.

Pursuant to the Investment Agreement with Foxconn, described above and in Note 6 – Capital Stock and Loss Per Share, Foxconn agreed to provide up to $117.3 million of additional funding, subject to conditions, including satisfaction of certain EV Program budget and EV Program milestones as set forth in the Investment

Agreement. Proceeds from the Preferred Stock may only be used in connection with the EV Program or any substitute or replacement electric vehicle program as agreed to by Foxconn and the Company.

On November 22, 2022, Foxconn purchased approximately $22.7 million of Class A common stock and $30 million of Preferred Stock in the Initial Closing. The Investment Agreement provides for the Subsequent Common Closing at which time Foxconn is required to purchase approximately 26.9 million shares of Class A common stock for approximately $47.3 million. The Subsequent Common Closing is to occur within 10 business days following the parties’ receipt of CFIUS Clearance and subject to satisfaction of the other conditions set forth in the Investment Agreement (which the Company believes have been or will be satisfied). CFIUS Clearance was received on April 25, 2023, which means the Subsequent Common Closing is to occur on or before May 8, 2023. The Company is ready, willing and able to complete the Subsequent Common Closing on a timely basis.

In addition, following the parties’ agreement to the EV Program budget and the EV Program milestones and satisfaction of those EV Program milestones and other conditions set forth in the Investment Agreement, Foxconn is to purchase in two tranches, a total of 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share for aggregate proceeds of $70 million. The parties agreed to use commercially reasonable efforts to agree upon the EV Program budget and EV Program milestones no later than May 7, 2023.

The completion of the Subsequent Common Closing and the Subsequent Preferred Funding would provide critical liquidity for the Company’s operations, but the Company’s dispute with Foxconn means there is substantial uncertainty that such funding can be obtained. See Note 9 – Subsequent Events - Foxconn Notices. The Company is in discussions with Foxconn to seek a resolution regarding these matters; however, to date, the parties are at an impasse and Foxconn has indicated that it does not intend the close the Subsequent Common Closing on May 8, 2023 and we do not expect Foxconn to provide its approval to the EV Program budget and EV Program milestones by May 7, 2023. No assurances can be given that the parties will reach a resolution of these matters or that any such resolution will allow the Subsequent Common Closing or the Subsequent Preferred Funding to occur on a timely basis. If the Subsequent Common Closing is delayed or such fundings do not occur, the Company will be deprived of critical funding necessary for its operations.

Since inception, we have been developing our flagship vehicle, the Endurance™, an electric full-size pickup truck. In the third quarter of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly in September. The Company subsequently completed homologation and testing and received required certifications enabling us to begin sales in the fourth quarter of 2022. The rate of Endurance production remained very low during the fourth quarter of 2022 as we addressed launch-related issues that are often discovered as an entirely new vehicle begins operating in new and different environments by customers. Those challenges continued into the first quarter of 2023 as performance and quality issues with certain suppliers’ components led us to temporarily pause production and customer deliveries until mid-April 2023. Some of these issues were discovered by us or our suppliers, though some were experienced by our initial customers. In this regard, we filed paperwork with NHTSA to voluntarily recall the Endurance to address these supplier quality issues. Production will remain at a very low rate as we continue to address any remaining, and to the extent we discover new, Endurance performance and component quality issues, manage ongoing supply chain constraints with key components, including hub motor components, and conserve funding given the high BOM cost.

Any further disruptions caused by one or more of these factors could lead to further pauses in vehicle builds or delivery of completed vehicles, or future recalls. We continue to evaluate the merits of producing and selling vehicles to customers in order to seed the commercial fleet market, demonstrate the capabilities of the Endurance, and support our OEM partnership pursuits. Due to the production delays from early January to mid-April 2023, the failure to identify a strategic partner for the Endurance, and extremely limited ability to raise capital in the current market environment, we anticipate production of the Endurance will cease in the near future.

As a result of having insufficient capital to execute our business plan, we have made and are continuing to make trade-offs with respect to how we allocate our capital, including substantially limiting investments in tooling, other aspects of the Endurance and our operations. The trade-offs we are making, including related to hard tooling, have and are likely to continue to result in higher costs for the Company in the future and are likely to slow or impair future design enhancements or options we may otherwise seek to make available to Endurance customers. As a further result, our ability to establish multi-year production volumes consistent with our suppliers’ expectations is limited. These factors, among others, result in a BOM cost for the Endurance that is, and will continue to be, significantly higher than the current selling price. We have identified significant piece price savings from future investments that we could seek to realize over time. While we believe we will be able to achieve cost improvements over time if we are able to obtain a strategic partner to provide additional capital or other support to scale the Endurance, we do not anticipate reaching a positive gross margin until or unless we are able to make the investments and design enhancements to reduce the BOM cost. However, no assurances can be made regarding our ability to successfully identify and implement actions that will lower the Endurance BOM cost, including that we will have sufficient capital to make these investments, or that our suppliers will be willing or able to manufacture the tools or the parts.

We are seeking strategic partners, including other automakers, to provide additional capital or other support to enable us to scale the Endurance program and to develop new vehicle programs in cooperation with Foxconn or otherwise. To date, we have not identified a strategic partner for the Endurance.

Our current sales and marketing efforts have been focused on direct sales through our subsidiary, Lordstown EV Sales, LLC, to commercial fleet operators and fleet management companies rather than through third-party dealerships. Our expected limited production levels and the fact that we have not achieved consistent serial production has made it more difficult to get support from commercial fleets or fleet management companies in the marketing, sale and distribution of the Endurance.

As of March 31, 2023, property, plant, and equipment was reviewed for potential impairment for recoverability by comparing the carrying amount of our asset group to estimated undiscounted future cash flows expected to be generated by the asset group. As the carrying amount of our asset group exceeds its estimated undiscounted future cash flows, we recognized an impairment charge of $109.8 million for the three months ended March 31, 2023 based on the difference between the carrying value of the fixed assets and their fair value as of March 31, 2023. The fair value was derived from the Company's enterprise value at the time of impairment as we believe it represents the most appropriate fair value of the asset group in accordance with accounting guidance. Additional impairments could occur in future periods and may be significant.

The Company’s ability to raise capital is currently severely limited due to the current market environment and Company specific factors. Therefore, notwithstanding management’s plans and efforts to date, there continues to be substantial doubt about the Company’s ability to continue as a going concern. If we are unable to resolve our dispute with Foxconn in a timely manner on terms that allow us to continue operating as planned, identify other sources of funding, identify a strategic partner and resolve our significant contingent liabilities, we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

See Part I – Item 1A. Risk Factors of our Form 10-K and Part II – Item 1A. Risk Factors below for further discussion of the risks associated with the capital required to execute our business plan and our ability to continue as a going concern and consummation of the Foxconn Transactions, among other risks.

Results of Operations for the three months ended three months ended March 31, 2023 and 2022

(in thousands)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Net sales	$189	$—
Cost of sales	30,811	—
Operating Expenses
Selling, general and administrative expenses	14,686	26,019
Research and development expenses [1]	14,425	61,864
Impairment of property plant & equipment, prepaids and intangibles	114,440	—
Total operating expenses	$143,551	$87,883
Loss from operations	$(174,174)	$(87,883)
Other income (expense)	64	(1,492)
Interest income	2,391	(258)
Loss before income taxes	$(171,719)	$(89,633)
Income tax expense	—	—
Net loss	(171,719)	(89,633)
Less preferred stock dividend	(605)	—
Net loss attributable to common shareholders	$(171,114)	$(89,633)

Revenue and Cost of Sales

The Company completed homologation and testing and received required certifications enabling sales of the Endurance to begin in the fourth quarter of 2022. We experienced performance and quality issues with certain Endurance components that led us to temporarily pause production and customer deliveries from early January through the middle of April 2023. As a result, we sold only three vehicles during the first quarter of 2023.

Cost of sales totaled $30.8 million for the three months ended March 31, 2023, consisting of $3.6 million in costs associated with producing the Endurance, including direct materials net of an adjustment to inventory to NRV, product warranty accruals and other costs related to selling and delivering the vehicles. The Company recorded $7.5 million in manufacturing depreciation for the three months ended March 31, 2023. In light of the fact that we anticipate production of the Endurance will cease in the near future, the Company has revised its estimate of the useful life of manufacturing assets, shortening the depreciation period to July 31, 2023. Accordingly, as of April 1, 2023, depreciation on these assets was revised to account for this change in estimate that will result in substantially higher depreciation. Additionally, for the three months ended March 31, 2023 the Company recorded a $19.8 million inventory reserve to reflect NRV. See Note 2 — Summary of Significant Accounting Policies and Note 4 — Property, Plant and Equipment regarding depreciation and inventory charges.

Selling, General and Administrative Expense

Selling, general and administration expenses (“SG&A”) of $14.7 million during the three months ended March 31, 2023 consisted primarily of $8.3 million in personnel and professional fees, $3.0 million in legal fees, and $1.5 million in insurance premiums. Compared to the first quarter of 2022, SG&A was $11.3 million lower, due primarily to decreases of $3.0 million in legal fees, $3.0 million in consulting and non-legal professional fees, $1.6 million in insurance premiums and $1.1 million in personnel costs.

Research and Development Expense

Research and development (“R&D”) expenses were $14.4 million during the three months ended March 31, 2023, compared to $61.9 million in the same period in 2022. The significant decrease was due to the elimination of the costs associated with operating the Lordstown, Ohio facility, which was sold on May 11, 2022, as discussed in Note 1 – Description of Organization and Business Operations. During the first quarter of 2022, the total costs associated with operating the plant were $40.5 million, consisting primarily of $19.3 million in prototype components, $10.2 million in personnel and professional fees, $5.6 million in freight, and $5.4 million in utilities and other general costs. Included in R&D for the first quarter of 2023 are $14.4 million of expenses for the ongoing development and engineering work associated with the Endurance and future programs, consisting of $9.7 million in personnel costs, $2.2 million for outside engineering and consulting services and $2.5 million in prototype components and other testing and development supplies. For the period ended March 31, 2022, the Company’s development and engineering costs were $21.3 million, including $7.3 million in personnel costs, $9.7 million in outside engineering and consulting services, and $4.4 million in prototype components and other testing and development supplies.

Impairment of fixed assets

Property, plant, and equipment is periodically reviewed for potential impairment for recoverability by comparing the carrying amount of our asset group to estimated undiscounted future cash flows expected to be generated by the asset group. As the carrying amount of our asset group exceeds its estimated undiscounted future cash flows, we recognized a $109.8 million impairment charge for the three months ended March 31, 2023 based on the difference between the carrying value of the fixed assets and their fair value as of March 31, 2023. The fair value was derived from the Company’s enterprise value at the time of impairment as we believe it represents the most appropriate fair value of the asset group in accordance with accounting guidance. There was no impairment charge recognized for the same period in 2022. Additional impairments could occur in future periods and may be significant.

Liquidity and Capital Resources

We had cash, cash equivalents and short-term investments of approximately $176.7 million and an accumulated deficit of $998.9 million at March 31, 2023 and a net loss of $171.7 million for the three months ended March 31, 2023.

In September of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly. The rate of Endurance production remained very low during the fourth quarter of 2022 as we addressed launch-related issues that are often discovered as an entirely new vehicle begins operating in new and different environments by customers. Those challenges continued into the first quarter of 2023 as performance and quality issues with certain suppliers’ components led us to temporarily pause production and customer deliveries until mid-April 2023. Production will remain at a very low rate as we continue to address any remaining, and to the extent we discover new, Endurance performance and component quality issues, manage ongoing supply chain constraints with key components, including hub motor components, and conserve funding given the high BOM cost. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. As a result of having insufficient capital to execute our business plan, we have made and are continuing to make trade-offs with respect to how we allocate our capital, including substantially limiting investments in tooling, other aspects of the Endurance and our operations. The trade-offs we are making, including related to hard tooling, have and are likely to continue to result in higher costs for the Company in the future and are likely to slow or impair future design enhancements or options we may otherwise seek to make available to Endurance customers. The performance and component quality and other supplier issues we have experienced with the Endurance have caused us to incur significant research and development expenses after the launch. Although there has been some improvement in the first quarter of 2023, the Company continues to manage challenges with its supply chain, including part pedigree and availability. See Part I - Item 1A. Risk Factors in our Form 10-K and Part II - Item 1A. Risk Factors below for further discussion of the risks associated with disruptions to the supply chain.

We also have meaningful exposure to material losses and costs related to ongoing litigation and regulatory proceedings for which insurance coverage has been denied for certain claims and may be unavailable for those and other claims. While we have engaged and continue to engage in discussions with the parties in these proceedings, we have not been able to reach a resolution of these matters. See Note 7 – Commitments and Contingencies for additional information and Part II - Item 1A. Risk Factors.

We need significant additional funding in the near term to execute our business plan, including to scale the Endurance and develop new vehicles, and to maintain our targeted minimum liquidity of $75 to $100 million.

Our ability to obtain additional financing is extremely limited under current market conditions, in particular for our industry, and also influenced by other factors including the significant amount of capital required, the Foxconn dispute, the fact that the BOM cost of the Endurance is currently, and expected to continue to be, substantially higher than our selling price, uncertainty surrounding the performance of any vehicle produced by us, meaningful exposure to material losses and costs related to ongoing litigation and the SEC investigation, the Nasdaq Notice, the market price of our stock and potential dilution from the issuance of any additional securities. To date, we have not identified a strategic partner for the Endurance. To the extent we do not identify such a partner, we anticipate that production of the Endurance will cease in the near future. As a result of these uncertainties, there is substantial doubt regarding our ability to continue as a going concern. If we are unable to resolve our dispute with Foxconn in a timely manner on terms that allow us to continue operating as planned, identify other sources of funding, identify a strategic partner and resolve our significant contingent liabilities, we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

As discussed under Note 6 – Capital Stock and Loss Per Share, on November 7, 2022, the Company entered into the Sales Agreement for the ATM Offering with Jefferies, pursuant to which the Company may offer and sell up to approximately 50.2 million shares of its Class A common stock from time to time through Jefferies. In the future, additional sales will depend on a variety of factors, including the sales price of the Class A common stock being at least $1.00, higher than our current stock price, and our ability to maintain compliance with exchange listing requirements, which as of April 19, 2023, we were not (see Note 9 – Subsequent Events – Nasdaq Notice). Even if the Company had the ability under the Sales Agreement to issue additional shares of Class A common stock, no assurances can be given that it would sell any shares of Class A common stock under the Sales Agreement, or, if it does, as to the price or amount of the shares that it sells or the dates when such sales will take place. Even if additional funds are raised under the ATM Offering, the Company will require additional financing to execute its business plan.

Pursuant to the Investment Agreement with Foxconn, described above and in Note 6 – Capital Stock and Loss Per Share and Note 9 – Subsequent Events – Foxconn Notice, Foxconn has agreed to provide up to $117.3 million of additional funding, subject to conditions, including establishment of the EV Program budget and EV Program milestones and satisfaction of the EV Program milestones as set forth in the Investment Agreement. Proceeds from the Preferred Stock may only be used in connection with the EV Program or any substitute or replacement electric vehicle program as agreed to by Foxconn and the Company. The completion of the Subsequent Common Closing and the Subsequent Preferred Funding would provide critical liquidity for the Company’s operations, but the Company’s dispute with Foxconn means there is substantial uncertainty that such funding can be obtained. See Note 9 – Subsequent Events - Foxconn Notices. The Company continues to believe that the breach allegations by Foxconn are without merit, and Foxconn is obligated to complete the Subsequent Common Closing on or before May 8, 2023. The Company intends to enforce its contractual rights and remedies under the Investment Agreement, including with respect to Foxconn’s breach regarding the EV Program budget and EV Program milestones, its funding obligations and its knowing and intentional efforts to invalidly terminate the Investment Agreement without any basis and withhold critical funding to the material detriment of the Company. The Company is in discussions with Foxconn to seek a resolution regarding these matters; however, to date, the parties are at an impasse and Foxconn has indicated that it does not intend the close the Subsequent Common Closing on May 8, 2023 and we do not expect Foxconn to provide its approval to the EV Program budget and EV Program milestones by May 7, 2023. No assurances can be given that the parties will reach a resolution of these matters or that any such resolution will allow the Subsequent Common Closing or the Subsequent Preferred Funding to occur on a timely basis. If the Subsequent Common Closing is delayed or such fundings do not occur, the Company will be deprived of critical funding necessary for its operations. The Company is evaluating its legal and financial alternatives in the event a resolution is not reached.

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

See Risk Factors under Part I - Item 1A. of our Form 10-K and Part II – Item 1A. Risk Factors below for further discussion of the risks associated with our need for additional financing and loss exposures, among other risks.

Summary of Cash Flows

The following table provides a summary of Lordstown’s cash flow data for the period indicated:

(in thousands)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Net Cash used in operating activities	$(38,116)	$(69,033)
Net Cash provided by (used in) investing activities	$24,844	$(21,896)
Net Cash provided by financing activities	$—	$50,477

Net Cash Used by Operating Activities

For the three months ended March 31, 2023 compared to 2022, net cash used in operating activities decreased by $30.9 million. The net loss increased $82.0 million from the first quarter of 2022 to the first quarter of 2023, due to $141.9 million in non-cash charges related to the impairment of property, plant, and equipment, depreciation, and write down of inventory and prepaids. The overall decrease in cash used in operating activities during the first quarter of 2023 compared to the same period in 2022 was primarily due to lower SG&A and R&D expense as discussed in the results of operations, partially offset by changes in working capital.

Net Cash Provided by (Used in) Investing Activities

For the three months ended March 31, 2023 compared to 2022, cash used in investing activities increased $46.7 million primarily due to maturities of short-term investments during the three months ended 2023 compared to the same period of 2022.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2023 compared to 2022, cash flows from financing activities decreased $50.4 million. There were no financing transactions during the three months ended March 31, 2023 compared to 2022. The financing activities during the first quarter related to the $50.0 million down payment received from Foxconn.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements for more information about recent accounting pronouncements, the timing of their adoption, and management’s assessment, to the extent they have made one, of their potential impact on Lordstown’s financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On March 31, 2023, we had cash, cash equivalents and short-term investments of approximately $176.7 million. We believe that a 10 basis point change in interest rates is likely in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

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

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 7 - Commitments and Contingencies of the notes to the Condensed Consolidated Financial Statements.

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

We are in a dispute with Foxconn regarding the matters asserted in the Foxconn Notices and if we are unable to resolve the dispute in a timely manner to obtain the benefits we expect under the Investment Agreement, we may not be able to raise the additional funding from Foxconn that is critical to operations which will have a material adverse effect on our business, financial condition and prospects and we will be required to substantially curtail or may cease operations or file for bankruptcy protection.

Under the Investment Agreement, Foxconn agreed to make additional equity investments in the Company through the purchase of $70 million of Class A common stock and $100 million of Preferred Stock, subject to certain conditions. On November 22, 2022, the parties completed the Initial Closing under the Investment Agreement, pursuant to which Foxconn purchased approximately $22.7 million of Class A common stock and $30 million of Preferred Stock.

The Investment Agreement provides for the Subsequent Common Closing, at which time Foxconn is required to purchase approximately 26.9 million shares of Class A common stock for approximately $47.3 million. The Subsequent Common Closing is to occur within 10 business days following the parties’ receipt of CFIUS Clearance and subject to satisfaction of the other conditions set forth in the Investment Agreement (which the Company believes have been or will be satisfied). CFIUS Clearance was received on April 25, 2023, which means the Subsequent Common Closing is to occur on or before May 8, 2023. The Company is ready, willing and able to complete the Subsequent Common Closing on a timely basis.

In addition, following the parties’ agreement to the EV Program budget and EV Program milestones and satisfaction of such milestones and other conditions set forth in the Investment Agreement, Foxconn is to purchase in two tranches, a total of 0.7 million additional shares of Preferred Stock at a purchase price of

$100 per share for aggregate proceeds of $70 million. The parties agreed to use commercially reasonable efforts to agree upon the EV Program budget and EV Program milestones no later than May 7, 2023.

On April 21, 2023, the Company received the Foxconn Notice (1) asserting that the Company was in breach of the Investment Agreement due to its previously disclosed receipt of the Nasdaq Notice indicating that the Company was no longer in compliance with the Bid Price Requirement, and (2) purporting to terminate the Investment Agreement if the breach is not cured within 30 days. In response, the Company notified Foxconn in writing on April 25, 2023 that (1) it believes the breach allegations in the Foxconn Notice are without merit, (2) the Investment Agreement by its terms, does not permit Foxconn to terminate the Investment Agreement following the Initial Closing, and (3) in any event, Foxconn cannot exercise termination rights because Foxconn has breached the Investment Agreement by failing to use necessary efforts to agree upon the EV Program budget and EV Program milestones to facilitate the Subsequent Preferred Funding.

On May 1, 2023, after having publicly disclosed the Foxconn Notice, the Company received the Second Foxconn Notice (1) indicating that Foxconn agrees that it is unable to terminate the Investment Agreement after the Initial Closing, (2) asserting that the Nasdaq Notice constitutes a breach of a representation that is a condition to the Subsequent Common Closing and, therefore, Foxconn is not obligated to consummate the Subsequent Common Closing until such breach is cured, and (3) asserting that the Company’s claims regarding Foxconn’s breach of the Investment Agreement with respect to the EV Program and Subsequent Preferred Funding are without merit.

The Company continues to believe that the breach allegations by Foxconn are without merit, and Foxconn is obligated to complete the Subsequent Common Closing on or before May 8, 2023. The Company intends to enforce its contractual rights and remedies under the Investment Agreement, including with respect to Foxconn’s breach regarding the EV Program budget and EV Program milestones, its funding obligations and its knowing and intentional efforts to invalidly terminate the Investment Agreement without any basis and withhold critical funding to the material detriment of the Company.

The Company is in discussions with Foxconn to seek a resolution regarding these matters; however, to date, the parties are at an impasse and Foxconn has indicated that it does not intend the close the Subsequent Common Closing on May 8, 2023 and we do not expect Foxconn to provide its approval to the EV Program budget and EV Program milestones by May 7, 2023. No assurances can be given that the parties will reach a resolution of these matters or that any such resolution will allow the Subsequent Common Closing or the Subsequent Preferred Funding to occur on a timely basis. If the Subsequent Common Closing is delayed or such fundings do not occur, the Company will be deprived of critical funding necessary for its operations. The Company is evaluating its legal and financial alternatives in the event a resolution is not reached.

There can be no assurance that we will be able to successfully or timely enforce our rights under the Investment Agreement. In addition, the pending dispute creates uncertainty with respect to our prospects for developing future vehicles with and outsourcing our Endurance production to Foxconn, any funding from other sources, our supplier arrangements and for our employees and may entail substantial costs and diversion of personnel’s attention and resources due to these matters, each of which could have a material adverse effect on our business and prospects.

If the dispute is not resolved in a timely manner, we may not be able to raise the additional funding from Foxconn that is critical to our operations which would have a material adverse effect on our business, financial condition and prospects. There is substantial doubt about our ability to continue as a going concern, we need significant additional financing and our ability to raise additional capital is extremely limited. If we are unable to resolve our dispute with Foxconn in a timely manner on terms that allow us to continue operating as planned, identify other sources of funding, identify a strategic partner and resolve our significant contingent liabilities, we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain.

Even if the dispute raised by the Foxconn Notice is resolved and we complete the Subsequent Common Closing, we may be unable to establish the EV Program budget and EV Program milestones and achieve such milestones that will be conditions to the Subsequent Preferred Funding. Further, implementation of the EV Program will require substantial funding beyond the amounts contemplated by the Investment Agreement and effective cooperation by the parties to establish plans, processes, a budget and milestones and to timely and effectively fulfill these commitments. Our ability to undertake these actions depends on many variables, which could include establishment and satisfaction of EV Program milestones and other conditions required to be met at the time of funding, and our ability to utilize the designs, engineering data and other foundational work of Foxconn, its affiliates, and other members of the MIH consortium as well as other parties, and that all such parties adhere to timelines to develop, commercialize, industrialize, homologate and certify a vehicle in North America, along with variables that are out of the parties’ control, such as technology, innovation, adequate funding, supply chain and other economic conditions, competitors, customer demand and other factors. If we are unable to obtain the additional funding that is needed or the parties are otherwise unable to successfully complete the steps required by the EV Program on a timely basis, our business plan, prospects, financial condition and results of operations could be materially and adversely impaired.

There is substantial doubt about our ability to continue as a going concern and, if we are unable to resolve our dispute with Foxconn in a timely manner on terms that allow us to continue operating as planned, identify other sources of funding, identify a strategic partner and resolve our significant contingent liabilities, we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code.

There is substantial doubt about our ability to continue as a going concern. The design, manufacture and sale of vehicles requires substantial capital and is a complex business. We have incurred significant losses since inception and our business plan to design, produce, sell and service the Endurance and additional vehicles requires substantial additional capital in the near term.

Our ability to continue as a going concern is dependent on our ability to effectively resolve our dispute with Foxconn and implement and realize the benefits of the Foxconn Transactions, raise substantial additional capital, scale the production of the Endurance and develop additional vehicles. The Company’s current level of cash, cash equivalents and short-term investments are not sufficient to execute our business plan. For the foreseeable future, we will incur significant operating expenses, capital expenditures and working capital funding that will deplete our cash on hand. As a result of having insufficient capital to execute our business plan, we have made and are continuing to make trade-offs with respect to how we allocate our capital, including substantially limiting investments in tooling, other aspects of the Endurance and our operations. The trade-offs we are making, including related to hard tooling, have and are likely to continue to result in higher costs for the Company in the future and are likely to slow or impair future design enhancements or options we may otherwise seek to make available to Endurance customers.

We also have meaningful exposure to material losses and costs related to ongoing litigation and regulatory proceedings for which insurance coverage has been denied for certain claims and may be unavailable for those and other claims. While we have engaged and continue to engage in discussions with the parties in these proceedings, we have not been able to reach a resolution of these matters. See Note 7 – Commitments and Contingencies for additional information.

We entered into the Investment Agreement to facilitate additional funding from Foxconn; however, the availability of this funding is subject to significant uncertainty, as discussed above. We also entered into the Sales Agreement for the ATM Offering under which we may sell up to approximately 50.2 million shares of Class A common stock from time to time through at-the-market offerings by Jefferies, as agent. In the future, any additional sales will depend on a variety of factors, including the sales price of the Class A common stock being at least $1.00, higher than the current price, and continued compliance with exchange listing requirements. No assurance can be given that the Company would sell any shares of Class A common stock under the Sales Agreement, or, if it does, as to the price or amount of the shares that it sells or the dates when such sales will take place and, even if additional funds are raised under the ATM Offering, the Company will require additional financing to execute its business plan.

Even if the ATM Offering resumes and is successful, and we receive all the funds contemplated by the Investment Agreement, we need significant additional funding to execute our business plan, including production of the Endurance and developing other vehicles, due to the capital required to complete testing and validation, purchase the raw materials and vehicle components for saleable vehicles, invest in tooling and equipment and fund future engineering, operating and corporate expenditures, and address contingent liabilities.

We received the Nasdaq Notice regarding our non-compliance with the Nasdaq listing requirements on April 19, 2023 and we are currently evaluating various courses of action to regain compliance with the Bid Price Requirement (see Note 9 – Subsequent Events – Nasdaq Notice). No assurance can be given that the Company will regain compliance or, if regains compliance, that it will remain in compliance for any period of time.

In an effort to alleviate these conditions, our management continues to seek and evaluate opportunities to raise additional funds through the issuance of equity or debt securities, asset sales, through arrangements with strategic partners or through financing from government or financial institutions and seek strategic partners to scale the Endurance program or develop other vehicles. We have engaged a financial advisor to advise the Company on additional financing alternatives.

Our ability to obtain additional financing is extremely limited under current market conditions, in particular for our industry, and also influenced by other factors including the significant amount of capital required, the Foxconn dispute, the fact that the BOM cost of the Endurance is currently, and expected to continue to be, substantially higher than our selling price, uncertainty surrounding the performance of any vehicle produced by us, meaningful exposure to material losses and costs related to ongoing litigation and the SEC investigation, the Nasdaq Notice, the market price of our stock and potential dilution from the issuance of any additional securities. To date, we have not identified a strategic partner for the Endurance and there can be no assurance that we will do so. To the extent we do not identify such a partner, we anticipate that production of the Endurance will cease in the near future. Further, there can be no assurance that such financing would be available to us on favorable terms or at all. If we are unable to resolve our dispute with Foxconn in a timely manner on terms that allow us to continue operating as planned, identify other sources of funding, identify a strategic partner and resolve our significant contingent liabilities, we may need to further curtail or cease operations and seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.

Doubts about our ability to continue as a going concern have and could continue to impact our relationships with our suppliers, vendors, and other third parties and our ability to obtain, maintain or renew agreements with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any loss of key personnel, employee attrition or material erosion of employee morale arising out of doubts about our ability to operate as a going concern could have a material adverse effect on our ability to effectively conduct our business, and could impair our ability to execute our business plan, thereby having a material adverse effect on our business, financial condition and results of operations.

In the event we pursue bankruptcy protection, we will be subject to the risks and uncertainties associated with such proceedings.

Given our current financial condition, we have engaged advisors to assist the Company in considering the strategic alternatives available to the Company, which may include filing for bankruptcy protection. While we have not initiated bankruptcy proceedings, we caution that trading in our Class A common stock is highly speculative and poses substantial risks relating to the potential of bankruptcy proceedings. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings.

In the event we file for bankruptcy protection, the value that will be available to our various stakeholders, including our creditors and stockholders, is uncertain and our operations, our ability to develop and execute our business plan, our continuation as a going concern, and our ability to generate value for stakeholders, if any, will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization or liquidation, or to negotiate and consummate a sale or other transaction with a third party; the potentially high costs of bankruptcy proceedings and related fees; the sufficiency of the company’s cash on hand and ability to obtain sufficient financing to allow us to conduct our business during the bankruptcy proceedings, confirm a plan of reorganization or sell some or all of our assets during the bankruptcy proceedings in orderly fashion, emerge from bankruptcy and execute our business plan post-emergence (should we emerge), and our ability to comply with terms and conditions of any such financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our suppliers, vendors, customers and other third parties; our ability to obtain, maintain or renew agreements that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to force us to into Chapter 7 proceedings, rather than Chapter 11 proceedings; and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings associated with the bankruptcy process could result in prolonged operational disruption for the Company, increase the costs and risks associated with the bankruptcy process, and diminish the value, if any, that is available to our various stakeholders (including creditors and stockholders). Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek bankruptcy protection we will emerge from bankruptcy protection as a going concern or be able to sell some or all or our assets in orderly fashion, that we will otherwise realize any significant value for our assets, or that our creditors or stockholders (including holders of our Class A common stock) will receive any recovery from any bankruptcy proceedings.

In the event we do not elect or are unable to pursue bankruptcy protection under Chapter 11 of the Bankruptcy Code, or, if pursued, that we are not able to successfully sell all or some of our assets in orderly fashion or to successfully emerge from Chapter 11 proceedings, it may be necessary to pursue bankruptcy protection under Chapter 7 of the Bankruptcy Code for all or a part of our business.

In the event we do not elect or are unable to pursue bankruptcy protection under Chapter 11 of the Bankruptcy Code, or, if pursued, that we are not able to successfully sell all or some of our assets in orderly fashion or to, successfully emerge from Chapter 11 proceedings, it may be necessary for us to pursue bankruptcy protection under Chapter 7 of the Bankruptcy Code for all or a part of our businesses. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. Although the value, if any, that would be available to any of our various stakeholders (including creditors and stockholders) would be uncertain in any bankruptcy proceeding, we believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.

We face risks and uncertainties related to ongoing and potential future litigation and claims, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses and these contingencies have impaired and continue to impair our ability to obtain financing.

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

Our insurers have asserted a denial of coverage under the main tower of our director and officer insurance program with respect to numerous ongoing matters, including the consolidated securities class action, various shareholder derivative actions, the consolidated stockholder class action, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The insurer has identified other potential coverage issues as well. Excess coverage attaches only after the underlying insurance has been exhausted, and generally applies in conformance with the terms of the underlying insurance. We are analyzing the insurer’s position, and intend to pursue any available coverage under this policy and other insurance. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which could be significant. The insurers in our Side A D&O insurance program, providing coverage for individual directors and officers in derivative actions and certain other situations, have issued a reservation of rights letter which, while not denying coverage, has cast doubt on the availability of coverage for at least some individuals and/or claims.

In addition, in the event the Company pursues bankruptcy protection, we may be subject to additional litigation or other claims related to a bankruptcy or dissolution and liquidation, and resolution of outstanding claims will be subject to the bankruptcy process.

At this time, the Company cannot predict the results of many of the current proceedings, and future resolution of these matters could result in changes in management's estimates of losses, which could be material to our consolidated financial statements. As of March 31, 2023, we have an aggregate provision for potential settlements of litigation of $34.7 million. This provision is based on current information, legal advice and the potential impact of the outcome of one or more claims on related matters and may be increased in the future based on new developments. This accrual does not reflect a full range of possible outcomes for these proceedings or the full amount of any damages alleged, which are significantly higher. While we believe that additional losses beyond current accruals are likely, and any such additional losses may be significant, we cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties. Legal fees and costs of litigation or an adverse judgment or settlement in any one or more of our ongoing litigation matters that are not insured or that is in excess of insurance coverage could significantly exceed our current accrual and ability to pay. This would have a material adverse effect on our financial position and results of operations and could adversely affect our ability to raise additional capital, and severely curtail or cause our operations to cease entirely. Furthermore, our ability to raise the additional capital we need to execute our business plans is adversely impacted by the potential material adverse effect of any one or more of the pending litigations, SEC investigation and related ongoing significant legal costs. Unless we are able to obtain substantial additional funding, given our current lack of liquidity, it is reasonably likely that any adverse judgment, settlement, or court order requiring the payment of a significant amount of damages would be settled under bankruptcy protection.

We have faced and expect to continue to face supply chain challenges affecting our access to critical raw materials and components in appropriate quantities and of appropriate quality, and may be unable to adequately maintain or establish supplier relationships or control the costs or maintain adequate supply of components and raw materials to facilitate our development plans and production timeline.

We rely on third-party suppliers for the provision and development of many of the key components and materials used in our vehicles. Disruptions to the supply chain have resulted in and may continue to present challenges for obtaining certain components and raw materials in a timely manner, of appropriate quality and/or at favorable pricing. For example, in the first quarter of 2023, performance and quality issues with certain Endurance components led us to temporarily pause production and customer deliveries and to voluntarily recall the Endurance while we worked with our supplier network to implement corrective actions. We continue to monitor closely the key components that are in short supply and ongoing quality issues; however, no assurances can be given that part availability and quality will not restrict production further.

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

Moreover, our low production volumes have contributed to certain production suppliers curtailing or ceasing supply, or in some cases, materially raising the prices we must pay for certain components or imposing termination costs. Due to these factors and our limited initial production volume, our current BOM cost is substantially higher than the current selling price of the Endurance.

These factors have impacted and are expected to continue to impact our testing and production costs, and volume and timeline for production. As a result, we may be unable to adequately control the costs associated with our operations, even with continued refinement of our operating plan, and the prices for and availability, timing, terms and quality of these materials may fluctuate depending on factors beyond our control, which may negatively impact our production timeline and volume, sales, reputation, profitability and cash flows.

In addition, further production delays, curtailed operations, continuing doubt regarding our ability to continue as a going concern, the dispute with Foxconn and the initiation of any bankruptcy proceedings could further adversely affect our relationships with our suppliers, vendors, customers, employees, and other third parties, and our ability to negotiate favorable terms with them. Public perception of our continued viability may affect, among other things, the desire of new and existing customers, vendors, employees, or other third parties to enter into or continue their agreements or arrangements with us. The failure to maintain any of these important relationships could adversely affect our business, financial condition, and results of operations. If we seek bankruptcy protection, we would also need the prior approval of the bankruptcy court for transactions outside the ordinary course of business, which may lead to delays and/or limit our ability to respond timely to certain events or take advantage of certain opportunities. Any further delays or other negative events during the pendency any bankruptcy protection could result in prolonged operational disruption for the Company, increase the costs and risks associated with the bankruptcy process, and diminish the value, if any, that is available to our various stakeholders (including creditors and stockholders).

If we cannot regain compliance with Nasdaq continued listing standards, Nasdaq may delist our Class A common stock, which could negatively affect the Company and our ability to raise additional capital, the price of the Class A common stock and stockholders’ ability to sell Class A common stock.

On April 19, 2023, the Company received the Notice from Nasdaq indicating that, because the closing bid price for the Company’s Class A common stock had fallen below $1.00 per share for 30 consecutive business days (March 7, 2023 through April 18, 2023), the Company was no longer in compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Select Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a compliance cure period of 180 calendar days, or until October 16, 2023, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company’s Class A common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to October 16, 2023.

If the Company does not regain compliance by October 16, 2023, the Company may be eligible for an additional grace period. To qualify, the Company must apply to transfer the listing of the Class A common stock to The Nasdaq Capital Market, which requires the Company to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance cure period. If the Company meets these requirements, the Nasdaq staff would be expected to grant an additional 180 calendar days for the Company to regain compliance with the minimum bid price requirement.

The Company is currently evaluating various courses of action to regain compliance with the Bid Price Requirement, including implementing a reverse stock split if such action is authorized by the Company’s stockholders. In anticipation of receipt of the Nasdaq Notice, on April 11, 2023, the Company filed the Proxy Statement for the Annual Meeting, which included the Reverse Stock Split Proposal to amend the Charter to effect a reverse stock split of the Company’s Class A common stock at a reverse stock split ratio ranging from 1:3 to 1:15, and to authorize the Company’s board of directors to determine, at its discretion, the timing of the amendment and the specific ratio of the reverse stock split.

There can be no assurance that stockholders will approve the Reverse Stock Split Proposal at the Annual Meeting, that a reverse stock split, if implemented, will increase the market price of the Class A common stock in proportion to the reduction in the number of shares of the Class A common stock outstanding before the reverse stock split or, even if it does, that such price will be maintained for any period of time.

Further, Nasdaq may use its discretionary authority to suspend or terminate the listing of a company that has filed for protection under any provision of the Bankruptcy Code. It is possible that Nasdaq may exercise its discretion in the event we pursue bankruptcy protection.

If we fail to regain compliance and Nasdaq takes action to delist our Class A common stock, our ability to consummate the Subsequent Common Closing or Subsequent Preferred Funding, and raise additional financing through the public or private sale of equity securities would be impaired. Delisting our Class A common stock would also adversely impact our liquidity, impair our stockholders’ ability to buy and sell our Class A common stock, and the market price of our Class A common stock could decrease. Delisting our Class A common stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.

If authorized by our stockholders, our Board would have the discretion to implement a reverse stock split to regain compliance with the Bid Price Requirement and we cannot predict the effect that any reverse stock split will have on the market price for shares of our Class A common stock.

If the Company’s stockholders approve the Reverse Stock Split Proposal at the Annual Meeting, the Board would have the discretion to implement a reverse stock split in order to regain compliance with the Bid Price Requirement. We cannot predict the effect that a reverse stock split will have on the market price for shares of our Class A common stock, and the history of similar reverse stock splits for companies in like circumstances has varied. Some investors may have a negative view of a reverse stock split. Even if a reverse stock split has a positive effect on the market price for shares of our Class A common stock, performance of our business and financial results, general economic conditions and the market perception of our business, and other adverse factors which may not be in our control could lead to a decrease in the price of our Class A common stock following the reverse stock split.

Furthermore, even if the reverse stock split does result in an increased market price per share of our Class A common stock, the market price per share following the reverse stock split may not increase in proportion to the reduction of the number of shares of our common stock outstanding before the implementation of the reverse stock split. Accordingly, even with an increased market price per share, the total market capitalization of shares of our Class A common stock after a reverse stock split could be lower than the total market capitalization before the reverse stock split. Also, even if there is an initial increase in the market price per share of our Class A common stock after a reverse stock split, the market price may not remain at that level.

If the market price of shares of our Class A common stock declines following a reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split due to decreased liquidity in the market for our Class A common stock. Accordingly, the total market capitalization of our Class A common stock following the reverse stock split could be lower than the total market capitalization before the reverse stock split.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

4.1*	Description of Capital Stock
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification pursuant to 18 U.S.C. 1350
32.2*	Certification pursuant to 18 U.S.C. 1350
99.1

Order entered by the Delaware Court of Chancery on February 28, 2023 in In re Lordstown Motors Corp., C.A. No. 2023-0083-LWW (Del. Ch.)(incorporated by reference to the annual report on Form 10-K filed by the Company on March 6, 2023)

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

E
LORDSTOWN MOTORS CORP.

Date: May 4, 2023	/s/ Edward T. Hightower Edward T. Hightower Chief Executive Officer and President (Principal Executive Officer)
Date: May 4, 2023	/s/ Adam Kroll Adam Kroll Chief Financial Officer (Principal Financial and Accounting Officer)