Form 10-Q
period 2023-06-30
Lordstown Motors Corp.
filed 2023-08-14
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38821

Lordstown Motors Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		83-2533239 (I.R.S. Employer Identification No.)
2300 Hallock Young Road Lordstown, Ohio 44481 (Address of principal executive offices)

Registrant’s telephone number, including area code: (234) 285-4001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 Par Value	RIDEQ	*

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

As of August 10, 2023, 15,953,212 shares of the registrant’s Class A common stock were outstanding.

* The registrant’s Class A common stock began trading exclusively on the over-the-counter market on July 7, 2023 under the symbol “RIDEQ.” The NASDAQ Global Select Market filed a Form 25 with the Securities and Exchange Commission on July 27, 2023 to remove the registrant’s Class A common stock from listing and registration on the NASDAQ Global Select Market. Delisting became effective ten days thereafter and deregistration under Section 12(b) of the Act will become effective 90 days later.

LORDSTOWN MOTORS CORP.

Debtor-in-Possession

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” “could” or “should,” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, financial or operational prospects, strategies and the effects of our filing of voluntary petitions under chapter 11 of the United States Bankruptcy Code (“Chapter 11”) and any other statements that are not statements of current or historical facts.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023 (the “Form 10-K”), and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended June 30, 2023, as well as the following:

●	our ability to successfully complete the Chapter 11 Cases (as defined below), including our ability to successfully market and sell all, substantially all or some of our assets, to successfully resolve litigation and other claims that may be filed against us, and to develop, negotiate, confirm and consummate a Chapter 11 plan (a “Plan”);
●	our ability to obtain timely approval of the Bankruptcy Court (as defined below) with respect to our motions filed in the Chapter 11 Cases;
●	the adverse impact of the Chapter 11 Cases on our business, financial condition and results of operations, including due to significantly increased professional and other costs and the length of time that we will operate under Chapter 11 protection, a substantial reduction in our workforce and the claims that may be brought against the Company or our officers;
●	the impact of the Foxconn Litigation (as defined below), the SEC investigation and any other pending or future litigation or claims asserted with respect to the Company (including the Karma Action (as defined below)), and possible claims by suppliers for our inability to meet obligations to them, the availability of insurance coverage with respect to such litigation or claims, adverse publicity with respect to these matters, as well as the significant ongoing costs associated with such litigation (see Note 7 – Commitments and Contingencies and Note 9 – Subsequent Events);
●	the outcome of our efforts to market and sell our assets in connection with the Chapter 11 Cases and ability to realize value for such assets, including in light of the claims in the Karma action that certain assets were misappropriated by the Company and the accounting principles and estimates applied to value our assets for financial reporting purposes resulting in significant impairments and reserves that may not bear any relationship to their actual market value;
●	our ability to retain key employees, and the costs associated therewith, to facilitate the Chapter 11 Cases, and the impact of the loss of employees on our prospects for realizing any value from any sale of our assets;

●	the adverse impact of ceasing production and sales of the Endurance and developing other vehicles and lack of ongoing meaningful revenue;
●	the adverse impact of the Company’s limited ability to continue to service the vehicles we have sold and the likelihood that we will not be able to sell any additional vehicles and may not recover value for the vehicles that we have sold;
●	risks regarding our limited liquidity and unlikely access to financing as we continue to incur significant costs during and in connection with the Chapter 11 Cases, have significant known and contingent liabilities and claims for which we will continue to incur legal costs and may be subject to significant uninsured losses, face uncertainty as to the ability to realize value through the sale of our assets and litigation claims, and other claims that may be filed against us, lack any meaningful revenue stream and do not expect an ongoing business following the Chapter 11 Cases;
●	risks related to the substantial costs and diversion of our personnel’s attention and resources due to the Chapter 11 Cases, our efforts to market and sell assets, litigation matters and other claims;
●	the impact of the delisting of our Class A common stock on the liquidity and trading price of our Class A common stock;
●	our ability to utilize, and any benefit to us from, our net operating losses, which is likely to be limited;
●	our ability to comply with terms and conditions of any financing, even if obtained;
●	our ability to maintain our relationships with our suppliers, vendors, customers and other third parties, including those suppliers providing services that are integral to maintaining our financial, information technology and other systems used to operate our business;
●	our suppliers’ and vendors’ likely unwillingness or ability to fulfill any obligations they may have under supply terms or agreements for ongoing support, including their warranty obligations to us, as a result of the Chapter 11 Cases or other disputes, that would cause us to incur substantial costs or liabilities, damage our reputation with our customers or potential acquirers of our assets, all of which would have a material adverse impact on the Company;
●	our ability to maintain adequate financial, information technology and management processes, controls and procedures, particularly in light of the substantial reduction in personnel in connection with the lack of support from Foxconn and the Chapter 11 Cases and the risk of further attrition;
●	potential changes to the amount, composition and value of our assets and liabilities depending on the outcome of the Chapter 11 Cases and the litigation and other claims asserted by or against the Company, including the claims asserted in the Karma Action;
●	the description of our operations, assets, liabilities, contingencies, liquidity and capital resources included in this report or in any filing we make with the Bankruptcy Court may not accurately reflect such matters during the pendency of or following the Chapter 11 Cases, or the actual market value of our assets in a sale process in light of the accounting principles and estimates applied compared to the results of an organized marketing process, which could result in a higher or lower value;
●	the fact that the periodic financial information we report to the Bankruptcy Court is not presented in accordance with GAAP and may differ materially from information that has been or may in the future be provided in our periodic SEC filings and may reflect estimates based on assumptions that may change significantly during the course of the Chapter 11 Cases or due to other contingencies;
●	the actions and decisions of our stakeholders and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our operational and strategic plans and adversely impact the Chapter 11 Cases or our ability to realize value from any of our assets; and
●	the costs associated with complying with our warranty obligations for vehicles sold to customers may be significant, and may necessitate we repurchase the vehicles and or refund the purchase price paid.

There can be no guarantees regarding the liabilities for which the Company will be responsible, that we will be able to sell some or all of our assets in an orderly fashion, that we will otherwise realize any significant value for our assets or our damages through the Foxconn Litigation, that we will be able to successfully complete our Chapter 11 Cases, or that our creditors or stockholders will receive any recovery from the bankruptcy proceedings. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings.

In light of these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements and the periodic financial information reported to the Bankruptcy Court (which are also subject to the qualifications provided with respect thereto). Any forward-looking statement that we make in this report speaks only as of the date of such statement, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, particularly due to the fact that the Chapter 11 Cases were initiated near the end of the reporting period and have resulted in material changes in the nature of the Company’s operations and cost structure after the reporting period discussed herein, and, unless specifically expressed as such, and should only be viewed as historical data.

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

Unless the context indicates otherwise, all shares of the Company’s Class A common stock are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective as of 12:01 a.m. Eastern Time on May 24, 2023.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Lordstown Motors Corp.

Debtor-In Possession

Balance Sheets

(in thousands except for share data)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS:
Current Assets
Cash and cash equivalents	$115,732	$121,358
Short-term investments	22,000	100,297
Inventory, net	—	13,672
Prepaid expenses and other current assets	16,697	20,548
Total current assets	$154,429	$255,875
Property, plant and equipment, net	—	193,780
Assets held for sale	6,882	—
Other non-current assets	1,783	2,657
Total Assets	$163,094	$452,312
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$3,507	$12,801
Accrued expenses and other current liabilities	13,358	56,033
Total current liabilities	$16,865	$68,834
Liabilities subject to compromise	84,995	—
Warrant and other non-current liabilities	779	1,446
Total liabilities	$102,639	$70,280
Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	$31,484	$30,261
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized; 15,953,212 and 15,928,299, as adjusted reflecting the May 2023 1:15 reverse stock split, shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$24	$24
Additional paid in capital	1,182,370	1,178,960
Accumulated deficit	(1,153,423)	(827,213)
Total stockholders’ equity	$28,971	$351,771
Total liabilities and stockholders’ equity	$163,094	$452,312

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Debtor-In Possession

Statements of Operations

(in thousands except for per share data)

(unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net sales	$2,151	$—	$2,340	$—
Cost of sales	60,739	—	91,550	—
Operating Expenses
Selling, general and administrative expenses	57,688	29,941	72,375	55,960
Research and development expenses	12,303	10,510	26,728	72,374
Impairment of property plant & equipment and intangibles	25,041	—	139,481	—
Total operating expenses	$95,032	$40,451	$238,584	$128,334
Loss from operations	(153,620)	(40,451)	$(327,794)	$(128,334)
Other income (expense)
(Loss) gain on sale of assets	(2,609)	101,736	(2,609)	101,736
Other income	93	1,991	157	499
Investment and interest income	1,645	383	4,036	125
Loss before income taxes	$(154,491)	$63,659	$(326,210)	$(25,974)
Income tax expense	—	—	—	—
Net loss	(154,491)	63,659	(326,210)	(25,974)
Less preferred stock dividend	(618)	—	(1,223)	—
Net loss attributable to common shareholders	$(153,873)	$63,659	$(324,987)	$(25,974)
Net loss per share attributable to common shareholders
Basic	(9.69)	4.75	$(20.39)	$(1.96)
Diluted	(9.69)	4.75	(20.47)	(1.96)
Weighted-average number of common shares outstanding
Basic	15,940	13,388	15,936	13,245
Diluted	15,940	13,401	15,936	13,245

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Debtor-In Possession

Statements of Stockholders’ Equity/(Deficit)

(in thousands)

(Common Stock adjusted to reflect May 2023 reverse stock split)

(unaudited)

	Three Months Ended June 30, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2023	300	30,866	15,935	$24	$1,180,723	$(998,932)	$181,815
Issuance of common stock	—	—	—	—	—	—	—
RSU Vesting	—	—	18	—	(20)	—	(20)
Stock compensation	—	—	—	—	2,284	—	2,284
Accrual of Series A Convertible Preferred Stock dividends	—	618	—	—	(617)		(617)
Net income	—	—	—	—	—	(154,491)	(154,491)
Balance at June 30, 2023	300	$31,484	15,953	$24	$1,182,370	$(1,153,423)	$28,971

	Three Months Ended June 30, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2022	—	—	13,132	$20	1,088,925	$(634,442)	$454,503
Issuance of common stock	—	—	43	—	1,237	—	1,237
RSU Vesting	—	—	113				—
Common stock issued to YA	—	—	437	1	13,733		13,734
Stock compensation	—	—	—	—	2,626	—	2,626
Net loss	—	—	—	—	—	63,659	63,659
Balance at June 30, 2022	—	—	13,725	$21	$1,106,521	$(570,783)	$535,759

	Six Months Ended June 30, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	300	$30,261	15,928	$24	$1,178,960	$(827,213)	$351,771
Issuance of Class A common stock	—	—	—	—	—	—	—
RSU vesting	—	—	25	—	(65)	—	(65)
Stock compensation	—	—	—	—	4,698	—	4,698
Accrual of Series A Convertible Preferred Stock dividends	—	1,223	—	—	(1,223)	—	(1,223)
Net loss	—	—	—	—	—	(326,210)	(326,210)
Balance at June 30, 2023	300	$31,484	15,953	$24	$1,182,370	$(1,153,423)	$28,971

	Six Months Ended June 30, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	13,093	$19	$1,084,390	$(544,809)	$539,600
Issuance of Class A common stock	—	—	74	1	1,852	—	1,853
RSU vesting	—	—	121	—	—	—	—
Common stock issued to YA	—	—	437	1	13,733		13,734
Stock compensation	—	—	—	—	6,546	—	6,546
Net loss	—	—	—	—	—	(25,974)	(25,974)
Balance at June 30, 2022	—	$—	13,725	$21	$1,106,521	$(570,783)	$535,759

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Debtor-In Possession

Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net loss	$(326,210)	$(25,974)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	4,698	6,546
(Loss) gain on disposal of fixed assets	2,609	(101,736)
Impairment of property plant and equipment and intangible assets	139,481	—
Depreciation of property plant and equipment	54,308	—
Write down of inventory and prepaid inventory	24,105	—
Other non-cash changes	(1,761)	9,123
Changes in assets and liabilities:
Inventory	(10,537)	(13,413)
Prepaid expenses and other assets	4,596	5,301
Accounts payable	(5,997)	1,197
Accrued expenses and other liabilities	39,016	(2,471)
Net Cash used in operating activities	$(75,692)	$(121,427)
Cash flows from investing activities
Purchases of property plant and equipment	$(10,188)	$(40,043)
Purchases of short-term investments	(32,147)	—
Maturities of short-term investments	112,203	—
Investment in Foxconn Joint Venture	—	(13,500)
Proceeds from the sale of capital assets	198	37,553
Net Cash provided by (used in) investing activities	$70,066	$(15,990)
Cash flows from financing activities
Proceeds from notes payable for Foxconn Joint Venture	$—	$13,500
Down payments received from Foxconn	—	100,000
Issuance of Class A common stock	—	1,853
Proceeds from Equity Purchase Agreement, net of issuance costs	—	13,734
Net Cash provided by financing activities	$—	$129,087
Decrease in cash and cash equivalents	$(5,626)	$(8,330)
Cash and cash equivalents, beginning balance	121,358	244,016
Cash and cash equivalents, ending balance	$115,732	$235,686
Non-cash items
Capital assets acquired with payables	$321	$1,846

See Notes to Condensed Consolidated Financial Statements

LORDSTOWN MOTORS CORP

Debtor-In Possession

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our strategy was designed to accelerate the launch of new commercial electric vehicles (“EVs”). This included working on our own vehicle programs as well as partnering with third parties, including Foxconn and its affiliates (as defined below), as we sought to leverage our vehicle development experience, our proprietary and open-source code and other non-proprietary technologies, our existing Endurance vehicle platform, and potential new vehicle platforms to drive commonality and scale, and more efficiently develop and launch EVs, to enhance capital efficiency and achieve profitability.

In the third quarter of 2022, the Company started commercial production of the Endurance with the first two vehicles completing assembly in September. The Company subsequently completed homologation and testing and received required certifications enabling us to record sales of the first three vehicles in the fourth quarter of 2022. Engineering readiness, quality and part availability governed the initial timing and speed of the Endurance launch. The rate of Endurance production remained very low as we addressed launch and supplier quality related issues until June 30, 2023 when management made the decision to cease production. During the second quarter of 2023, we delivered 33 Endurance trucks to customers as we continued to evaluate the merits of producing and selling vehicles to customers in order to seed the commercial fleet market, demonstrate the capabilities of the Endurance, and support our OEM partnership pursuits.

Leading up to filing the Chapter 11 Cases (as further discussed below), it became apparent that we would be unable to effectively implement and realize the anticipated benefits of the Foxconn Transactions (as defined below) as Foxconn continued to shift its approach to the nature of the partnership and the product, failed to meet funding commitments and refused to engage with the Company on various initiatives contemplated by the Foxconn Transactions that were essential to sustain ongoing operations. Due to the failure to identify a strategic partner for the Endurance, lack of expected funding and other support from Foxconn (as discussed in more detail below) and extremely limited ability to raise sufficient capital in the current market environment, we determined it was in the best interests of the Company’s stakeholders to take aggressive actions to cut costs and preserve cash, file the Chapter 11 Cases and cease production of the Endurance and new program development. As part of these actions, two notices were provided to a substantial number of employees under the Worker Adjustment and Retraining Notification Act (“WARN Act”) in May 2023, for job eliminations to occur in July 2023. Therefore, this reduction in costs occurred after the end of the second quarter of 2023.

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

Investment Agreement

Under the Investment Agreement, Foxconn agreed to make additional equity investments in the Company through the purchase of $70 million of Class A common stock, $0.0001 par value per share (“Class A common stock”), and up to $100 million in Series A Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock”), subject to certain conditions, including, without limitation, regulatory approvals and satisfaction of certain EV Program (as defined herein) budget and EV Program milestones established by the parties. The Preferred Stock funding could only be used in connection with planning, designing, developing, engineering, testing, industrializing, certifying, homologating and launching one or more EVs in collaboration with Foxconn (the “EV Program”).

On November 22, 2022, the parties completed the initial closing under the Investment Agreement, pursuant to which Foxconn purchased approximately $22.7 million of Class A common stock and $30 million of Preferred Stock (the “Initial Closing”).

The Investment Agreement provided for the second closing of Class A common stock (the “Subsequent Common Closing”), at which time Foxconn was required to purchase approximately 10% of the Class A common stock for approximately $47.3 million. The Subsequent Common Closing was to occur within 10 business days following the parties’ receipt of a written communication from the U.S. government’s Committee on Foreign Investment in the United States (“CFIUS”) that CFIUS has concluded that there are no unresolved national security concerns with respect to the transactions (“CFIUS Clearance”) and subject to satisfaction of the other conditions set forth in the Investment Agreement (which the Company believes were or would have been satisfied). CFIUS Clearance was received on April 25, 2023, which means the Subsequent Common Closing was to occur on or before May 8, 2023. The Company was ready, willing and able to complete the Subsequent Common Closing on a timely basis.

In addition, following the parties’ agreement to the EV Program budget and the EV Program milestones and satisfaction of those EV Program milestones and other conditions set forth in the Investment Agreement, Foxconn was to purchase in two tranches, a total of 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share for aggregate proceeds of $70 million (the “Subsequent Preferred Funding”). The parties agreed to use commercially reasonable efforts to agree upon the EV Program budget and EV Program milestones no later than May 7, 2023.

The completion of the Subsequent Common Closing and the Subsequent Preferred Funding would have provided critical liquidity for the Company’s operations. Since April 21, 2023, Foxconn has disputed its obligations under the Investment Agreement to consummate the Subsequent Common Closing and to use necessary efforts to agree upon the EV Program budget and EV Program milestones to facilitate the Subsequent Preferred Funding. Foxconn initially asserted that the Company was in breach of the Investment Agreement due to the Company’s previously disclosed receipt of a notice (the “Nasdaq Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), which Nasdaq Notice indicated that the Company’s Class A common stock price dropped below the $1.00 per share threshold set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”) and that the Company had a 180-day period to remedy the drop in the stock price. As previously disclosed, Foxconn purported to terminate the Investment Agreement if that purported breach was not cured within 30 days.

The Company continues to believe that the breach allegations by Foxconn are without merit, and that Foxconn was obligated to complete the Subsequent Common Closing on or before May 8, 2023. Despite the Company taking action to satisfy the Bid Price Requirement as of June 7, 2023, and discussions between the parties to seek a resolution regarding the Investment Agreement, Foxconn did not proceed with the Subsequent Common Closing or any Subsequent Preferred Funding. As a result of Foxconn’s actions, the Company has been deprived of critical funding necessary for its operations. To seek relief for Foxconn’s contractual breaches and other fraudulent and tortious conduct the Company believes were committed by Foxconn, the Company commenced the Foxconn Litigation.

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

Research and development costs are presented net of the $18.4 million reimbursement of costs by Foxconn for the year ended December 31, 2022. Included in the $18.4 million reimbursement were approximately $7.7 million of research and development costs incurred in 2021. Also, in connection with the APA Closing, the Company issued the Foxconn Warrants (as defined herein), which are exercisable until the third anniversary of the APA Closing for 0.13 million shares of Class A common stock at an exercise price of $157.50 per share (the “Foxconn Warrants”). In October 2021, prior to entering into the APA, Foxconn purchased 0.48 million shares of the Company’s Class A common stock for approximately $50.0 million.

Contract Manufacturing Agreement

On May 11, 2022, Lordstown EV and Foxconn entered into a manufacturing supply agreement (the “Contract Manufacturing Agreement” or “CMA”) in connection with the APA Closing. Pursuant to the Contract Manufacturing Agreement, Foxconn was to (i) manufacture the Endurance at the Lordstown facility for a fee per vehicle, (ii) following a transition period, procure components for the manufacture and assembly of the Endurance, subject to sourcing specifications provided by Lordstown EV, and (iii) provide certain post-delivery services. To date, Foxconn has not provided the aforementioned procurement and post delivery services. The CMA provided us with an almost entirely variable manufacturing cost structure and alleviated the burden to invest in and maintain the Lordstown facility.

The CMA required Foxconn to use commercially reasonable efforts to assist with reducing component and logistics costs and reducing the overall bill of materials (“BOM”) cost of the Endurance, and otherwise improving the commercial terms of procurement with suppliers. However, we did not realize any material reduction of raw material or component costs or improvement in commercial terms based on Foxconn’s actions. Foxconn was required to conduct testing in accordance with procedures established by us and we are generally responsible for all motor vehicle regulatory compliance and reporting. The Contract Manufacturing Agreement also allocates responsibility between the parties for other matters, including component defects, quality assurance and warranties of manufacturing and design. Foxconn invoiced us for manufacturing costs on a fee per vehicle produced basis, and to the extent purchased by Foxconn, component and other costs. Production volume and scheduling were based upon rolling weekly forecasts we provided that were generally binding only for a 12-week period, with some ability to vary the quantities of vehicle type.

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

Voluntary Chapter 11 Petition

On June 27, 2023, the Company and its subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 cases are being jointly administered under the caption In re: Lordstown Motors Corp., et al., Cases No. 23-10831 through 23-10833 (the “Chapter 11 Cases”). Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://www.kccllc.net/lordstown/document/list, a website administered by Kurtzman Carson Consultants LLC ("KCC"), a third-party bankruptcy claims and noticing agent. The information on this website is not incorporated by reference and does not constitute part of this Form 10-Q.

The Bankruptcy Court has approved certain motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s remaining operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors; (iv) continue to honor certain customer obligations; (v) maintain their insurance program; (vi) continue their cash management system and (v) establish certain procedures to protect any potential value of the Company’s net operating loss carryforwards and other tax attributes (the “NOLs”). Shortly after filing the Chapter 11 Cases, the Company ceased production of the Endurance and new program development and, accordingly, the Company has no meaningful ongoing revenue stream.

As part of the Chapter 11 Cases, on August 8, 2023, the Bankruptcy Court approved procedures for the Debtors to conduct a comprehensive marketing and sale process for all, substantially all or some of their assets in order to maximize the value of those assets. The Debtors’ investment banker, Jefferies LLC, has reached out to a wide range of potential buyers. The Debtors have received a number of non-binding indications of interest. The procedures approved by the Bankruptcy Court provide that August 24, 2023 is the deadline by which the Company may select and file with the Bankruptcy Court one or more stalking horses with respect to their assets. The deadline to submit bids is September 8, 2023 and the auction, if any, is scheduled for September 19, 2023. Each of these dates is subject to change and the sale process may be cancelled in accordance with the procedures approved by the Bankruptcy Court. The Company can provide no assurance that any sale of assets (whether in whole or in part) will be consummated or what the proceeds or other terms of any such transaction may be. Further, the assets included in this report or in any filing we make with the Bankruptcy Court may not reflect the fair values thereof during the pendency of or following the Chapter 11 Cases or the value of our assets in an organized sale process in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result.

The Company also intends to use the tools of Chapter 11 to fully, finally, and efficiently resolve its contingent and other liabilities and to pursue the Foxconn Litigation before the Bankruptcy Court. However, the Company provides no assurance as to the timing or outcome of the resolution of these matters by the Bankruptcy Court or any other court in which these matters may be adjudicated, including as a result of the proceedings that will occur outside of the Bankruptcy Court prior to a final disposition by the Bankruptcy

Court, including the Karma Action. In addition, the Bankruptcy Court has not established a deadline by which parties are required to file proofs of claim in the Chapter 11 Cases. The Company cannot provide any assurances regarding when such deadline will be, the amount or nature of the claims that may be filed by such deadline, or what the Company’s total estimated liabilities based on such claims will be.

On July 31, 2023, the Bankruptcy Court granted Karma (defined below) relief from the automatic stay imposed by the commencement of the Chapter 11 Cases and to allow the multi-week trial in the Karma Action scheduled in September 2023 to continue. The Company is continuing to vigorously defend against Karma’s claims and continues to believe that there are strong defenses to the claims and damages demanded. However, the outcome of the Karma Action is subject to uncertainties inherent in the litigation process and no assurances can be given regarding the outcome of the trial or the impact of the Karma Action on the Company, including with respect to the amount of any claim that Karma may have against the Company and the Company’s ability to sell assets that Karma contends were misappropriated by the Company or that incorporate trade secrets or property that Karma claims were misappropriated by the Company. See Note 7 – Commitments and Contingencies and Note 9 – Subsequent Events.

On July 20, 2023, Hon Hai Precision Industry Co., Ltd. (a/k/a Hon Hai Technology Group), Foxconn EV Technology, Inc., and Foxconn EV System LLC filed a motion to dismiss the Chapter 11 Cases or to convert the cases under Chapter 7 of the Bankruptcy Code (the “Foxconn Motion to Dismiss”). The movants allege that the Debtors filed the Chapter 11 Cases in bad faith, that the Debtors do not have a reasonable likelihood of rehabilitation, and that dismissal or conversion would benefit the Debtors’ creditors. The Debtors believe that there are strong defenses to the movants’ assertions and intend to vigorously oppose the motion. However, no assurances can be given regarding the outcome of the motion.

Foxconn Litigation

On June 27, 2023, the Company commenced an adversary proceeding against Foxconn (the “Foxconn Litigation”) in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement, the parties’ joint venture agreement, the APA, and the CMA that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. See “Foxconn Transactions” above and Note 7 – Commitments and Contingencies for additional information. The Foxconn Litigation is Adversary Case No. 23-50414.

Cessation of Production

Shortly after commencing the Chapter 11 Cases, the Company ceased production of the Endurance and new program development. Accordingly, the Company lacks any meaningful revenue related to selling vehicles. Our ongoing operations as of the end of the second quarter and continuing into the third quarter of 2023 primarily include support of vehicles that have been delivered to customers, custody and maintenance of our assets for prospective sale under the process established in the Chapter 11 Cases or otherwise, support for the sale process and administration and facilitation of the Chapter 11 Cases and related proceedings.

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

In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of our interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not indicative of results for the full fiscal year. The accompanying unaudited condensed consolidated interim financial statements include our accounts and those of our controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the dates of the financial statements and the amounts of expenses during the reporting periods. Actual amounts realized or paid could differ materially from those estimates.

Since filing the Chapter 11 petitions, the Company has operated as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In the accompanying Balance Sheet, the “Liabilities subject to compromise” line is reflective of expected allowed claim amounts in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 852-10 and are subject to change materially based on the proceedings and continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 7 – Commitments and Contingencies for further detail.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As a result of the Company’s recurring losses from operations, accumulated deficit, cessation of production of the Endurance and lack of any meaningful revenue stream, as well as the risks and uncertainties related to (i) the Company’s ability to successfully complete the Chapter 11 Cases, including our ability to sell all, substantially all or some of our assets, to successfully resolve litigation and other claims that may be filed against us, and to develop, negotiate, confirm and consummate a Plan, after which we do not expect to conduct ongoing business, (ii) the effects of disruption from the Chapter 11 Cases, including challenges with respect to retaining employees, (iii) the costs of the Chapter 11 Cases and (iv) the costs of defending the Company in substantial litigation and claims, along with the risk of future litigation or claims that we have and may continue to experience, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Pursuant to the requirements of ASC Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company had cash, cash equivalents, and short-term investments of approximately $137.7 million and an accumulated deficit of $1,153.4 million at June 30, 2023 and a net loss of $154.5 million and $326.2 million for the three and six months ended June 30, 2023, respectively.

Due to the failure to identify a strategic partner for the Endurance, lack of expected funding and other support from Foxconn (as discussed in more detail above and elsewhere in this report) and extremely limited ability to raise sufficient capital in the current market environment, we determined it was in the best interests of the Company’s stakeholders to take aggressive actions to cut costs and preserve cash, file the Chapter 11 Cases and cease production of the Endurance and new program development. On June 27, 2023, we voluntarily initiated the Chapter 11 Cases in the Bankruptcy Court. Since filing the Chapter 11 petitions, we have operated our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain relief enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes, to maintain our insurance policies, to honor certain of our customer obligations, to continue to operate our cash management system in the ordinary course, to pay the prepetition claims of certain of our vendors and to establish certain procedures to protect any potential value of the Company’s NOLs.

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) our ability to develop, confirm and consummate a Plan or other alternative liquidating transaction, (ii) the resolution of contingent and other claims, liabilities, the Karma Action and the Foxconn Litigation (see Note 7 – Commitments and Contingencies and Note 9 – Subsequent Events), (iii) the outcome of the Company’s efforts to sell all or a portion of its assets, and (iv) the cost, duration and outcome of the Chapter 11 Cases.

We have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect to continue to incur significant professional fees and costs throughout our Chapter 11 Cases. In addition, we are subject to significant contingent liabilities, the full scope of which is uncertain at this time (see Note 7 – Commitments and Contingencies and Note 9 – Subsequent Events). Further, the Bankruptcy Court has not established a deadline by which parties are required to file proofs of claim in the Chapter 11 Cases and we cannot provide any assurances regarding when such deadline will be, the amount or nature of the claims that may be filed by such deadline, or what the Company’s total estimated liabilities based on such claims will be.

The Bankruptcy Court approved procedures for the Debtors to conduct a comprehensive marketing and sale process with respect to all, substantially all or some of their assets in order to maximize the value of those assets. The Company provides no assurance that it will successfully complete any such dispositions or the pricing and other terms of any such transactions. The Company also intends to use the tools of Chapter 11 to fully, finally, and efficiently resolve its contingent and other liabilities and to pursue the Foxconn Litigation before the Bankruptcy Court. However, the Company provides no assurance as to the timing or outcome of the resolution of these matters by the Bankruptcy Court or any other court in which these matters may be adjudicated, including as a result of the proceedings that will occur outside of the Bankruptcy Court prior to a final disposition by the Bankruptcy Court, including the Karma Action. See Note 1 - Description of Organization and Business Operations - Description of Business – Voluntary Chapter 11 Petition, Note 7 – Commitments and Contingencies and Note 9 – Subsequent Events.

On July 20, 2023, certain Foxconn entities filed the Foxconn Motion to Dismiss. See Note 1 — Description Of Organization And Business Operations. The movants allege that the Debtors filed the Chapter 11 Cases in bad faith, that the Debtors do not have a reasonable likelihood of rehabilitation, and that dismissal or conversion would benefit the Debtors’ creditors. The Debtors believe that there are strong defenses to the movants’ assertions and intend to vigorously oppose the motion. However, no assurances can be given regarding the outcome of the motion. If confirmation by the Bankruptcy Court of a Plan does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests or upon the showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Company's assets for distribution in accordance with the priorities established by the Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. As a result of these and other circumstances, there is substantial doubt regarding our ability to continue as a going concern, The value available to our various stakeholders, including our creditors and stockholders, is highly uncertain. The trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in the Chapter 11 Cases, if any.

Reverse Stock Split

At the annual meeting of stockholders held on May 22, 2023 (the “2023 Annual Meeting”), the stockholders of the Company approved a proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter”) to effect a reverse split of the Company’s outstanding shares of Class A common stock at a ratio within a range of between 1:3 and 1:15, with the timing and the exact ratio of the reverse split to be determined by the Board of Directors of the Company (the “Board”) in its sole discretion. The Board authorized a 1:15 reverse stock split (the “Reverse Stock Split”) of the outstanding Class A common stock, which became effective as of 12:01 a.m. Eastern Time on May 24, 2023 (the “Effective Time”).

The Company filed a Certificate of Amendment (the “Amendment”) to the Charter on May 22, 2023, which provided that, at the Effective Time, every fifteen shares of the issued and outstanding Class A common stock would automatically be combined into one issued and outstanding share of Class A common stock.

The Reverse Stock Split was intended to improve the marketability and liquidity of the Class A common stock. In addition, the Reverse Stock Split was intended to increase the per share market price of the Class A common stock in order to satisfy the Minimum Bid Price Requirement. On June 7, 2023, the Company received a written notice from the Listing Qualifications Department of Nasdaq informing the Company that it had regained compliance with the Bid Price Requirement.

Nasdaq Delisting

On June 28, 2023, the Company received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s Class A common stock was no longer suitable for listing on the Nasdaq Global Select Market. Trading of our Class A common stock was suspended at the opening of business on July 7, 2023 and a Form 25 was filed with the SEC on July 27, 2023 to delist the Class A common stock from Nasdaq. We will remain subject to SEC reporting obligations.

See Note 9 – Subsequent Events – Nasdaq Delisting.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Financial Statement Preparation

The preparation of condensed consolidated ﬁnancial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that affect the reported amounts in the consolidated financial statements, and related disclosures in the accompanying notes to the financial statements. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of changes are reflected in the condensed consolidated Financial Statements in the period they are determined to be necessary. The Chapter 11 Cases will result in continuous changes in facts and circumstances that will cause the Company’s estimates and assumptions to change, potentially materially. We undertake no obligation to update or revise any of the disclosures, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

There have been no material changes to the critical accounting policies and estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, except for the areas noted below, primarily driven by the filing of the Chapter 11 Cases.

Liabilities Subject to Compromise

As noted above, since filing the Chapter 11 petitions, the Company has operated as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In the accompanying Balance Sheet, the “Liabilities subject to compromise” line is reflective of expected allowed claim amounts in accordance with ASC 852-10 and are subject to change materially based on the proceedings and continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 7 – Commitments and Contingencies for further detail.

Inventory and Inventory Valuation

Substantially all of the Company’s inventory is specific to the production of the Endurance and is stated at the lower of cost or net realizable value (“NRV”). NRV is the estimated value of the inventory in the context of the Chapter 11 Cases, which is minimal due to its unique nature. In addition to the NRV analysis, the Company recognizes an excess inventory reserve to adjust for inventory quantities in excess of anticipated Endurance production. As discussed above, the Company ceased production of the Endurance on June 30, 2023. Accordingly, NRV and excess inventory charges of $4.3 million and $24.1 million for the three and six months ended June 30, 2023, respectively, are recorded within Cost of Sales in the Company’s Condensed Consolidated Statement of Operations. No such charges were recognized for the three and six months ended June 30, 2022, as the Company had not yet commenced commercial production of the Endurance.

Property, plant and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the straight-line method over the estimated useful lives and residual values of the related assets. Upon retirement or sale, the cost and related accumulated depreciation and impairments are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repair expenditures are expensed as incurred, while major improvements that increase functionality of the asset are capitalized and depreciated ratably to expense over the identified useful life.

Due to the failure to identify a strategic partner for the Endurance, lack of expected funding and other support from Foxconn (as discussed in more detail above and elsewhere in this report) and extremely limited ability to raise sufficient capital in the current market environment, we determined it was in the best interests of the Company’s stakeholders to take aggressive actions to cut costs and preserve cash, file the Chapter 11 Cases and cease production of the Endurance and new program development.

Valuation of Long-Lived and Intangible Assets

Long-lived assets, such as property, plant, and equipment are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Asset impairment calculations require us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, production levels, product costs, market supply and demand, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, residual values functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The assessment of whether an asset group should be classified as held and used or held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale. Actual asset impairment losses could vary considerably from estimated impairment losses if actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge.

For assets to be held and used, including identifiable intangible assets and long-lived assets subject to amortization, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of a long-lived asset subject to amortization is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process. The uncertainties regarding the ability to determine the realizable value for our property, plant and equipment, including in light of the timing of the filing of the Chapter 11 Cases and lack of available reference data for market transactions, particularly with respect to Endurance-specific assets, resulted in a determination by the Company of the fair value of the assets based on their estimated residual or salvage values, which represent a range of 0% to 4% of original acquisition cost. This resulted in an impairment charge of $23.7 million for the quarter ended June 30, 2023.

The Company also evaluated the decision to actively market the sale of its long-lived fixed assets in connection with the Chapter 11 Cases, against ASC 360-10-45-9 “Long-Lived Assets to Be Disposed of By Sale.” See Note 4 – Property, Plant and Equipment and Assets Held for Sale for details regarding our impairment assessment and classification of assets held for sale.

Warrants

As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly as of June 30, 2023.

Recently issued accounting pronouncements

There are no recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company’s Condensed Financial Statements and related disclosures.

NOTE 3 — FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

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

The Company has issued the following warrants (with exercise prices shown in pre-Reverse Stock Split amounts): (i) warrants (the “Public Warrants”) to purchase shares of Class A common stock with an exercise price of $11.50 per share, (ii) warrants (the “Private Warrants”) to purchase Class A common stock with an exercise price of $11.50 per share, (iii) warrants (the “BGL Warrants”) to purchase Class A common stock with an exercise price of $10.00 per share, and (iv) the Foxconn Warrants to purchase shares of Class A common stock with an exercise price of $10.50. The BGL Warrants were issued as part of the Business Combination in October 2020, which are set to expire in October 2023, are classified as equity as they qualify as share-based compensation under ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”).

As of June 30, 2023, following the Reverse Stock Split, we had 0.113 million Foxconn Warrants with an exercise price of $157.50, 0.153 million Private Warrants with a strike price of $172.50 and 0.107 million BGL Warrants with a strike price of $150.00 outstanding. As of June 30, 2022, on a pre-Reverse Stock Split basis, we had outstanding 2.3 million Private Warrants and 1.6 million BGL Warrants. The fair value of the Foxconn Warrants was $0.3 million at issuance. The Private Warrants and the Foxconn Warrants were classified as a liability with any changes in the fair value recognized immediately in our condensed consolidated statements of operations. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly as of June 30, 2023.The following table summarizes the net gain on changes in fair value related to the Private Warrants and the Foxconn Warrants:

	(in thousands)
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Private Warrants	$27	$1,797	$254	$277
Foxconn Warrants	34	—	170	—
Net gain on changes in fair value	$61	$1,797	$424	$277

The Private Warrants and the Foxconn Warrants were measured at fair value using Level 3 inputs. These instruments are not actively traded and were valued as of June 30, 2022 using a Monte Carlo option pricing model and Black-Scholes option pricing model, respectively, that use observable and unobservable market data as inputs.

The stock price volatility rate utilized was 80% for the valuation as of June 30, 2022. This assumption considered observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants, as well as the volatility implied by the traded options of the Company. The risk-free rate utilized was 2.454% for the valuation for the three and six months ended June 30, 2022.

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
June 30, 2023
Cash and cash equivalents	$115,732	$115,732	$—	$—
Short-term investments	22,000	—	22,000	—
Private Warrants	—	—	—	—
Foxconn Warrants	—	—	—	—

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2022
Cash and cash equivalents	$121,358	$121,358	$—	$—
Short-term investments	100,297	—	100,297	—
Private Warrants	254	—	—	254
Foxconn Warrants	170			170

The following table summarizes the changes in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2022	Additions	Settlements	Loss on fair value adjustments included in earnings	Balance at June 30, 2023
Private Warrants	$254	—	—	254	$—
Foxconn Warrants	170		—	170	—

Non-Recurring Fair Value Measurements

At June 30, 2023, the Company had assets held for sale that have been adjusted to their fair value as the carrying value exceeded the estimated fair value.  The categorization of the framework used to value the assets is Level 3 given the significant unobservable inputs used to determine fair value.  During the three months ended June 30, 2023, we recorded a loss on asset impairment of $23.7 million related to the valuation of assets held for sale.  Refer to Note 4 – Property, Plant and Equipment and Assets Held for Sale for further detail.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT AND ASSETS HELD FOR SALE

Due to the failure to identify a strategic partner for the Endurance, lack of expected funding and other support from Foxconn (as discussed in more detail above and elsewhere in this report) and extremely limited ability to raise sufficient capital in the current market environment, we determined it was in the best interests of the Company’s stakeholders to take aggressive actions to cut costs and preserve cash, file the Chapter 11 Cases and cease production of the Endurance and new program development.

During the first quarter of 2023, the Company lowered Endurance production targets, accelerating the depreciable lives of its manufacturing assets to July 31, 2023. Consistent with the decision to cease production of the Endurance as of June 30, 2023, the Company recognized an impairment charge of $23.7 million for the quarter. Prior to the quarterly impairment analysis, as discussed below, the Company’s property, plant and equipment, net of depreciation and prior period impairments, was $30.6 million.

The Company has determined that its property, plant, and equipment represent one asset group which is the lowest level for which identifiable cash flows are available. Historically, fair value of the Company’s property, plant, and equipment was derived from the Company's enterprise value at the time of impairment as the Company believed it represented the most appropriate fair value of the asset group in accordance with accounting guidance. However, since the Company’s cash balances exceeded its market capitalization as of June 30, 2023, the Company determined that continuing the impairment analysis based on enterprise value was not appropriate. In light of the Chapter 11 Cases, as discussed above, the Company valued its property, plant and equipment based on its estimate of residual and salvage values, resulting in an impairment charge of $23.7 million.

In conjunction with the Chapter 11 Cases, the Company commenced a comprehensive marketing and sale process for the Endurance and related assets to maximize the value of those assets. The Company evaluated this decision against ASC 360-10-45-9 “Long-Lived Assets to Be Disposed of By Sale” and determined that all criteria were met to present property, plant and equipment as “assets held for sale”, as of June 30, 2023. Based on the fact that there are significant unobservable inputs used to determine fair value, this is categorized as a Level 3 fair value measurement, Specifically, in this case since the assets were in most cases considered “Endurance-specific,” the estimates were primarily focused on residual or salvage value where appropriate. As noted above, the Company has already recorded an impairment charge to reduce the assets to the lower of carrying or fair value less costs to sell. In light of these uncertainties, limited market data and estimates used in the valuation, the assets included in this report or in any filing we make with the Bankruptcy Court may not reflect the fair values thereof during the pendency of or following the Chapter 11 Cases or the value of our assets in an organized sale process, and such values may be higher or lower as a result.

NOTE 5 – MEZZANINE EQUITY

On November 7, 2022, the Company issued 0.3 million shares of Preferred Stock for $100 per share to Foxconn, resulting in gross proceeds of $30 million.

In addition, following the parties’ agreement to the EV Program budget and the EV Program milestones and satisfaction of those EV Program milestones and other conditions set forth in the Investment Agreement, Foxconn was to purchase in two tranches, a total of 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share for aggregate proceeds of $70 million.

The first tranche would be in an amount equal to 0.3 million shares for an aggregate purchase price of $30 million; the second tranche would be in an amount equal to 0.4 million shares for an aggregate purchase price of $40 million. The parties agreed to use commercially reasonable efforts to agree upon the EV Program budget and EV Program milestones no later than May 7, 2023.

The completion of the Subsequent Preferred Funding would have provided critical liquidity for the Company’s operations. Since April 21, 2023, Foxconn has disputed its obligations under the Investment Agreement to consummate the Subsequent Common Closing and to use necessary efforts to agree upon the EV Program budget and EV Program milestones to facilitate the Subsequent Preferred Funding. Foxconn initially asserted that the Company was in breach of the Investment Agreement due to the Company’s previously disclosed receipt of the Nasdaq Notice regarding the Bid Price Requirement. As previously disclosed, Foxconn purported to terminate the Investment Agreement if that purported breach was not cured within 30 days.

The Company continues to believe that the breach allegations by Foxconn are without merit, and that Foxconn was obligated to complete the Subsequent Common Closing on or before May 8, 2023. Despite the Company taking action to satisfy the Bid Price Requirement as of June 7, 2023, and discussions between the parties to seek a resolution regarding the Investment Agreement, Foxconn did not proceed with the Subsequent Common Closing or any Subsequent Preferred Funding. As a result of Foxconn’s actions, the Company has been deprived of critical funding necessary for its operations.

On June 27, 2023, the Company filed its Chapter 11 Cases and on that same date the Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement, the parties’ joint venture agreement, the APA, and the CMA that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. See “Foxconn Transactions” above and Note 7 – Commitments and Contingencies for additional information. The Foxconn Litigation is Adversary Case No. 23-50414.

The descriptions herein with respect to the Preferred Stock and any rights thereunder do not account for the potential effects of the Chapter 11 Cases or the Foxconn Litigation on the Preferred Stock or any rights thereunder. The Company reserves all claims, defenses, and rights with respect to the Chapter 11 Cases, the Foxconn Litigation, the Preferred Stock, and any treatment of Preferred Stock or other interests held by Foxconn or any other party. Among other things, the Foxconn Litigation includes a claim to subordinate Foxconn’s Preferred Stock and the descriptions below do not account for the impact of that relief should it be granted.

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

The Certificate of Designation provides that, in the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of Preferred Stock are entitled, out of assets legally available therefor, before any distribution or payment to the holders of any Junior Stock, and subject to the rights of the holders of any Senior Stock or Parity Stock and the rights of the Company’s existing and future creditors, to receive in full a liquidating distribution in cash and in the amount per share of Preferred Stock equal to the greater of (1) the sum of $100 per share plus the accrued unpaid dividends with respect to such share, and (2) the amount the holder would have received had it converted such share into Class A common stock immediately prior to the date of such event.

All holders of shares of Preferred Stock are entitled to vote with the holders of Class A common stock on all matters submitted to a vote of stockholders of the Company as a single class with each share of Preferred Stock entitled to a number of votes equal to the number of shares of Class A common stock into which such share could then be converted; provided, that no holder of shares of Preferred Stock will be entitled to vote to the extent that such holder would have the right to a number of votes in respect of such holder’s shares of Class A common stock, Preferred Stock or other capital stock that would exceed the limitations set forth in clauses (i) and (ii) of the definition of Ownership Limitations.

The Certificate of Designation provides that, commencing on the earlier of (x) the date of the Subsequent Common Closing and (y) November 7, 2023 (the “Conversion Right Date”), and subject to the Ownership Limitations, the Preferred Stock is convertible at the option of the holder into a number of shares of Class A common stock obtained by dividing the sum of the liquidation preference (i.e., $100 per share) and all accrued but unpaid dividends with respect to such share as of the applicable conversion date by the conversion price as of the applicable conversion date. The conversion price currently is $29.04 per share and it is subject to customary adjustments. At any time following the third anniversary of the date of issuance, the Company can cause the Preferred Stock to be converted if the volume-weighted average price of the Class A common stock exceeds 200% of the Conversion Price for a period of at least twenty trading days in any period of thirty consecutive trading days. Foxconn’s ability to convert is limited by clauses (i) and (ii) of the definition of the Ownership Limitations.

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

The Preferred Stock issued by the Company accrues dividends at the rate of 8% per annum whether or not declared and/or paid by the Company (cumulative dividends). In addition, the dividends will compound on a quarterly basis (upon each Preferred Dividend Payment Date (as defined in the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware (the “Certificate of Designations”))) to the extent they are not paid by the Company. The Company records the dividends (effective PIK dividends) as they are earned, based on the fair value of the Preferred Stock at the date they are earned. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock. For the three and six month periods ended June 30, 2023 the Company accrued $0.6 million and $1.2 million in dividends, respectively, which represents the estimated fair value to Preferred Stock with a corresponding adjustment to additional-paid-in-capital common stock in the absence of retained earnings.

While the Company concluded above that accretion to redemption value of the Preferred Stock was not required as the Preferred Stock is not currently redeemable or probable of becoming redeemable, it is noted that the recognition of the dividends will not necessarily reflect the redemption value at any time (given the ‘greater of’ language included as part of the determination of redemption value per above). As of June 30, 2023, the Company did not consider change of control to be probable. The Chapter 11 Cases and the Foxconn Litigation were filed just prior to the June 30, 2023 determination date and in light of the significant uncertainty with respect to the process to be undertaken and any potential outcome of the Chapter 11 Cases and the Foxconn Litigation, this determination does not take into account any potential impact thereof. The Company reserves all rights with respect to the amounts and the effects of the Chapter 11 Cases and the Foxconn Litigation.

NOTE 6 — CAPITAL STOCK AND LOSS PER SHARE

On August 17, 2022, the Company held a special meeting of stockholders whereby our stockholders voted to amend the Charter to increase our authorized shares of capital stock from 312 million to 462 million, consisting of (i) 450 million shares of Class A common stock and (ii) 12 million shares of preferred stock, each with a par value of $0.0001.

At the 2023 Annual Meeting, the stockholders of the Company approved a proposal to amend the Charter to effect a reverse split of the Company’s outstanding shares of Class A common stock at a ratio within a range of between 1:3 and 1:15, with the timing and the exact ratio of the reverse split to be determined by the Board in its sole discretion. The Board authorized the Reverse Stock Split at a 1:15 ratio, which became effective as of 12:01 a.m. Eastern Time on May 24, 2023, or the Effective Time.

The Company filed the Amendment to the Charter on May 22, 2023, which provided that, at the Effective Time, every fifteen shares of the issued and outstanding Class A common stock would automatically be combined into one issued and outstanding share of Class A common stock.

We had 16.0 million and 15.9 million shares of Class A common stock issued and outstanding as of June 30, 2023, and December 31, 2022, respectively, after giving effect to the Reverse Stock Split. We had 0.3 million shares of Preferred Stock issued and outstanding as of each of June 30, 2023 and December 31, 2022. FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents.

The weighted-average number of shares outstanding for basic and diluted loss per share of Class A common stock is as follows:

	(in thousands)
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Basic weighted average shares outstanding	15,940	13,388	15,936	13,245
Diluted weighted average shares outstanding	15,940	13,401	15,936	13,245

For the three and six months ended June 30, 2023 and for the six months ended June 30, 2022 share awards and warrants were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

For the three months ended June 30, 2022, the calculation of diluted weighted average shares outstanding included, on a pre-Reverse Stock Split basis, 0.2 million share awards,1.6 million BGL Warrants, 2.3 million Private Warrants, and 1.7 million Foxconn Warrants outstanding. For the three months ended June 30, 2022, the calculation of diluted weighted average shares outstanding included 0.2 million shares (on a pre-Reverse Stock Split basis) related to share awards.

Investment Transactions

On November 7, 2022, the Company entered into the Investment Agreement under which Foxconn agreed to make additional equity investments (collectively, the “Investment Transactions”) in the Company through the purchase of $70 million of Class A common stock and up to $100 million in Preferred Stock, subject to certain conditions, including, without limitation, regulatory approvals and satisfaction of certain EV Program budget and EV Program milestones established by the parties.

The Company can use any proceeds from the sale of the Class A common stock for general corporate purposes as determined by the Board and the proceeds from the sale of the Preferred Stock was to be limited to funding the EV Program or any substitute or replacement electric vehicle program as agreed to by Foxconn and the Company.

On November 22, 2022, the Company completed the Initial Closing under the Investment Agreement, at which Foxconn purchased (a) approximately 1.8 million shares of Class A common stock at a purchase price of $26.40 per share (such amounts give effect to the Reverse Stock Split), and (b) 0.3 million shares of Preferred Stock at a purchase price of $100 per share, for an aggregate purchase price of approximately $52.7 million.

The Investment Agreement provided for the Subsequent Common Closing, at which time Foxconn was required to purchase approximately 10% of the Class A common stock for approximately $47.3 million. The Subsequent Common Closing was to occur on or before May 8, 2023. The Company was ready, willing and able to complete the Subsequent Common Closing on a timely basis.

In addition, following the parties’ agreement to the EV Program budget and the EV Program milestones and satisfaction such milestones and other conditions set forth in the Investment Agreement, Foxconn was to purchase in the Subsequent Preferred Funding two tranches equal to 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share for aggregate proceeds of $70 million. The parties agreed to use commercially reasonable efforts to agree upon the EV Program budget and EV Program milestones no later than May 7, 2023.

Foxconn has failed to proceed with the Subsequent Common Closing or any Subsequent Preferred Funding. As a result of Foxconn’s actions, the Company has been deprived of critical funding necessary for its operations. The Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement, the parties’ joint venture agreement, the APA, and the CMA that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. See Note 1 – Description of Organization and Business Operations – Description of Business and Note 7 – Commitments and Contingencies for additional information.

As previously disclosed, the Investment Agreement also contains the following additional terms with respect to Foxconn’s ownership of the Company’s securities; however, as detailed herein, Foxconn has refused to fulfill its obligations under the Investment Agreement, and those breaches, among the Company’s other causes of action against Foxconn, are now subject to the Foxconn Litigation.

●	Board Representation: Foxconn would have the right to appoint two designees to the Board subject to the resolution of our dispute with Foxconn and the consummation of the Subsequent Common Closing. Foxconn would relinquish one Board seat if it did not continue to beneficially own shares of Class A common stock, Preferred Stock and shares of Class A common stock issued upon conversion of shares of Preferred Stock that represent (on an as-converted basis) at least 50% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions and would relinquish its other Board seat if it did not continue to beneficially own at least 25% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions (the “25% Ownership Requirement”).
●	Termination of Foxconn Joint Venture: The Company and Foxconn terminated the Joint Venture Agreement, the Note, dated June 24, 2022, issued by Lordstown EV Corporation and guaranteed by the Company and Lordstown EV Sales (the “Note”), and all liens on assets of Lordstown EV Corporation and the Company. All remaining funds held by the Foxconn Joint Venture were distributed to Foxconn EV Technology, Inc. as a distribution for amounts contributed by it and as a repayment in full of any loans advanced by it to Lordstown EV Corporation under the Note.
●	Standstill: Until the date that is the later of December 31, 2024 and 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors, without the approval of the Board, Foxconn would not (A) acquire any equity securities of the Company if after the acquisition Foxconn and its affiliates would own (i) prior to the Subsequent Common Closing, 9.99% of the capital stock of the Company that is entitled to vote generally in any election of directors of the Company (“Voting Power”), (ii) prior to the time the Company obtains the approval of stockholders contemplated by Rule 5635 of the Nasdaq listing rules as in effect on November 7, 2022 with respect to certain equity issuances (the “Requisite Stockholder Approval”), 19.99% of the Voting Power, and (iii) at all times following the Subsequent Common Closing and the Requisite Stockholder Approval, 24% of the Voting Power (collectively, the “Ownership Limitations”), or (B) make any public announcement with respect to, or offer, seek, propose or indicate an interest in, any merger, consolidation, business combination, tender or exchange offer, recapitalization, reorganization or purchase of more than 50% of the assets, properties or securities of the Company, or enter into discussions, negotiations, arrangements, understandings, or agreements regarding the foregoing.
●	Exclusivity: Prior to the Subsequent Common Closing, (i) without Foxconn’s consent, the Company had agreed not to (A) encourage, solicit, initiate or facilitate any Acquisition Proposal (as defined below), (B) enter into any agreement with respect to any Acquisition Proposal or that would cause it not to consummate any of the Investment Transactions or (C) participate in discussions or negotiations with, or furnish any information to, any person in connection with any Acquisition Proposal, and (ii) the Company had agreed to inform Foxconn of any Acquisition Proposal that it receives. An “Acquisition Proposal” means any proposal for any (i) sale or other disposition by merger, joint venture or otherwise of assets of the Company representing 30% or more of the consolidated assets of the Company, (ii) issuance of securities representing 15% or more of any equity securities of the Company, (iii) tender offer, exchange offer or other transaction that would result in any person beneficially owning 15% or more of any equity securities of the Company, (iv) merger, dissolution or similar transaction involving the Company representing 30% or more of the consolidated assets of the Company, or (v) combination of the foregoing. The Company had also agreed that, while the Preferred Stock is outstanding, it would not put in place a poison pill arrangement that applies to Foxconn to the extent of its ownership of shares of Preferred Stock or Class A common stock that it acquired from the Company as of the date such arrangement is adopted by the Company.
●	Voting Agreement and Consent Rights: The terms of the Investment Agreement and Certificate of Designations provide that, until the later of (i) December 31, 2024 and (ii) 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors, Foxconn agreed to vote all of its shares of Class A common stock and Preferred Stock (to the extent then entitled to vote) in favor of each director recommended by the Board and in accordance with any recommendation of the Board on all other proposals that are the subject of stockholder action (other than any action related to any merger or business combination or other change of control transaction or sale of assets). So long as the 25% Ownership Requirement is satisfied, without the consent of the holders of at least a majority of the then-issued and outstanding Preferred Stock (voting as a separate class), the Company agreed not to (i) amend any provision of the Charter or the Company’s amended and restated bylaws in a manner that would adversely affect the Preferred Stock or increase or decrease the number of shares of Preferred Stock, (ii) authorize or create, or increase the number of shares of any parity or senior securities other than securities on parity with the Preferred Stock with an aggregate liquidation preference of not more than $30 million, (iii) increase the size of the Board, or (iv) sell, license or lease or encumber any material portion of the Company’s hub motor technology and production line other than in the ordinary course of business.
●	Participation Rights: Following the Subsequent Common Closing and until Foxconn no longer has the right to appoint a director to the Board, other than with respect to certain excluded issuances, Foxconn has the right to purchase its pro rata portion of equity securities proposed to be sold by the Company; provided, that the Company is not required to sell Foxconn securities if the Company would be required to obtain stockholder approval under any applicable law or regulation.

The Investment Agreement also contains closing conditions. The Investment Agreement provides for termination by mutual agreement of the parties to amend the Investment Agreement to allow such a termination, and cannot otherwise be terminated by either party following the Initial Closing.

Registration Rights Agreement

On November 22, 2022, the Company and Foxconn entered into the Registration Rights Agreement pursuant to which the Company agreed to use reasonable efforts to file and cause to be declared effective a registration statement with the SEC registering the resale of the Class A common stock issued to Foxconn, including any shares of Class A common stock issuable upon conversion of the Preferred Stock under the Investment Agreement, which was to be filed promptly following the earlier to occur of (i) the Subsequent Common Closing and (ii) May 7, 2023. Foxconn also has customary demand and piggyback registration rights with respect to the shares of Class A common stock issued or issuable under the Investment Agreement, and indemnification rights. The Company filed a registration statement on Form S-3 with the SEC on May 11, 2023 with the intent to satisfy its obligations under the Registration Rights Agreement.

Sales Agreement and ATM Offering

On November 7, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company could offer and sell up to approximately 50.2 million shares of our Class A common stock, from time to time through Jefferies (the “ATM Offering”). During 2022, Jefferies sold approximately 7.8 million shares of Class A common stock, which resulted in net proceeds of $12.4 million. There were no shares sold in the quarter ending June 30, 2023. As a result of our delisting from Nasdaq, we do not anticipate any transactions under the ATM Offering in the future.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has been subject to extensive pending and threatened legal proceedings arising in the ordinary course of business and has already incurred, and expects to continue to incur, significant legal expenses in defending against these claims. The Company records a liability for loss contingencies in the Condensed Consolidated Financial Statements when a loss is known or considered probable and the amount can be reasonably estimated. The Company may seek to achieve resolution of these matters with respect to the Company as part of the Chapter 11 Cases and has and may in the future enter into discussions regarding settlement of these matters, and may enter into settlement agreements if it believes it is in the best interest of the Company’s stakeholders. Legal fees and costs of litigation, settlement by the Company or adverse decisions with respect to the matters disclosed may result in liability that is not insured or that is in excess of insurance coverage and could significantly exceed our current accrual and ability to pay and be, individually or in the aggregate, material to the Company’s consolidated results of operations, financial condition or cash flows, impair our ability to sell certain assets and diminish or eliminate any assets available for any distribution to stockholders in the Chapter 11 Cases.

On June 27, 2023, the Company and its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re: Lordstown Motors Corp., et al., Cases No. 23-10831 through 23-10833 and the Foxconn Litigation is Adversary Case No. 23-50414. The Company received the Bankruptcy Court’s approval of its customary motions filed on June 27, 2023. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors; (iv) continue to honor certain customer obligations; (v) maintain their insurance program; (vi) continue their cash management system; and (v) establish certain procedures to protect any potential value of the Company’s NOLs. The filing of the Chapter 11 Cases resulted in an initial automatic stay of legal proceedings against the Company. Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://www.kccllc.net/lordstown/document/list, a website administered by KCC, a third-party bankruptcy claims and noticing agent. The information on this web site is not incorporated by reference and does not constitute part of this Form 10-Q.

On July 27, 2023, the Bankruptcy Court modified the automatic stay that was in effect at the time of filing the Chapter 11 Cases to allow the Karma Action (defined below) to proceed against the Company in the District Court (defined below). On August 8, 2023, the Bankruptcy Court approved procedures for the Debtors to conduct a comprehensive marketing and sale process for all, substantially all or some of their assets in order to maximize the value of those assets. The Debtors’ investment banker, Jefferies LLC, has reached out to a wide range of potential buyers. The Debtors have received a number of non-binding indications of interest. The procedures approved by the Bankruptcy Court provide that August 24, 2023 is the deadline by which the Company may select and file with the court one or more stalking horses with respect to its assets. The deadline to submit bids is September 8, 2023 and the auction, if any, is scheduled for September 19, 2023.

Since filing the Chapter 11 petitions, the Company has operated as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In accordance with ASC 852, in the accompanying June 30, 2023 Condensed Consolidated Balance Sheet, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. “Liabilities subject to compromise” at June 30, 2023 consisted of the following:

(in thousands)
June 30, 2023
Accounts payable	$3,279
Accrued expenses and other current liabilities	6,716
Accrued legal settlements	75,000
Liabilities subject to compromise	$84,995

“Liabilities subject to compromise” are recorded at the expected amount of the total allowed claim, however, the ultimate settlement of these liabilities remain at the discretion of the Bankruptcy Court, thus may be settled for different amounts. These amounts are also subject to adjustments if we make changes to our assumptions or estimates related to claims as additional information becomes available to us. Such adjustments may be material, and the Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of “Liabilities subject to compromise” may change. The Company had accruals of $75.0 million and $35.9 million, for the periods ending June 30, 2023 and December 31, 2022, respectively, for certain of its outstanding legal proceedings within Accrued and other current liabilities on its Condensed Consolidated Balance Sheet. The accrual is based on current information, legal advice and the potential impact of the outcome of one or more claims on related matters and may be adjusted in the future based on new developments. This accrual does not reflect a full range of possible outcomes for these proceedings or the full amount of any damages alleged, which are significantly higher. Any such additional losses may be significant; however, the Company cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

The Bankruptcy Court has not established the deadline by which parties are required to file proofs of claim in the Chapter 11 Cases. There is substantial risk of additional litigation and claims against the Company or its indemnified directors and officers, as well as other claims by third parties that may be known or unknown and the Company does not have the resources to adequately defend or dispute due to the Chapter 11 Cases. The Company cannot provide any assurances regarding when such deadline will be, the amount or nature of the claims that may be filed by such deadline, or what the Company’s total estimated liabilities based on such claims will be.

The Company was notified by its primary insurer under its post-merger directors and officers insurance policy that the insurer is taking the position that no coverage is available for the consolidated securities class action, various shareholder derivative actions, the consolidated stockholder class action, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York described below, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The insurer has identified other potential coverage issues as well. Excess coverage attaches only after the underlying insurance has been exhausted, and generally applies in conformance with the terms of the underlying insurance. The Company is analyzing the insurer’s position, and intends to pursue any available coverage under this policy and other insurance. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which could be significant. The insurers in our Side A D&O insurance program, providing coverage for individual directors and officers in derivative actions and certain other situations, have issued a reservation of rights letter which, while not denying coverage, has cast doubt on the availability of coverage for at least some individuals and/or claims.

On October 30, 2020, the Company, together with certain of its current and former executive officers, including Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, and certain of our other current and former employees, were named as defendants in a lawsuit (the “Karma Action”) filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order. On April 16, 2021, Karma filed an Amended Complaint that added additional defendants (two Company employees and two Company contractors that were previously employed by Karma) and a number of additional claims alleging generally that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. The Amended Complaint contains a total of 28 counts, including: (i) alleged violations under federal law of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act; (ii) alleged violations of California law for misappropriation of trade secrets and unfair competition; (iii) common law claims for breach of contract and tortious interference with contract; (iv) common law claims for breach of contract, including confidentiality agreements, employment agreements and the non-binding letter of intent; and (v) alleged common law claims for breach of duties of loyalty and fiduciary duties. The Amended Complaint also asserts claims for conspiracy, fraud, interstate racketeering activity, and violations of certain provisions of the California Penal Code relating to unauthorized computer access. Karma is seeking permanent injunctive relief and monetary damages in excess of $900 million based on a variety of claims and theories asserting very substantial losses by Karma and/or improper benefit to the Company that significantly exceed the Company’s accrual with respect to the matter and ability to pay. The Company has opposed Karma’s damages claims on factual and legal grounds, including lack of causality. The Company is vigorously challenging Karma’s asserted damages.

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

The District Court initially stayed the Karma Action in light of the automatic stay imposed by the commencement of the Chapter 11 Cases. However, the Bankruptcy Court granted Karma relief from the automatic stay on July 31, 2023 to allow the multi-week trial in the Karma Action to proceed, which trial is scheduled for trial in California beginning on September 12, 2023. The jury trial is expected to last approximately three weeks.

The Company is continuing to vigorously defend against Karma’s claims. The Company continues to believe that there are strong defenses to the claims and damages demanded. However, the outcome of the Karma Action is subject to uncertainties inherent in the litigation process and no assurances can be given regarding the outcome of the trial or the impact of the Karma Action on the Company, including its ability to sell assets that Karma claims were misappropriated by the Company or that incorporate trade secrets or property that

Karma claims were misappropriated by the Company. The outcome of the litigation with Karma may have an impact upon which assets the Company is able to sell through the process before the Bankruptcy Court.

Six related putative securities class action lawsuits were filed against the Company and certain of its current and former officers and directors and former DiamondPeak directors between March 18, 2021 and May 14, 2021 in the U.S. District Court for the Northern District of Ohio (Rico v. Lordstown Motors Corp., et al. (Case No. 21-cv-616); Palumbo v. Lordstown Motors Corp., et al. (Case No. 21-cv-633); Zuod v. Lordstown Motors Corp., et al. (Case No. 21-cv-720); Brury v. Lordstown Motors Corp., et al. (Case No. 21-cv-760); Romano v. Lordstown Motors Corp., et al., (Case No. 21-cv-994); and FNY Managed Accounts LLC v. Lordstown Motors Corp., et al. (Case No. 21-cv-1021)). The matters have been consolidated and the Court appointed George Troicky as lead plaintiff and Labaton Sucharow LLP as lead plaintiff’s counsel. On September 10, 2021, lead plaintiff and several additional named plaintiffs filed their consolidated amended complaint, asserting violations of federal securities laws under Section 10(b), Section 14(a), Section 20(a), and Section 20A of the Exchange Act and Rule 10b-5 thereunder against the Company and certain of its current and former officers and directors. The complaint generally alleges that the Company and individual defendants made materially false and misleading statements relating to vehicle pre-orders and production timeline. Defendants filed a motion to dismiss, which is fully briefed as of March 3, 2022. A hearing on the motion to dismiss has not been scheduled and a decision has not yet been rendered. The Company filed a suggestion of bankruptcy on June 28, 2023, and filed an amended suggestion of bankruptcy on July 11, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay; however the ultimate scope and effect of the stay remains subject to further proceedings before the Bankruptcy Court. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al. (Case No. 21-cv-604); Kelley, et al. v. Burns, et al. (Case No. 12-cv-724); Patterson, et al. v. Burns, et al. (Case No. 21-cv-910); and Sarabia v. Burns, et al. (Case No. 21-cv-1010)). The derivative actions in the District Court of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution of the motion to dismiss in the consolidated securities class action. On March 7, 2022, the court granted in part defendants’ motion to stay, staying the action until the resolution of the motion to dismiss in the consolidated securities class action, but requiring the parties to submit a status report if the motion to dismiss was not resolved by September 3, 2022. The court further determined to dismiss without a motion, on the grounds that the claim was premature, plaintiffs’ claim for contribution for violations of Sections 10(b) and 21D of the Exchange Act without prejudice. The parties filed a joint status report as required because the motion to dismiss in the consolidated securities class action was not resolved as of September 3, 2022. The parties filed additional court-ordered joint status reports on October 28, 2022, January 6, 2023 and April 3, 2023. On April 4, 2023, the Court ordered the parties to submit a letter brief addressing whether the Court should lift the stay. On April 14, 2023, the parties submitted a joint letter requesting that the Court not lift the stay. On April 17, 2023, the court lifted the stay and ordered the parties to meet and confer by May 8, 2023 and submit a proposed case-management plan. On May 9, 2023, the court reinstated the stay and ordered the parties to advise the court of any developments in the consolidated securities class action or material changes to Lordstown’s condition. The Company filed a suggestion of bankruptcy on June 27, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay; however the ultimate scope and effect of the stay remains subject to further proceedings before the Bankruptcy Court. The court entered an order acknowledging the effect of the automatic stay on June 28, 2023. We intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

Another related stockholder derivative lawsuit was filed in U.S. District Court for the Northern District of Ohio on June 30, 2021 (Thai v. Burns, et al. (Case No. 21-cv-1267)), asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, based on similar facts as the consolidated derivative action in the District Court of Delaware. On October 21, 2021, the court in the Northern District of Ohio derivative action entered a stipulated stay of the action and scheduling order relating to defendants’ anticipated motion to dismiss and/or subsequent motion to stay that is similarly conditioned on the resolution of the motion to dismiss in the consolidated securities class action. We intend to vigorously defend against the claims. The Company filed a suggestion of bankruptcy on June 28, 2023, and filed an amended suggestion of bankruptcy on July 19, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay; however the ultimate scope and effect of the stay remains subject to further proceedings before the Bankruptcy Court. The proceedings are subject to uncertainties inherent in the litigation process.

Another related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on December 2, 2021 (Cormier v. Burns, et al. (C.A. No. 2021-1049)), asserting breach of fiduciary duties, insider selling, and unjust enrichment, based on similar facts as the federal derivative actions. An additional related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on February 18, 2022 (Jackson v. Burns, et al. (C.A. No. 2022-0164)), also asserting breach of fiduciary duties, unjust enrichment, and insider selling, based on similar facts as the federal derivative actions. On April 19, 2022, the parties in Cormier and Jackson filed a stipulation and proposed order consolidating the two actions, staying the litigation until the resolution of the motion to dismiss in the consolidated securities class action and appointing Schubert Jonckheer & Kolbe LLP and Lifshitz Law PLLC as Co-Lead Counsel. On May 10, 2022, the court granted the parties’ proposed stipulation and order to consolidate the actions, and to stay the consolidated action pending the resolution of the motion to dismiss in the consolidated securities class action. While the action remains stayed, on June 24, 2022, the plaintiffs filed a consolidated complaint asserting similar claims, and substituting a new plaintiff (Ed Lomont) for Cormier, who no longer appears to be a named plaintiff in the consolidated action. On June 27, 2023, the Company filed a suggestion of bankruptcy, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay; however the ultimate scope and effect of the stay remains subject to further proceedings before the Bankruptcy Court. We intend to vigorously defend against these actions. The proceedings are subject to uncertainties inherent in the litigation process.

Two putative class action lawsuits were filed against former DiamondPeak directors and DiamondPeak Sponsor LLC on December 8 and 13, 2021 in the Delaware Court of Chancery (Hebert v. Hamamoto, et al. (C.A. No. 2021-1066); and Amin v Hamamoto, et al. (C.A. No. 2021-1085)) (collectively, the “Delaware Class Action Litigation”).  The plaintiffs purport to represent a class of investors in DiamondPeak and assert breach of fiduciary duty claims based on allegations that the defendants made or failed to prevent alleged misrepresentations regarding vehicle pre-orders and production timeline, and that but for those allegedly false and misleading disclosures, the plaintiffs would have exercised a right to redeem their shares prior to the de-SPAC transaction. On February 9, 2022, the parties filed a stipulation and proposed order consolidating the two putative class action lawsuits, appointing Hebert and Amin as co-lead plaintiffs, appointing Bernstein Litowitz Berger & Grossmann LLP and Pomerantz LLP as co-lead counsel and setting a briefing schedule for the motions to dismiss and motions to stay. The motions to stay were fully briefed as of February 23, 2022 and the court held oral argument on February 28, 2022. On March 7, 2022, the court denied the motion to stay. On March 10, 2022, defendants filed their brief in support of their motion to dismiss. The motion to dismiss was fully briefed on April 27, 2022, and was scheduled for oral argument on May 10, 2022. On May 6, 2022, defendants withdrew the motion to dismiss without prejudice. On July 22, 2022, co-lead plaintiffs filed an amended class action complaint asserting similar claims. Defendants filed a motion to dismiss the amended class action complaint on October 14, 2022. Plaintiffs’ answering brief and Defendants’ reply brief were due on November 18 and December 9, 2022, respectively. Oral argument on the motion to dismiss was scheduled for January 6, 2023. On January 5, 2023, the defendants withdrew their motion to dismiss. On February 2, 2023, the court issued a case scheduling order setting forth pre-trial deadlines and a date for trial in March 2024. On February 3, 2023, defendants filed their answer to plaintiffs’ amended class action complaint. On February 7, 2023, plaintiffs served the Company, as a non-party, with a subpoena for certain information, which the Company responded to on February 21, 2023.

On June 9, 2023, the court granted in part and denied in part the plaintiffs’ motion to compel regarding the appropriate scope of the Company’s response to the subpoena. On July 5, 2023, in the Chapter 11 Cases, the Company filed (i) an adversary complaint seeking injunctive relief to extend the automatic stay to the plaintiffs in the Delaware Class Action Litigation, initiating the adversary proceeding captioned Lordstown Motors Corp. v. Amin, Adv. Proc. No. 23-50428 (Bankr. D. Del.) and (ii) a motion and brief in support thereof, seeking a preliminary injunction extending the automatic stay to the Delaware Class Action Litigation.  On August 3, 2023, the Bankruptcy Court denied the Company’s preliminary injunction motion.  On July 21, 2023, plaintiffs filed a motion for class certification in the Delaware Class Action Litigation. Plaintiffs and the Company, as a non-party, are currently meeting and conferring regarding the scope of the Company’s discovery obligations pursuant to the subpoena. The defendants intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

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

The Company has potential indemnification obligations with respect to the current and former directors named in the above-referenced actions, which obligations may not be covered by the Company’s applicable directors and officers insurance.

On June 27, 2023, the Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for breaches of the Investment Agreement and other agreements and fraudulent and tortious actions that the Company believes were committed by Foxconn, which have caused substantial harm to our operations and prospects and significant damages. Foxconn’s answer is currently due on September 1, 2023.

On July 20, 2023, Hon Hai Precision Industry Co., Ltd. (a/k/a Hon Hai Technology Group), Foxconn EV Technology, Inc., and Foxconn EV System LLC filed a motion to dismiss the Chapter 11 Cases or to convert the cases under Chapter 7 of the Bankruptcy Code. The movants allege that the Debtors filed the Chapter 11 Cases in bad faith, that the Debtors do not have a reasonable likelihood of rehabilitation, and that dismissal or conversion would benefit the Debtors’ creditors. The Debtors believe that there are strong defenses to the movants’ assertions and will vigorously oppose the motion. However, no assurances can be given regarding the outcome of the motion.

As a result of the Chapter 11 Cases and ceasing production of the Endurance, the Company has received claims from its suppliers and vendors for amounts those parties believe the Company owes. The Company and its advisors are analyzing the claims for validity. As of June 30, 2023, the Company has accrued $6.7 million for claims it believes are appropriate to recognize as a liability. There are significant additional claims being asserted and we are likely to learn of additional claims once the Bankruptcy Court establishes a deadline by which parties are required to file proofs of claims. The Company intends to vigorously defend against claims it believes are invalid. No assurances can be provided as to the extent of the claims, its ability to minimize future losses, or the substantial costs that may be incurred to evaluate known or unknown claims.

As part of the Chapter 11 Cases, the Company engaged Jefferies to act as its investment banker, and such engagement was authorized by the Bankruptcy Court on July 25, 2023. The engagement letter with Jefferies, dated June 26, 2023 (the “Engagement Letter”), provides for certain payment, reimbursement, contribution, and indemnification obligations, including the payment by the Company of (i) a monthly fee equal to $0.2 million per month until the Engagement Letter is terminated (the “Monthly Fee”), (ii) a fee equal to $3.0 million (a “Transaction Fee”) upon either the consummation of (x) any transaction involving the restructuring, reorganization, recapitalization, repayment or material modification of the Company’s outstanding indebtedness (other than any dismissal of the Chapter 11 Cases or any conversion of these cases to cases under Chapter 7 of the Bankruptcy Code) or (y) any sale, disposition or other similar business transaction or series of related transactions involving all or substantially all of the Company’s assets (any such event, a “Transaction”), and (iii) reasonable out-of-pocket fees and expenses. All Monthly Fees actually paid to and retained by Jefferies will be credited once, without duplication, against any Transaction Fee that becomes payable to Jefferies.  Either party may terminate the Engagement Letter upon five days’ notice, but if a Transaction occurs within twelve months after termination, Jefferies remains entitled to the applicable fee.

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

Pursuant to the Investment Agreement described in Note 6 – Capital Stock and Loss Per Share, Foxconn’s beneficial ownership of Class A common stock exceeded 5% in November 2022 causing Foxconn to become a related party. The Company has entered into the Foxconn Transactions with Foxconn described under Note 1 – Description of Organization and Business Operations – Foxconn Transactions. See Note 7 – Commitments and Contingencies for additional information regarding the status of the Foxconn Transactions.

In August 2020, we entered into an emissions credit agreement with GM pursuant to which, and subject to the terms of which, until the completion of the first three annual production/model years wherein we produce vehicles at least ten months out of the production/model year, the counterparty will have the option to purchase such emissions credits as well as emissions credits from any other U.S. state, country or jurisdiction generated by vehicles produced by us not otherwise required by us to comply with emissions laws and regulations at a purchase price equal to 75% of the fair market value of such credits. Shortly after filing the Chapter 11 Cases, the Company ceased production of the Endurance and new program development.

In November 2020, we prepaid a royalty payment of $4.75 million to Workhorse Group, representing an advance on the royalties, but only to the extent that the aggregate amount of such royalty fees exceeded the amount paid upfront. Given that Workhorse Group technology is not being used in the Endurance and our strategic direction, inclusive of the transactions contemplated with Foxconn, we deemed it appropriate to terminate the license agreement during 2022. As such, we recorded a charge of $4.75 million during the year ended December 31, 2022 to write-off prepaid royalty.

NOTE 9 — SUBSEQUENT EVENTS

Bankruptcy and Litigation Matters

On June 27, 2023, the Company and its subsidiaries filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re: Lordstown Motors Corp., et al., Cases No. 23-10831 through 23-10833. Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://www.kccllc.net/lordstown/document/list, a website administered by KCC. The information on this website is not incorporated by reference and does not constitute part of this Form 10-Q.

The Bankruptcy Court has approved certain motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. The Debtors are authorized to conduct their business activities in the ordinary course, and pursuant to orders entered by the Bankruptcy Court, the Debtors are authorized to, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors; (iv) continue to honor certain customer obligations; (v) maintain their insurance program; (vi) continue their cash management system and (v) establish certain procedures to protect any potential value of the Company’s NOLs.

As part of the Chapter 11 Cases, on August 8, 2023, the Bankruptcy Court approved procedures for the Debtors to conduct a comprehensive marketing and sale process for all, substantially all or some of their assets in order to maximize the value of those assets. The Debtors’ investment banker, Jefferies LLC, has reached out to a wide range of potential buyers. The Debtors have received a number of non-binding indications of interest. The procedures approved by the Bankruptcy Court provide that August 24, 2023 is the deadline by which the Company may select and file with the Bankruptcy Court one or more stalking horse bids with respect to their assets. The deadline to submit bids is September 8, 2023 and the auction, if any, is scheduled for September 19, 2023. Each of these dates is subject to change and the sale process may be modified or cancelled in accordance with the procedures approved by the Bankrupt Court. The Company can provide no assurance that any sale of assets (whether in whole or in part) will be consummated or what the proceeds or other terms of any such transaction may be. Further, the assets included in this report or in any filing we make with the Bankruptcy Court may not reflect the fair values thereof during the pendency of or following the Chapter 11 Cases or the value of our assets in an organized sale process in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result.

On July 31, 2023, the Bankruptcy Court granted Karma relief from the automatic stay imposed by the commencement of the Chapter 11 Cases and to allow the multi-week trial in the Karma Action scheduled in September 2023 to continue. The Company is continuing to vigorously defend against Karma’s claims and continues to believe that there are strong defenses to the claims and damages demanded. However, the outcome of the Karma Action is subject to uncertainties inherent in the litigation process and no assurances can be given regarding the outcome of the trial or the impact of the Karma Action on the Company, including its ability to sell assets that Karma claims were misappropriated by the Company or that incorporate trade secrets or property that Karma claims were misappropriated by the Company. See Note 7 – Commitments and Contingencies.

On July 26, 2023, a purported class action lawsuit was filed against certain of the Company’s officers in the U.S. District Court for the Northern District of Ohio (Bandol Lim, Individually and on behalf of other stockholders (Case No. 4:23-cv-01454-BYP) asserting violations of Section 10(b), Section 20(a) of the Exchange Act and Rule 10b-5 thereunder relating to the Company’s disclosure regarding the status of its relationship with Foxconn and the Foxconn Transactions. The defendants, as well as the Company, are reviewing the claims and the timing thereof in light of the Chapter 11 Cases. A vigorous defense is expected and the Company may have indemnification obligations with respect thereto. The proceedings are subject to uncertainties inherent in the litigation process.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Cautionary Note Regarding Forward-Looking Statements” and Part I – Item 1A. Risk Factors in our Form 10-K and under Part II – Item 1A. Risk Factors below for a discussion of these risks and uncertainties, including without limitation, with respect to the Chapter 11 Cases, our ability to confirm and consummate the Plan and our liquidity, capital resources and financial condition.

Our strategy was designed to accelerate the launch of new commercial EVs. This included working on our own vehicle programs as well as partnering with third parties, and included our intended development program with Foxconn and its affiliates, as we sought to leverage our vehicle development experience, our proprietary and open-source and other non-proprietary technologies, our existing Endurance vehicle platform, and potential new vehicle platforms to drive commonality and scale, and more efficiently develop and launch EVs, to enhance capital efficiency and achieve profitability.

In the third quarter of 2022, we started commercial production of the Endurance with the first two vehicles completing assembly in September. We subsequently completed homologation and testing and received required certifications enabling us to record sales of the first three vehicles in the fourth quarter of 2022. Engineering readiness, quality and part availability governed the initial timing and speed of the Endurance launch. The rate of Endurance production remained very low as we addressed launch and supplier quality related issues until June 30, 2023 when management made the decision to cease production. During the second quarter of 2023, we delivered 33 Endurance trucks to customers as we continued to evaluate the merits of producing and selling vehicles to customers in order to seed the commercial fleet market, demonstrate the capabilities of the Endurance, and support our OEM partnership pursuits.

As a result of having insufficient capital to execute our business plan, we made trade-offs with respect to how we allocated our capital, including substantially limiting investments in tooling, other aspects of the Endurance and our operations, which resulted in higher costs for the Company and slowed or impaired future design efforts. As a further result, our ability to establish multi-year production volumes consistent with our suppliers’ expectations was limited. These factors, among others, resulted in a BOM cost for the Endurance that was, and would continue to be, significantly higher than the recent selling price. While we believe cost improvements over time could be achieved with a strategic partner to provide additional capital or other support to scale the Endurance, a positive gross margin would require investments and design enhancements to reduce the BOM cost.

In the fourth quarter of 2021, we began entering into the Foxconn Transactions (see Note 1 – Description of Organization and Business Operations) as part of a shift in our business strategy from a vertically integrated OEM designer, developer and manufacturer of EVs into a less capital-intensive OEM business focused on designing, developing, engineering, testing, industrializing, and launching vehicles in partnership with Foxconn. Since October of 2021, Foxconn provided $280 million of funding and invested approximately $103 million in our Class A common stock and Preferred Stock.

Pursuant to the Investment Agreement with Foxconn (see Note 6 – Capital Stock and Loss Per Share), Foxconn agreed to provide up to $117.3 million of additional funding pursuant to the Subsequent Common Closing and Subsequent Preferred Funding, subject to conditions, including satisfaction of certain EV Program budget and EV Program milestones as set forth in the Investment Agreement. Proceeds from the Subsequent Preferred Funding would only be used in connection with the EV Program or any substitute or replacement electric vehicle program as agreed to by Foxconn and the Company. Since April 21, 2023, Foxconn has disputed its obligations under the Investment Agreement to consummate the Subsequent Common Closing and to use necessary efforts to agree upon the EV Program budget and EV Program milestones to facilitate the Subsequent Preferred Funding and has asserted breaches by the Company of the Investment Agreement. The Company continues to believe that the breach allegations by Foxconn are without merit, and that Foxconn was obligated to complete the Subsequent Common Closing on or before May 8, 2023. As a result of Foxconn’s actions, the Company has been deprived of critical funding necessary for its operations and commenced the Foxconn Litigation on June 27, 2023.

Leading up to filing the Chapter 11 Cases, it became apparent that we would be unable to effectively implement and realize the anticipated benefits of the Foxconn Transactions as Foxconn continued to shift its approach to the nature of the partnership and the product, failed to meet funding commitments and refused to engage with the Company on various initiatives contemplated by the Foxconn Transactions that were essential to sustain ongoing operations. Due to the failure to identify a strategic partner for the Endurance, lack of expected funding and other support from Foxconn and extremely limited ability to raise sufficient capital in the current market environment, we determined it was in the best interests of the Company’s stakeholders to take aggressive actions to cut costs and preserve cash, file the Chapter 11 Cases and cease production of the Endurance and new program development. As part of these actions, two notices were provided to a substantial number of employees under the WARN Act in May 2023, for job eliminations to occur in July 2023. Therefore, this reduction in costs occurred after the end of the second quarter of 2023.

As part of the Chapter 11 Cases, we have initiated a process to seek a buyer for some or all of the Company’s assets. The Company can provide no assurance that any sale of assets (whether in whole or in part) will be consummated or what the proceeds or other terms of any such transaction may be. The Company also intends to use the Chapter 11 Cases to fully, finally and efficiently resolve its contingent and other liabilities and is pursuing the Foxconn Litigation before the Bankruptcy Court. However, the Company provides no assurance as to the timing or outcome of the resolution of these matters by the Bankruptcy Court or any other court in which these matters may be adjudicated, including as a result of the proceedings that will occur outside of the Bankruptcy Court prior to a final disposition by the Bankruptcy Court, including the Karma Action. In addition, the Bankruptcy Court has not established a deadline by which parties are required to file proofs of claim in the Chapter 11 Cases. The Company cannot provide any assurances regarding when such deadline will be, the amount or nature of the claims that may be filed by such deadline, or what the Company’s total estimated liabilities based on such claims will be. See Note 1 – Description of Organization and Business Operations – Description of Business – Voluntary Chapter 11 Petition.

Because the Chapter 11 Cases were filed just prior to the end of the second quarter, the Company had limited information available and substantial uncertainty regarding the impact of the Chapter 11 Cases. As a result, the Company’s results for the quarter ended June 30, 2023 do not fully reflect the significant increase in costs we are incurring and other accounting impact caused by the Chapter 11 Cases. As a result of the Company’s decision to cease production of the Endurance, we recorded an impairment charge of $23.7 million for the quarter ended June 30, 2023. Additional impairments could occur in future periods and may be significant. See – Note 2 – Summary of Significant Accounting Policies and Note 4 – Property, Plant and Equipment and Assets Held for Sale for additional information.

See Part I – Item 1A. Risk Factors of our Form 10-K and Part II – Item 1A. Risk Factors below for further discussion of the risks associated with the Chapter 11 Cases, our ability to confirm and consummate the Plan, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations for the three months ended June 30, 2023 and 2022

	(in thousands)
	Three months ended	Three months ended
	June 30, 2023	June 30, 2022
Net sales	$2,151	$—
Cost of sales:	60,739	—
Operating expenses:
Selling, general and administrative expenses	57,688	29,941
Research and development expenses1	12,303	10,510
Impairment of property plant & equipment and intangibles	25,041	—
Total operating expenses	$95,032	$40,451
Loss from operations	(153,620)	40,451
Other income (expense)
(Loss) gain on sale of assets	(2,609)	101,736
Other income	93	1,991
Investment and interest income	1,645	383
Loss before income taxes	$(154,491)	$63,659
Income tax expense	—	—
Net loss	$(154,491)	$63,659

1	Research and development expenses for the three months ended June 30, 2022 are net of $18.4 million in operating expense reimbursements and $1.8 million in other adjustments in connection with the APA (see Note 1 — Description of Organization and Business Operations).

Revenue and Cost of Sales

Production of the Endurance ended on June 30, 2023. A total of 33 vehicles were sold in the three months ended June 30, 2023.

Cost of sales totaled $60.7 million for the second quarter of 2023. Costs associated with producing the Endurance totaled $4.0 million, including direct materials net of an adjustment to inventory to reflect its NRV, product warranty accruals and other costs related to selling and delivering the vehicles. The Company recorded $46.6 million in manufacturing depreciation for the three months ended June 30, 2023. Additionally, for the three months ended June 30, 2023, the Company recorded a $6.0 million charge to reduce the carrying value of inventory to NRV. See Note 2 — Summary of Significant Accounting Policies and Note 4 — Property, Plant and Equipment regarding depreciation and inventory charges. Finally, the Company recorded an additional $4.1 million reserve for potential claims from suppliers regarding costs incurred for materials.

Selling, General and Administrative Expense

Selling, general and administration expenses (“SG&A”) of $57.7 million during the three months ended June 30, 2023 consisted primarily of $7.3 million in personnel and professional fees, $40.3 million in litigation accruals, $6.8 million in legal costs and $1.5 million in insurance premiums. Compared to the second quarter of 2022, SG&A was $27.7 million higher primarily due to a $41.2 million increase in litigation accruals and other legal expenses, offset by decreases of $6.9 million due to the charge to reflect NRV being recorded in SG&A prior to Endurance start of production, $2.7 million in personnel and professional fees and $1.6 million in insurance premiums.

Research and Development Expense

Research and development (“R&D”) expenses were $12.3 million during the three months ended June 30, 2023, consisting of $9.0 million in personnel costs, $1.3 million for outside engineering and consulting services and $2.0 million in prototype components, testing and development supplies. For the period ended June 30, 2022, the Company’s R&D costs were $10.5 million, including $13.8 million in personnel costs, $6.1 million in outside engineering and consulting services, and $10.8 million in prototype components and other testing and development supplies. The Company’s R&D costs in the three months ended June 30, 2022 included $10.7 million associated with operating the Lordstown facility. R&D in 2022 was reduced by $18.4 million related to a reimbursement of costs associated with operating the Lordstown facility for periods back to September 1, 2021, by Foxconn, and $1.8 million due to adjustments related to the Foxconn APA.

Impairment of property, plant, and equipment and other intangibles

As of June 30, 2023, property, plant, and equipment was reviewed for potential impairment for recoverability. In prior periods, fair value of the Company’s property, plant, and equipment was derived from the Company’s enterprise value at the time of impairment as the Company believed it represented the most appropriate fair value of the asset group in accordance with accounting guidance. In light of the Chapter 11 Cases, the Company valued its property, plant and equipment based on its estimate of residual and salvage values, resulting in an impairment charge of $23.7 million, for the three months ended June 30, 2023. No such impairment charges were incurred for the same period of 2022. See Note 4 — Property, Plant, and Equipment and Assets Held For Sale for additional details regarding our impairment. Additionally, during the three months ended June 30, 2023, the Company recognized an impairment of $1.4 million related to prepaid inventory purchases.

Gain (Loss) on Sale of Assets

For the three months ended June 30, 2023, the Company recognized a loss of $2.6 million on the sale of manufacturing equipment, compared to a $101.7 million gain which was primarily attributable to the gain on the sale of the Lordstown facility to Foxconn for the same period of 2022. See Note 1 — Description of Organization and Business Operations for additional details regarding the Foxconn Transactions.

Results of Operations for the three and six months ended June 30, 2023 and 2022

	(in thousands)
	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Net sales	$2,340	$—
Cost of sales	91,550	—
Operating Expenses
Selling, general and administrative expenses	72,375	55,960
Research and development expenses [1]	26,728	72,374
Impairment of property plant & equipment and intangibles	139,481	(101,736)
Total operating expenses	$238,583	$26,598
Loss from operations	(327,794)	(26,598)
(Loss) gain on sale of assets	(2,609)	101,736
Other income	158	499
Interest income	4,036	125
Loss before income taxes	$(326,210)	$(25,974)
Income tax expense	—	—
Net loss	$(326,210)	$(25,974)

1	Research and development expenses for the six months ended June 30, 2022 are net of $18.4 million in operating expense reimbursements and $1.8 million in other adjustments in connection with the APA (see Note 1 — Description of Organization and Business Operations).

Revenue and Cost of Sales

Production of the Endurance ended on June 30, 2023. A total of 36 vehicles were sold in the first six months of 2023.

Cost of sales totaled $91.6 million for the first half of 2023, consisting of $7.6 million in costs associated with producing the Endurance, including direct materials net of an adjustment to inventory to reflect its NRV, product warranty accruals and other costs related to selling and delivering the vehicles. The Company recorded $54.3 million in manufacturing depreciation, a $25.8 million charge to reduce the carrying value of inventory to NRV, and a $4.1 million reserve for potential claims from suppliers regarding costs incurred or otherwise that may be owed during the six months ended June 30, 2023. See Note 2 — Summary of Significant Accounting Policies and Note 4 — Property, Plant and Equipment and Assets Held for Sale regarding depreciation and inventory charges.

Selling, General and Administrative Expense

Selling, general and administration expenses (“SG&A”) of $72.4 million during the six months ended June 30, 2023 consisted primarily of $40.3 million in litigation accruals, $15.6 million in personnel and professional fees, $9.8 million in legal fees and $2.9 million in insurance premiums. Compared to the first half of 2022, SG&A was $16.4 million higher, due primarily to a $40.3 million increase in litigation accruals, offset by decreases of $9.3 million due to the charge to reflect NRV being recorded in SG&A in the first six months of 2022, prior to Endurance start of production, $3.8 million in personnel and professional fees, $3.3 million in insurance premiums and $2.4 million in legal fees.

Research and Development Expense

Research and development (“R&D”) expenses consisted of the costs associated with the ongoing development and engineering work related to the Endurance and future programs, totaling $26.7 million during the six months ended June 30, 2023. The costs in the first half of 2023 included $18.7 million in personnel costs, $3.5 million for outside engineering and consulting services and $4.5 million in prototype components, other testing and development supplies. For the six months ended June 30, 2022, the Company’s R&D costs were $72.4 million, including $31.1 million in personnel costs, $16.1 million in outside engineering and consulting services, and $27.1 million in prototype components and other testing. The Company’s R&D costs for the six months ended June 30, 2022 included $32.7 million associated with operating the Lordstown facility. R&D in 2022 was reduced by $18.4 million related to a reimbursement of costs associated with operating the Lordstown facility for periods back to September 1, 2021, by Foxconn, and $1.8 million due to adjustments related to the Foxconn APA..

Impairment of property, plant, and equipment and other intangibles

As of June 30, 2023, property, plant, and equipment was reviewed for potential impairment for recoverability. In prior periods, fair value of the Company’s property, plant, and equipment was derived from the Company’s enterprise value at the time of impairment as the Company believed it represented the most appropriate fair value of the asset group in accordance with accounting guidance. In light of the Chapter 11 Cases, the Company valued its property, plant and equipment based on its estimate of residual and salvage values, resulting in an impairment charges of $133.5 million, for the six months ended June 30, 2023. No such impairment charges were incurred for the same period of 2022. See Note 4 — Property, Plant, and Equipment and Assets Held For Sale for additional details regarding our impairment. Additionally, during the six months ended June 30, 2023, the Company recognized an impairment of $6.0 million related to prepaid inventory purchases.

Gain (Loss) on Sale of Assets

For the six months ended June 30, 2023, the Company recognized a loss of $2.6 million on the sale of manufacturing equipment, compared to a $101.7 million gain which was primarily attributable to the gain on the sale of the Lordstown facility to Foxconn for the same period of 2022. See Note 1 — Description of Organization and Business Operations for additional details regarding the Foxconn Transactions.

Liquidity and Capital Resources

As a result of the Company’s recurring losses from operations, accumulated deficit, cessation of production of the Endurance and lack of any meaningful revenue stream, as well as the risks and uncertainties related to (i) the Company’s ability to successfully complete the Chapter 11 Cases, including our ability to sell all, substantially all or some of our assets, to successfully resolve litigation and other claims that may be filed against us, and to develop, negotiate, confirm and consummate a Plan, after which we do not expect to conduct ongoing business, (ii) the effects of disruption from the Chapter 11 Cases, including challenges with respect to retaining employees, (iii) the costs of the Chapter 11 Cases and (iv) the costs of defending the Company in substantial litigation and claims, along with the risk of future litigation or claims that we have and may continue to experience, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the consolidated financial statements included in this report.

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

We had cash, cash equivalents and short-term investments of approximately $137.7 million and an accumulated deficit of $1,153.4 million at June 30, 2023 and a net loss of $154.5 million for the three months ended June 30, 2023.

As discussed under Note 6 – Capital Stock and Loss Per Share, on November 7, 2022, the Company entered into the Sales Agreement for the ATM Offering with Jefferies, pursuant to which the Company may offer and sell up to approximately 50.2 million shares of its Class A common stock from time to time through Jefferies. As a result of our delisting from Nasdaq, we do not anticipate any transactions under the ATM Offering in the future.

Pursuant to the Investment Agreement with Foxconn, described above and in Note 6 – Capital Stock and Loss Per Share, Foxconn agreed to provide up to $117.3 million of additional funding, subject to conditions, including establishment of the EV Program budget and EV Program milestones and satisfaction of the EV Program milestones as set forth in the Investment Agreement. Proceeds from the Preferred Stock would only be used in connection with the EV Program or any substitute or replacement electric vehicle program as agreed to by Foxconn and the Company. Foxconn did not proceed with the Subsequent Common Closing or any Subsequent Preferred Funding and the Company has commenced the Foxconn Litigation, seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement, the parties’ joint venture agreement, the APA, and the CMA that the Company believes were committed by Foxconn. As a result of Foxconn’s actions, the Company has been deprived of critical funding necessary for its operations. See Note 1 – Description of Organization and Business Operations – Foxconn Transactions and Note 7 – Commitments and Contingencies.

Due to the failure to identify a strategic partner for the Endurance, lack of expected funding and other support from Foxconn (as discussed in more detail above and elsewhere in this report) and extremely limited ability to raise sufficient capital in the current market environment, we determined it was in the best interests of the Company’s stakeholders to take aggressive actions to cut costs and preserve cash, file the Chapter 11 Cases and cease production of the Endurance and new product development. On June 27, 2023, we voluntarily initiated the Chapter 11 Cases in the Bankruptcy Court. Since filing the Chapter 11 petitions, we have operated our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain relief enabling us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to pay employee wages and benefits, to pay taxes, to maintain our insurance policies, to honor certain of our customer obligations, to continue to operate our cash management system in the ordinary course, to pay the prepetition claims of certain of our vendors and to establish certain procedures to protect any potential value of the Company’s NOLs.

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) our ability to develop, confirm and consummate a Plan or other alternative liquidating transaction, (ii) the resolution of contingent and other claims, liabilities, the Karma Action and the Foxconn Litigation (see Note 7 – Commitments and Contingencies), (iii) the outcome of the Company’s efforts to sell all or a portion of its assets, and (iv) the cost, duration and outcome of the Chapter 11 Cases.

We have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and have and expect to continue to incur significant professional fees and costs throughout our Chapter 11 Cases. In addition, we are subject to significant contingent liabilities, the full scope of which is uncertain at this time (see Note 7 – Commitments and Contingencies and Note 9 – Subsequent Events). Further, the Bankruptcy Court has not established a deadline by which parties are required to file proofs of claim in the Chapter 11 Cases and we cannot provide any assurances regarding when such deadline will be, the amount or nature of the claims that may be filed by such deadline, or what the Company’s total estimated liabilities based on such claims will be.

The Company intends to use the tools of Chapter 11 to fully, finally, and efficiently resolve its contingent and other liabilities and to pursue the Foxconn Litigation before the Bankruptcy Court. However, the Company provides no assurance as to the timing or outcome of the resolution of these matters by the Bankruptcy Court or any other court in which these matters may be adjudicated, including as a result of the proceedings that will occur outside of the Bankruptcy Court prior to a final disposition by the Bankruptcy Court, including the Karma Action.

As part of the Chapter 11 Cases, on August 8, 2023, the Bankruptcy Court approved procedures for the Debtors to conduct a comprehensive marketing and sale process for all, substantially all or some of their assets in order to maximize the value of those assets. The Debtors’ investment banker, Jefferies LLC, has reached out to a wide range of potential buyers. The Debtors have received a number of non-binding indications of interest. The procedures approved by the Bankruptcy Court provide that August 24, 2023 is the deadline by which the Company may select and file with the Bankruptcy Court one or more stalking horses with respect to their assets. The deadline to submit bids is September 8, 2023 and the auction, if any, is scheduled for September 19, 2023. Each of these dates is subject to change and the sale process may be cancelled in accordance with the procedures approved by the Bankrupt Court. The Company can provide no assurance that any sale of assets (whether in whole or in part) will be consummated or what the proceeds or other terms of any such transaction may be. Further, the description of our assets included in this report or in any filing we make with the Bankruptcy Court may not accurately reflect the values thereof during the pendency of or following the Chapter 11 Cases or the value of our assets in an organized sale process in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result.

On July 20, 2023, certain Foxconn entities filed the Foxconn Motion to Dismiss. See Note 1 — Description Of Organization And Business Operations. The movants allege that the Debtors filed the Chapter 11 Cases in bad faith, that the Debtors do not have a reasonable likelihood of rehabilitation, and that dismissal or conversion would benefit the Debtors’ creditors. The Debtors believes that there are strong defenses to the movants’ assertions and intend to vigorously oppose the motion. However, no assurances can be given regarding the outcome of the motion.

On July 31, 2023, the Bankruptcy Court granted Karma relief from the automatic stay imposed by the commencement of the Chapter 11 Cases and to allow the multi-week trial in the Karma Action scheduled in September 2023 to continue. The Company is continuing to vigorously defend against Karma’s claims and continues to believe that there are strong defenses to the claims and damages demanded. However, the outcome of the Karma Action is subject to uncertainties inherent in the litigation process and no assurances can be given regarding the outcome of the trial or the impact of the Karma Action on the Company, including its ability to sell assets that Karma claims were misappropriated by the Company or that incorporate trade secrets or property that Karma claims were misappropriated by the Company. See Note 7 – Commitments and Contingencies and Note 9 – Subsequent Events.

If confirmation by the Bankruptcy Court of a Plan does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests or upon the showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Company’s assets for distribution in accordance with the priorities established by the Bankruptcy Code. See Note 1 – Description of Organization and Business Operations – Description of Business – Voluntary Chapter 11 Petition.

As a result of these circumstances, there is substantial doubt regarding our ability to continue as a going concern and the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in the Chapter 11 Cases, if any.

See Risk Factors under Part I – Item 1A. of our Form 10-K and Part II – Item 1A. Risk Factors below for further discussion of the risks associated with our limited capital resources and loss exposures, among other risks.

Summary of Cash Flows

The following table provides a summary of Lordstown’s cash flow data for the period indicated:

	(in thousands)
	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Net Cash used in operating activities	$(75,692)	$(121,427)
Net Cash provided by (used in) investing activities	$70,066	$(15,990)
Net Cash provided by financing activities	$—	$129,087

Net Cash Used by Operating Activities

For the six months ended June 30, 2023 compared to 2022, net cash used in operating activities decreased by $45.7 million. The net loss increased $300.2 million from the first six months of 2022 to the first six months of 2023, principally due to the $101.7 million gain on the sale of the Lordstown plant in recognized in 2022 and impairment charges of $139.5 million and depreciation charges of $54.2 million recognized in the first six months of 2023.

Net Cash Provided by (Used in) Investing Activities

For the six months ended June 30, 2023 compared to 2022, cash used in investing activities increased $86.1 million primarily due to $112.2 million in maturities of short-term investments, partially offset by an increase in purchases of short-term investments of $32.1 million. Compared to the six months ended June 30, 2023, the decrease in purchases of capital assets of $29.9 million for the first six months of 2023 was offset by an increase in proceeds from the sale of capital assets of $37.3 million for the same period in 2022.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2023 compared to 2022, cash flows from financing activities decreased $129.1 million. There were no financing transactions during the six months ended June 30, 2023. For the first six months of 2022, we received a $100.0 million down payment related to the sale of the Lordstown facility to Foxconn and $13.7 million in proceeds from the Equity Purchase Agreement with YA.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On June 30, 2023, we had cash, cash equivalents and short-term investments of approximately $137.7 million. We believe that a 10 basis point change in interest rates is likely in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

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

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 7 - Commitments and Contingencies of the notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Form 10-K, except as set forth below. In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K and Forms 10-Q and other filings, which could materially affect our business, financial condition or future operating results.

We have filed litigation against Foxconn with the Bankruptcy Court seeking substantial damages for fraudulent and tortious conduct and contractual breaches the Company believes were committed by Foxconn, but no assurances can be provided that our claims against Foxconn will be successful or that we will recover any damages as a result thereof.

On June 27, 2023, we filed the Foxconn Litigation against Foxconn in the Bankruptcy Court seeking relief for contractual breaches and fraudulent and tortious actions that the Company believes were committed by Foxconn, which have caused substantial harm to our operations and prospects and significant damages.

The Foxconn Litigation involves allegations of fraudulent conduct by Foxconn, which induced the Company to enter into a series of agreements, including the Agreement in Principle, the APA, the CMA, the joint venture agreement, and the Investment Agreement. We are vigorously pursuing the Foxconn Litigation claims and seeking substantial damages from Foxconn. However, no assurances can be provided that our claims against Foxconn will be successful or that we will recover any damages as a result thereof.

There is substantial doubt regarding our ability to continue as a going concern and our liquidity requirements during the pendency of the Chapter 11 Cases and the adequacy of our capital resources are difficult to predict at this time.

We have concluded that there is substantial doubt regarding our ability to continue as a going concern. We face uncertainty regarding the adequacy of our liquidity and capital resources to be used during the Chapter 11 Cases and to settle known, unknown and contingent liabilities in connection therewith. Through the Chapter 11 Cases, we are seeking to sell substantially all of our assets. We can give no assurances as to the outcome of that sale process.

We have incurred significant professional fees and other costs in connection with our contingent liabilities and preparation for the Chapter 11 Cases and expect to continue to incur significant professional fees and costs throughout our Chapter 11 Cases. In addition, we face uncertainty with respect to ongoing and potential future litigation and claims, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses although we are seeking to resolve these contingencies through the Chapter 11 Cases. Due to cessation of production of the Endurance, we lack any meaningful revenue stream, our ability to obtain additional financing is highly unlikely and we do not expect continued operations following the completion of the Chapter 11 Cases. There can be no assurances that cash on hand and our current capital resources will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or the pending litigation, claims and investigations and may negatively impact our ability to make any distribution and, if so, the amount of such distribution, to our stockholders.

Trading in our Class A common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

It is too early to determine if our Plan will allow for distributions or other residual value with respect to our Class A common stock. It is very possible that our Class A common stock will be canceled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of our Class A common stock, amounts invested by such holders in our outstanding Class A common stock will not be recoverable. Consequently, our currently outstanding Class A common stock would have no value. Any trading in our Class A common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our Class A common stock. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings.

During the Chapter 11 Cases, the value that will be available to our various stakeholders, including our creditors and stockholders, is uncertain and our ability to generate value for stakeholders, if any, will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization or liquidation, or to negotiate and consummate a sale or other transaction with a third party; the potentially high costs of bankruptcy proceedings and related fees; the sufficiency of the Company’s cash on hand and ability to obtain sufficient financing, if needed, to allow us to continue our limited operations during the bankruptcy proceedings, confirm a plan of reorganization or sell some or all of our assets during the bankruptcy proceedings in orderly fashion, and our ability to comply with terms and conditions of any such financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our suppliers, vendors, customers and other third parties; our ability to obtain, maintain or renew agreements that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to force us to into Chapter 7 proceedings, rather than Chapter 11 proceedings; and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans.

We are subject to the risks and uncertainties associated with the Chapter 11 Cases.

Since filing the Chapter 11 Cases, we have operated our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code. As a consequence of filing the Chapter 11 Cases, we will be subject to the risks and uncertainties associated with bankruptcy. These risks include, but are not limited to, the following:

●	our ability to successfully develop, prosecute, confirm and consummate a Plan with respect to the Chapter 11 Cases;
●	our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtors-in-possession;
●	our ability to successfully resolve our outstanding contingent liabilities through the Chapter 11 Cases, which is highly uncertain;
●	the possibility that actions and decisions of our creditors and other third parties with interests in the Chapter 11 Cases may be inconsistent with our plans;
●	the high costs of bankruptcy proceedings and related fees, particularly if delays in the Chapter 11 Cases increase fees and costs;
●	our ability to motivate and retain key employees, and the costs associated therewith, throughout the Chapter 11 Cases, and the impact of the loss of employees on our prospects for realizing any value from the sale of our assets;

●	shortly after filing the Chapter 11 Cases we ceased production of the Endurance and new program development and, accordingly, this may adversely impact our ability to sell our assets and we have no meaningful ongoing revenue streams;
●	our ability to sell all, substantially all, or some of our assets or to otherwise realize any value with respect to our assets;
●	the ability of third parties to assert claims against the Company, which may be substantial or terminate the Company’s rights with respect to contracts, leases, agreements, or other assets;
●	our ability to maintain our relationships with our suppliers, vendors, customers and other third parties, including those suppliers providing services that are integral to maintaining our financial, information technology and other systems used to operate our business;
●	our suppliers’ and vendors’ likely unwillingness or ability to fulfill any obligations they may have under supply terms or agreements for ongoing support, including their warranty obligations to us, as a result of the Chapter 11 Cases or other disputes, that could cause us to incur costs or liabilities, damage our reputation with our customers or potential acquirers of our assets;
●	our ability to maintain adequate financial, information technology and management processes, controls and procedures, particularly in light of the reduction in personnel due to the lack of support from Foxconn and the Chapter 11 Cases and risk of further attrition; and
●	the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to Chapter 7 cases.

Because of the risks and uncertainties associated with a voluntary filing for relief under Chapter 11 of the Bankruptcy Code and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during the Chapter 11 Cases may have on ultimate recovery for stakeholders, including creditors and stockholders.

As a result of the Chapter 11 Cases, our historical financial information will not be indicative of our future performance.

Due to the failure to identify a strategic partner for the Endurance, lack of expected funding and other support from Foxconn and extremely limited ability to raise sufficient capital in the current market environment, we determined it was in the best interests of the Company’s stakeholders to take aggressive actions to cut costs and preserve cash, file the Chapter 11 Cases and cease production of the Endurance and new program development. Therefore, the nature of our current business activities is materially different than those prior to June 30, 2023. Furthermore, during the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, new claims that may be significant, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance, including information presented as of June 30, 2023, is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.

In particular, the amount and composition of our assets and liabilities could be significantly different as a result of the Chapter 11 Cases, and the description of our operations, assets, liabilities, contingencies, liquidity and capital resources included in our periodic reports or in any filing we make with the Bankruptcy Court may not accurately reflect our such matters during the pendency of or following the Chapter 11 Cases or the value of our assets in an organized sale process in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result. The periodic financial information reported to the Bankruptcy Court is not presented in accordance with GAAP and may differ materially from information that has been or may in the future be provided as of quarter end in our periodic reports and may reflect estimates based on assumptions that may change significantly during the course of the Chapter 11 Cases or due to other contingencies, and, as applicable, is subject to all of the disclaimers presented therewith.

Further, if confirmation by the Bankruptcy Court of a Plan does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests or upon the showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Company’s assets for distribution in accordance with the priorities established by the Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We have significant contingent liabilities, the full scope of our liabilities is uncertain, and we may also be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Company is subject to significant contingent liabilities, including, but not limited to, potential indemnification obligations to current and former directors and officers named in the actions described herein. See Note 7 – Commitments and Contingencies and Note 9 – Subsequent Events. The full scope of the Company’s contingent liabilities is uncertain at this time. In addition, the Bankruptcy Court has not established a deadline by which parties are required to file proofs of claim in the Company’s Chapter 11 Cases. The Company cannot provide any assurances regarding when such deadline will be, the amount or nature of the claims that may be filed by such deadline, or what the Company’s total estimated liabilities based on such claims will be. The Bankruptcy Code provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to consummation of such plan. With few exceptions, all claims that arose prior to the consummation of a Chapter 11 plan (i) would be subject to compromise and/or treatment under such plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of such plan. However, the outcome and timing of any claims not ultimately discharged is uncertain, and it is possible material costs, penalties, fines, sanctions, or injunctive relief could result from such a matter. As a result, an adverse ruling with respect to potential matters could have a material impact on our financial condition, results of operations, liquidity and cash flows and recoveries for creditors and stakeholders.

In the event we are not able to obtain confirmation of a Plan, it may be necessary to pursue bankruptcy protection under Chapter 7 of the Bankruptcy Code for all or a part of our business.

If confirmation by the Bankruptcy Court of a Plan under Chapter 11 does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests or upon the showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. Although the value, if any, that would be available to any of our various stakeholders (including creditors and stockholders) would be uncertain in any bankruptcy proceeding, we believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.

The Bankruptcy Court may grant Foxconn’s motion to dismiss or convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code

As described in Note 7 – Commitments and Contingencies, on July 20, 2023, certain Foxconn entities filed a motion to dismiss the Chapter 11 Cases or to convert the cases under Chapter 7 of the Bankruptcy Code. Although we believe that there are strong defenses to the movants’ assertions and intend to vigorously oppose the motion, we cannot make any assurances on the outcome and the Bankruptcy Court may grant Foxconn’s motion and dismiss the Chapter 11 Cases or convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. The dismissal of the Chapter 11 Cases or conversion to Chapter 7 cases could materially and adversely impact the Company and recoveries to creditors and other stakeholders.

Prosecution of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we have faced increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

We depend on a few highly skilled key employees to navigate the Chapter 11 Cases and contribute to the future value of our assets, and if we are unable to retain, manage, and appropriately compensate them, the outcome of the Chapter 11 Cases and ability to realize value from our assets and litigation claims could be adversely affected.

Our ability to consummate a successful Plan and realize the value of our assets is based on continued service of our senior management team and other key employees, and on our ability to continue to motivate and appropriately compensate key employees. Some of our employees are, and others may be, subject to claims and risks of litigation for which indemnification may be uncertain. We may not be able to retain the services of our key employees, who work for us on an at-will basis, in the future. We have experienced significant voluntary resignations among our employees following the lack of support from Foxconn and the Chapter 11 Cases. The attrition we have already experienced, and may continue to experience, causes us to rely on fewer employees, increases the number of key employees as a share of the total personnel we employ, and in some cases these employees are less experienced which puts at greater risk our ability to execute our plans and strategies. Attrition has, and may also cause, us to engage third parties to perform the work. Such third parties are likely to be more costly and less efficient than if we were to be able to use our own employees. If our key employees fail to work together effectively and to execute our plans and strategies, the Chapter 11 Cases, including our efforts to sell assets and resolve and pursue litigation and other claims, could be prolonged or adversely affected.

We face risks and uncertainties related to ongoing and potential future litigation and claims, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses and we are seeking to resolve these contingencies through the Chapter 11 Cases.

We are currently subject to extensive litigation, including securities class action litigation, shareholder derivative suits, a stockholder class action, an SEC investigation, and litigation involving alleged trade secret misappropriation, unfair competition and other related claims, among other disputes. We may in the future be subject to, or become a party to, additional litigation, claims, regulatory actions, and government investigations and inquiries, as we may be subject to claims by customers, suppliers, vendors, contractors, competitors, government agencies, stockholders or other parties regarding our products, development, accidents, advertising, securities, contract and corporate matter disputes, intellectual property infringement matters and employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability or violation of wage and labor laws. These proceedings and incidents include claims for which we have no or limited insurance coverage. The Company has potential indemnification obligations with respect to the current and former directors named in the above-referenced actions, which obligations may not be covered by the Company’s applicable directors and officers insurance.

These claims have diverted and may in the future divert our financial and management resources that would otherwise be used to benefit our operations, increase our insurance costs and cause reputational harm. We have already incurred, and expect to continue to incur, significant legal expenses in defending against these claims. Further, the ongoing expense of lawsuits, investigations and any substantial settlement payment by us or damage award enforceable against us could have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows and adversely affect our ability to formulate and execute a successful Plan under Chapter 11, sell our assets and make any distribution and, if so, the amount of such distribution, to our stockholders.

While we currently carry commercial general liability, commercial automobile liability, product liability, excess liability, workers’ compensation, cyber security and directors’ and officers’ insurance policies, coverage amounts are limited. In some cases, we may not maintain any insurance coverage at all. Additionally, the policies that we do have may include significant deductibles and exclusions, and we cannot be certain that our insurance coverage will be applicable to or sufficient to cover all current and future claims against us.

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

In addition, as a result of the Chapter 11 Cases, we have been and may be subject to additional litigation or other claims related to the Foxconn dispute and bankruptcy, dissolution and liquidation. The resolution of outstanding claims will be subject to the bankruptcy process.

The filing of the Chapter 11 Cases established an automatic stay of proceedings against the Company. However, the Bankruptcy Court granted Karma relief from the automatic stay to allow the Karma Action to proceed with the jury trial against the Company scheduled in September 2023. Karma is seeking permanent injunctive relief and monetary damages in excess of $900 million based on a variety of claims and theories asserting very substantial losses by Karma and/or improper benefit to the Company that significantly exceed our accrual with respect to the matter and ability to pay. We are continuing to vigorously defend against Karma’s claims and continue to believe that there are strong defenses to the claims and damages demanded. However, the outcome of the Karma Action is subject to uncertainties inherent in the litigation process and no assurances can be given regarding the outcome of the trial or the impact of the Karma Action on the Company, including its ability to sell assets that Karma claims were misappropriated by the Company or that incorporate trade secrets or property that Karma claims were misappropriated by the Company. At this time, the Company cannot predict the results of the ongoing proceedings or the interim and ultimate determinations regarding the claims to be made by the Bankruptcy Court. Future resolution of these matters could result in changes in management’s estimates of losses, which could be material to our consolidated financial statements.

As of June 30, 2023, we have an aggregate provision for potential settlements of litigation of $75.0 million. This provision is based on current information, legal advice and the potential impact of the outcome of one or more claims on related matters and may be increased in the future based on new developments. This accrual does not reflect a full range of possible outcomes for these proceedings or the full amount of any damages alleged, which are significantly higher. Any such additional losses may be significant; however, we cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties. Legal fees and costs of litigation or an adverse judgment or settlement in any one or more of our ongoing litigation matters that are not insured or that is in excess of insurance coverage could significantly exceed our current accrual and ability to pay. This would have a material adverse effect on our financial position and results of operations.

We may not be able to consummate a sale of all, substantially all or some of our assets, or generate significant proceeds from any such sale.

On August 8, 2023, the Bankruptcy Court approved our procedures for conducting a comprehensive marketing and sale process for all, substantially all or some of our assets. Given general economic and market conditions, and the uncertainty regarding our ability to sell assets that Karma claims were misappropriated by us or that incorporate trade secrets or property that Karma claims were misappropriated by us, we can provide no assurance that we will be able to successfully complete any such dispositions, the timing or proceeds and other terms of any such transactions. Further, the accounting principles and estimates applied to value our assets for financial reporting purposes resulting in significant impairments and reserves may not bear any relationship to their actual market value, which may be higher or lower.

The failure to consummate a sale of all, substantially all or some of our assets or to generate sufficient proceeds, may have a material impact on the ultimate recovery for stakeholders, including creditors. As mentioned above, it is uncertain whether holders of our equity securities will recover any portion of their investments.

The amount of claims allowed could significantly exceed our estimates.

The Bankruptcy Court has not established a bar date for all creditors to file their proof of claim or interest. There can be no assurance regarding the amount of claims allowed to participate in distributions under a Plan or that such claims will not be significantly greater than may be anticipated which, could in turn result in the value of distributions to stakeholders being delayed, reduced, or eliminated entirely. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against us.

Our Class A common stock has been delisted from Nasdaq and experiences the risks of trading in an over-the-counter market.

On June 28, 2023, we received notification from Nasdaq that our Class A common stock is no longer suitable for listing on Nasdaq. Trading of our Class A common stock was suspended at the opening of business on July 7, 2023 and a Form 25 was filed with the SEC on July 27, 2023 to delist the Class A common stock from Nasdaq. The delisting became effective August 6, 2023. We will remain subject to SEC reporting obligations.

As a result of the suspension and expected delisting, our Class A common stock began trading on the OTC Pink Marketplace under the symbol “RIDEQ” on July 7, 2023, and such market is currently the only trading market for our Class A common stock. We can provide no assurance that our Class A common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our Class A common stock on this market, whether the trading volume of our Class A common stock will be sufficient to provide for an efficient trading market or whether quotes for our Class A common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our Class A common stock. Furthermore, because of the limited market and generally low volume of trading in our Class A common stock, the price of our Class A common stock is likely to be volatile and more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Chapter 11 Cases.

Operating in bankruptcy for a long period of time would harm our business, and would otherwise harm or eliminate recoveries to creditors and stockholders.

A long period of operations in the Chapter 11 Cases under Bankruptcy Court protection would likely have a material adverse effect on our business, financial condition, liquidity and ability to generate significant proceeds from any asset sales. So long as the Chapter 11 Cases continue, senior management will be required to spend a significant amount of time and effort dealing with the Chapter 11 Cases. A prolonged period of operating under Bankruptcy Court protection may make it more difficult to retain management and other key personnel necessary to the success of our remaining business and the sale of all, substantially all, or some of the Company’s assets. Attrition has, and may also cause, us to engage third parties to perform the work. Such third parties are likely to be more costly and less efficient than if we were to be able to use our own employees.

So long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases, including potentially the cost of litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly and adversely affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a plan. It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation. The impact of any such litigation on our business and financial stability, however, could be material.

Moreover, shortly after filing the Chapter 11 Cases, we ceased production of the Endurance and new program development and accordingly have no ongoing source of meaningful revenue. Any delays in our Chapter 11 Cases could increase the costs and risks associated with the bankruptcy process, and diminish the value, if any, that is available to our various stakeholders (including creditors and stockholders). Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business during the course of bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no assurances that we will be able to sell some or all of our assets in orderly fashion, that we will otherwise realize any significant value for our assets, or that our creditors or stockholders (including holders of our Class A common stock) will receive any recovery from the Chapter 11 Cases or any other bankruptcy proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

3.1

Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Lordstown Motors Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2023)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification pursuant to 18 U.S.C. 1350
32.2*	Certification pursuant to 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E

LORDSTOWN MOTORS CORP.

Date: August 14, 2023	/s/ Edward T. Hightower
Edward T. Hightower
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2023	/s/ Adam Kroll
Adam Kroll
Chief Financial Officer
(Principal Financial and Accounting Officer)