Form 10-Q
period 2023-09-30
Lordstown Motors Corp.
filed 2023-11-14
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of November 13, 2023, 15,953,212 shares of the registrant’s Class A common stock were outstanding.

* The registrant’s Class A common stock began trading exclusively on the over-the-counter market on July 7, 2023 under the symbol “RIDEQ.” The NASDAQ Global Select Market filed a Form 25 with the Securities and Exchange Commission on July 27, 2023 to remove the registrant’s Class A common stock from listing and registration on the NASDAQ Global Select Market. Delisting became effective ten days thereafter and deregistration under Section 12(b) of the Act became effective 90 days later.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2023 (the “Form 10-K”), and in subsequent reports that we file with the SEC, including this Form 10-Q for the quarter ended September 30, 2023, as well as the following:

●	our ability to successfully complete the Chapter 11 Cases (as defined below), including our ability to develop, negotiate, confirm and consummate a final Chapter 11 plan, which may be on the same or similar terms to the Proposed Plan (as defined below) or as may be amended, waived, modified or withdrawn at any time before confirmation;
●	our ability to obtain timely approval of the Bankruptcy Court (as defined below) with respect to our motions filed in the Chapter 11 Cases;
●	the adverse impact of the Chapter 11 Cases on our business, financial condition and results of operations, including significantly increased professional and other costs, the length of time that we will operate under Chapter 11 protection, the substantial reduction in our workforce and the claims that have been and may continue to be brought against the Company or our officers;
●	our ability to pursue and the potential outcome of the Foxconn Litigation (as defined below);
●	the impact of the SEC investigation and any other pending or future litigation or claims asserted with respect to the Company, and possible claims by suppliers and customers for our inability to meet obligations to them, the availability of insurance coverage with respect to such litigation or claims, adverse publicity with respect to these matters, as well as the significant ongoing costs associated with such litigation (See Note 7 – Commitments and Contingencies);
●	our ability to retain key personnel, and the costs associated therewith, to continue to facilitate the Chapter 11 Cases and the limited expected operations of the Company when, and to the extent it does, emerge from bankruptcy;
●	development activities with respect to future vehicles and certain assets related to those activities have ceased, the Company has a limited amount of assets and personnel that remain and such assets may be of limited value (other than cash on hand, the claims asserted in the Foxconn Litigation, other potential claims that the Company may have against other parties, and tax attributes)

and no revenue-producing business (See Note 1 – Description of Organization and Business Operations);
●	risks regarding our limited liquidity and unlikely access to financing as we continue to incur significant costs during and in connection with the Chapter 11 Cases, have significant known and contingent liabilities and claims for which we will continue to incur legal and related costs and may be subject to significant uninsured losses and costs associated with new claims that may be filed against us, face uncertainty as to the ability to realize value through our litigation claims and ability to maximize value with respect to our assets following the closing of the transactions contemplated by the LandX Asset Purchase Agreement (as defined below), absence of any identified sources of revenue, earnings, operations or near term actionable opportunities to acquire potential assets or businesses and the NOL Trading Restrictions (as defined below);
●	risks related to the substantial costs and diversion of our personnel’s attention and resources due to the Chapter 11 Cases, legal matters and other existing or new claims;
●	the impact of the delisting of our Class A common stock, potential issuances of additional shares of Class A common stock to resolve litigation claims, and the proposed trading restrictions designed to enable the Company to optimize its tax attributes following the effective date of the Proposed Plan (the “NOL Trading Restrictions”), on the liquidity and trading price of our Class A common stock;
●	our shares may have little or no value;
●	uncertainty with respect to the operations of the Company upon emergence from bankruptcy, as contemplated by the Proposed Plan, which are expected to be limited to resolution of remaining claims asserted against or by the Company, including the Foxconn Litigation, for which there will be limited resources, potential for significant costs that may require additional capital to be raised (including indebtedness, obligations or securities senior in priority to our Class A common stock or Preferred Stock (as defined below), and new and continuing liabilities (including indemnification obligations to directors and officers));
●	uncertainty as to whether stockholders will receive any payment or other distribution on account of our shares following the Chapter 11 Cases and, if the Preferred Stock retains its liquidation preference (and such preference is not subordinated or otherwise set aside), such shares will receive proceeds from any distribution until such preference is satisfied prior to any payment to holders of Class A common stock;
●	our ability to use, and any benefit to us from, our net operating tax losses, which may be materially limited or have no value;
●	our ability to comply with terms and conditions of any financing, even if obtained;
●	our ability to maintain our relationships with the vendors and other third parties providing services that are integral to maintaining our financial, information technology, business data, and other systems used to maintain the limited operations and existence of the Company;
●	the adverse impact of the Company’s inability to continue to service and comply with warranty obligations for the vehicles we have sold, including related potential regulatory actions, as a result of the sale of associated assets under the LandX Asset Purchase Agreement, to the extent we do not or cannot repurchase the vehicles, and to the extent any claims related thereto may not be expunged in connection with the Chapter 11 Cases, and our suppliers’ and vendors’ likely unwillingness or ability to fulfill any obligations they may have under supply terms or agreements for ongoing support, including their warranty obligations to us, as a result of the Chapter 11 Cases or other disputes, that would cause us to incur substantial costs or liabilities, and have a material adverse impact on the Company;
●	our ability to maintain adequate financial, information technology and management processes, controls and procedures, particularly in light of the necessary substantial cost cutting actions, including reduction in personnel, the risk of further attrition and limited resources;
●	as a result of our reduction of, or inability to maintain, insurance coverage we could be subject to potential losses and unexpected liabilities that could have a material adverse effect on the Company; insurance we presently have, including product liability coverage, may expire and we may not be able to obtain replacement policies or any such replacement policies may only be available at a substantially higher cost;

●	the Proposed Plan was developed based on various assumptions regarding the Company’s potential assets and liabilities and the involvement of numerous parties, which assumptions may prove to be incorrect and could render the Proposed Plan unsuccessful and any payments thereunder may differ materially from estimates;
●	there can be no assurance that the estimated amounts of allowed distributions to holders of Claims (as defined below) of creditors against the Debtors in connection with the Chapter 11 Cases set forth in the Disclosure Statement (as defined below) are correct, and the actual amount of allowed Claims may differ from the estimates; the estimated amounts are subject to certain risks, uncertainties and assumptions; and, should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual amount of allowed Claims may vary from those estimated in the Disclosure Statement;
●	a number of additional Claims may be filed in the Chapter 11 Cases, including on account of (i) rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and (ii) Claims of governmental units, for each of which the deadlines to file proofs of claim have not yet passed as of the date of this report; such Claims may be substantial and may result in a greater amount of allowed Claims than estimated in the Disclosure Statement;
●	the SEC has obtained and is seeking a further extension of its deadline in the Chapter 11 Cases to bring an action to determine whether certain of the Debtors obligations to governmental units are not dischargeable under section 1141(d)(6) of the Bankruptcy Code; if the SEC brings and prevails in such non-dischargeability action, obligations of the Debtors owed to the SEC would become obligations of the Debtors after the effective date of the Proposed Plan, which could impact recoveries to holders of Claims and Interests (as defined below) pursuant to the Proposed Plan;
●	the Debtors may not receive the acceptances from holders of Claims and Interest entitled to vote on the Proposed Plan required to confirm the Proposed Plan and even if the requisite acceptances of the Proposed Plan are received, the Bankruptcy Court might not confirm the Proposed Plan if the Bankruptcy Court finds that any of the statutory requirements for confirmation under the Bankruptcy Code has not been met;
●	certain holders of Claims or Interests may object to confirmation of the Proposed Plan, including on the basis that the Debtors’ proposed classification and treatment of Claims and Interests under the Proposed Plan does not comply with the Bankruptcy Code, and there can be no assurance that such objections (if any) will be resolved or that the Bankruptcy Court will overrule such objections and confirm the Proposed Plan;
●	the description of our operations, assets, liabilities, contingencies, liquidity and capital resources included in this report or in any filing we make with the Bankruptcy Court may not accurately reflect such matters during the pendency of, or following the Chapter 11 Cases, or the actual market value of our assets, which could have a higher or lower value, including due to continued uncertainty in applying accounting principles and estimates for financial reporting purposes;
●	the fact that the periodic financial information we report to the Bankruptcy Court is not presented in accordance with GAAP, and on a deconsolidated entity by entity basis based on certain assumptions which may or not ultimately be proven valid, and may differ materially from information that has been or may in the future be provided in our periodic SEC filings and may reflect estimates based on assumptions that may change significantly during the course of the Chapter 11 Cases or due to other contingencies; and
●	the actions and decisions of our stakeholders and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans and adversely impact the Chapter 11 Cases or our ability to realize value from any of our remaining assets.

The Company’s stockholders are cautioned that trading in shares of the Company’s Class A common stock during the pendency of the Chapter 11 Cases remains highly speculative and will pose substantial risks. Trading prices for the Company’s Class A common stock may bear little or no relation to actual recovery, if any, by holders thereof in the Chapter 11 Cases and the trading market (if any) may be very limited. In addition, the Proposed Plan includes the NOL Trading Restrictions, which are designed to enable the Company to optimize its tax attributes following the effective date of the Proposed Plan and generally restrict transactions involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.5% of all issued and outstanding shares of Class A common stock). Accordingly, the Company urges extreme caution with respect to existing and future investments in its Class A common stock.

In light of these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements and the periodic financial information reported to the Bankruptcy Court which is not presented in accordance with GAAP and may differ materially from information that has been or may in the future be provided in our periodic SEC filings and may reflect estimates based on assumptions that may change significantly during the course of the Chapter 11 Cases or due to other contingencies (and which is also subject to the further qualifications provided therein with respect thereto). Any forward-looking statement that we make in this report speaks only as of the date of such statement, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, particularly due to the fact that the Chapter 11 Cases and closing of the transactions contemplated by the LandX Asset Purchase Agreement have resulted in material changes in the nature of the Company’s operations and cost structure after the reporting period discussed herein, and, unless specifically expressed as such, and should only be viewed as historical data.

Unless the context indicates otherwise, references in this report to the “Company,” “Lordstown,” “Debtors,” “we,” “us,” “our” and similar terms refer to Lordstown Motors Corp. (f/k/a DiamondPeak Holdings Corp.) and its consolidated subsidiaries (including Legacy Lordstown (as defined below)). References to “DiamondPeak” refer to our predecessor company prior to the consummation of merger completed on October 23, 2020 pursuant to the Agreement and Plan of Merger, dated as of August 1, 2020 (the “Business Combination Agreement”), by and among DiamondPeak, DPL Merger Sub Corp. (“Merger Sub”) and Lordstown Motors Corp. (“Legacy Lordstown” and now known as Lordstown EV Corporation), pursuant to which Merger Sub merged with and into Legacy Lordstown, with Legacy Lordstown surviving the merger as a wholly-owned subsidiary of DiamondPeak (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Unless the context indicates otherwise, all shares of the Company’s Class A common stock are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective as of 12:01 a.m. Eastern Time on May 24, 2023.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Lordstown Motors Corp.

Debtor-In Possession

Balance Sheets

(in thousands except for share data)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS:
Current Assets
Cash and cash equivalents	$93,653	$121,358
Short-term investments	—	100,297
Inventory, net	—	13,672
Prepaid expenses	6,340	5,032
Other current assets	774	15,516
Total current assets	$100,767	$255,875
Property, plant and equipment, net	—	193,780
Assets held for sale	6,477	—
Other non-current assets	728	2,657
Total Assets	$107,972	$452,312
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$1,430	$12,801
Accrued salaries, wages, and benefits	4,969	5,051
Accrued legal and professional	13,336	38,398
Accrued expenses and other current liabilities	2,845	12,584
Total current liabilities	$22,580	$68,834
Liabilities subject to compromise	38,985	—
Warrant and other non-current liabilities	603	1,446
Total liabilities	$62,168	$70,280
Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	$32,113	$30,261
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized; 15,953,212 and 15,928,299, as adjusted reflecting the May 2023 1:15 reverse stock split, shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$24	$24
Additional paid in capital	1,183,596	1,178,960
Accumulated deficit	(1,169,929)	(827,213)
Total stockholders’ equity	$13,691	$351,771
Total liabilities and stockholders’ equity	$107,972	$452,312

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Debtor-In Possession

Statements of Operations

(in thousands except for per share data)

(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$—	$—	$2,340	$—
Cost of sales	—	—	91,550	—
Operating Expenses
Selling, general and administrative expenses	(2,600)	60,145	69,775	116,105
Research and development expenses	5,716	19,839	32,445	92,213
Reorganization items	13,641	—	13,641	—
Impairment of property plant & equipment and intangibles	738	74,865	140,219	74,865
Total operating expenses	$17,495	$154,849	$256,080	$283,183
Loss from operations	(17,495)	(154,849)	$(345,290)	$(283,183)
Other income (expense)
(Loss) gain on sale of assets	(175)	—	(2,784)	101,736
Other (expense) income	(240)	(643)	(83)	(144)
Investment and interest income	1,404	1,062	5,440	1,187
Loss before income taxes	$(16,506)	$(154,430)	$(342,717)	$(180,404)
Income tax expense	—	—	—	—
Net loss	(16,506)	(154,430)	(342,717)	(180,404)
Less preferred stock dividend	(630)	—	(1,852)	—
Net loss attributable to common shareholders	$(15,876)	$(154,430)	$(340,865)	$(180,404)
Net loss per share attributable to common shareholders
Basic	(1.03)	(10.93)	$(21.38)	$(13.32)
Diluted	(1.03)	(10.93)	(21.50)	(13.32)
Weighted-average number of common shares outstanding
Basic	15,953	14,130	15,942	13,543
Diluted	15,953	14,130	15,942	13,543

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Debtor-In Possession

Statements of Stockholders’ Equity/(Deficit)

(in thousands)

(Common Stock adjusted to reflect May 2023 reverse stock split)

(unaudited)

	Three Months Ended September 30, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2023	300	31,483	15,953	$24	$1,182,371	$(1,153,423)	$28,972
Issuance of common stock	—	—	—	—	—	—	—
RSU Vesting	—	—	—	—	—	—	—
Stock compensation	—	—	—	—	1,855	—	1,855
Accrual of Series A Convertible Preferred Stock dividends	—	630	—	—	(630)	—	(630)
Net income	—	—	—	—	—	(16,506)	(16,506)
Balance at September 30, 2023	300	$32,113	15,953	$24	$1,183,596	$(1,169,929)	$13,691

	Three Months Ended September 30, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2022	—	—	205,871	$21	1,106,521	$(570,783)	$535,759
Issuance of common stock	—	—	—	—	—	—	—
RSU Vesting	—	—	132				—
Common stock issued to YA	—	—	10,902	1	26,704		26,705
Stock compensation	—	—	—	—	4,403	—	4,403
Net loss	—	—	—	—	—	(154,430)	(154,430)
Balance at September 30, 2022	—	—	216,905	$22	$1,137,628	$(725,213)	$412,437

	Nine Months Ended September 30, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	300	$30,261	15,928	$24	$1,178,960	$(827,212)	$351,771
Issuance of Class A common stock	—	—	—	—	—	—	—
RSU vesting	—	—	—	—	(65)	—	(64)
Stock compensation	—	—	25		6,553	—	6,553
Accrual of Series A Convertible Preferred Stock dividends	—	1,852	—	—	(1,852)	—	(1,852)
Net loss	—	—	—	—	—	(342,717)	(342,717)
Balance at September 30, 2023	300	$32,113	15,953	$24	$1,183,596	$(1,169,929)	$13,691

	Nine Months Ended September 30, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	—	$—	196,391	$19	$1,084,390	$(544,809)	$539,600
Issuance of Class A common stock	—	—	1,106	1	1,852	—	1,853
RSU vesting	—	—	1,944	—	—	—	—
Common stock issued to YA	—	—	17,464	2	40,437		40,439
Stock compensation	—	—	—	—	10,949	—	10,949
Net loss	—	—	—	—	—	(180,404)	(180,404)
Balance at September 30, 2022	—	$—	216,905	$22	$1,137,628	$(725,213)	$412,437

See Notes to Condensed Consolidated Financial Statements

Lordstown Motors Corp.

Debtor-In Possession

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net loss	$(342,717)	$(180,404)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	6,553	10,949
Loss (gain) on disposal of fixed assets	2,784	(101,736)
Impairment of property plant and equipment and intangible assets	140,219	74,865
Depreciation of property plant and equipment	54,407	—
Write down of inventory and prepaid inventory	24,105	25,624
Other non-cash changes	(2,183)	484
Changes in assets and liabilities:
Inventory	(10,537)	(36,695)
Prepaid expenses and other assets	13,337	10,289
Accounts payable	(11,353)	5,120
Accrued salaries, wages, and benefits	(82)	(3,560)
Accrued legal and professional	(25,061)	37,903
Accrued expenses and other liabilities	30,522	(13,861)
Net Cash used in operating activities	$(120,006)	$(171,022)
Cash flows from investing activities
Purchases of property plant and equipment	$(10,152)	$(50,563)
Purchases of short-term investments	(32,147)	(49,304)
Maturities of short-term investments	134,203	—
Investment in Foxconn Joint Venture	—	(13,500)
Proceeds from the sale of fixed assets	397	38,813
Net Cash provided by (used in) investing activities	$92,301	$(74,554)
Cash flows from financing activities
Proceeds from notes payable for Foxconn Joint Venture	$—	$13,500
Down payments received from Foxconn	—	100,000
Issuance of Class A common stock	—	1,853
Proceeds from Equity Purchase Agreement, net of issuance costs	—	40,439
Net Cash provided by financing activities	$—	$155,792
Decrease in cash and cash equivalents	$(27,705)	$(89,784)
Cash and cash equivalents, beginning balance	121,358	244,016
Cash and cash equivalents, ending balance	$93,653	$154,232
Non-cash items
Capital assets acquired with payables	$—	$2,162

See Notes to Condensed Consolidated Financial Statements

LORDSTOWN MOTORS CORP

Debtor-In Possession

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of Business

On June 27, 2023, Lordstown Motors Corp., a Delaware corporation, together with its subsidiaries (“Lordstown,” the “Company,” “the Debtors” or “we”), filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

In connection with the Chapter 11 Cases, we ceased production and sales of our flagship vehicle, the Endurance, and new program development and began a comprehensive marketing and sale process for all, substantially all or some of the Company’s assets in order to maximize the value of those assets. Furthermore, we continued our aggressive cost cutting actions that included significant personnel reductions. On September 29, 2023, we entered into an agreement to sell specified assets related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assumed certain specified liabilities of the Company for a total purchase price of approximately $10.2 million in cash in a transaction that closed on October 27, 2023 (discussed below under “Voluntary Chapter 11 Petition,” Note 7 – Commitments and Contingencies and Note 9 - Subsequent Events). As a result of these actions, the Company has no remaining revenue-producing operations and its primary operations consist of expenses associated with completing the Chapter 11 Cases, including resolving substantial litigation, and preparing for emergence as contemplated in the Proposed Plan described below.

Prior to the consummation of the Chapter 11 Cases, the Company was an original equipment manufacturer (“OEM”) of electric light duty vehicles focused on the commercial fleet market and, since inception, had been developing the Endurance. The Company’s strategy was designed to accelerate the launch of new commercial electric vehicles (“EVs”). This included working on its own vehicle programs as well as partnering with third parties, including Foxconn and its affiliates (as defined below), as the Company sought to leverage its vehicle development experience, its proprietary and open-source code and other non-proprietary technologies, its existing Endurance vehicle platform, and potential new vehicle platforms to drive commonality and scale, and more efficiently develop and launch EVs, to enhance capital efficiency and achieve profitability.

In the third quarter of 2022, the Company started commercial production of the Endurance and began to record sales in the fourth quarter of 2022. Engineering readiness, quality and part availability governed the initial timing and speed of the Endurance launch. The rate of Endurance production remained very low in 2023 until June 2023, when management made the decision to cease production and file the Chapter 11 Cases.

Leading up to filing the Chapter 11 Cases (as further discussed below), it became apparent that we would be unable to effectively implement and realize the anticipated benefits of the Foxconn Transactions (as defined below) as Foxconn failed to meet funding commitments and refused to engage with the Company on various initiatives contemplated by the Foxconn Transactions that were essential to sustain ongoing operations. Due to the failure to identify a strategic partner for the Endurance, lack of expected funding and other support from Foxconn (as discussed in more detail below) and extremely limited ability to raise sufficient capital in the current market environment, we determined it was in the best interests of the Company’s stakeholders to take aggressive actions to cut costs and preserve cash, file the Chapter 11 Cases and cease production of the Endurance and new program development. As part of these initial actions, two notices were provided to a substantial number of employees under the Worker Adjustment and Retraining Notification Act (“WARN Act”)

in May 2023, for job eliminations occurring during the third quarter of 2023. We have fewer than 20 employees as of November 13, 2023, with additional employees anticipated to leave the Company by December 1, 2023.

During the nine months ended September 30, 2023, we sold 35 Endurance trucks to customers.

Voluntary Chapter 11 Petition

On June 27, 2023, the Debtors filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://www.kccllc.net/lordstown/document/list, a website administered by Kurtzman Carson Consultants LLC ("KCC"), a third-party bankruptcy claims and noticing agent. The information on this website is not incorporated by reference and does not constitute part of this Form 10-Q.

The Bankruptcy Court has approved certain motions filed by the Debtors under which they were authorized to conduct their business activities in the ordinary course, including to, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors; (iv) continue to honor certain customer obligations; (v) maintain their insurance program; (vi) continue their cash management system and (v) establish certain procedures to protect any potential value of the Company’s net operating loss carryforwards and other tax attributes (the “NOLs”).

As part of the Chapter 11 Cases, on August 8, 2023, the Bankruptcy Court approved procedures (the “Bidding Procedures Order”) for the Debtors to conduct a comprehensive marketing and sale process for all, substantially all or some of their assets in order to maximize the value of those assets.

The Debtors’ investment banker, Jefferies LLC (“Jefferies”), and other professionals conducted a comprehensive marketing process for the sale of assets consistent with the Bidding Procedures Order. In connection with that marketing and sale process, the Debtors received a “Qualified Bid” (as defined in the Bidding Procedures Order) from LAS Capital LLC, a Delaware limited liability company (“LAS Capital”) to purchase certain specified assets of Debtors.

Although the Debtors received several non-binding proposals for the purchase of specified assets, the Debtors through their Board of Directors, determined that none of these other proposals was a Qualified Bid in accordance with the Bidding Procedures and determined LAS Capital to be the successful bidder under the Bidding Procedures. As a result, the Debtors cancelled the auction in accordance with the Bidding Procedures, and proceeded to seek Bankruptcy Court approval of the sale.

On September 29, 2023, the Debtors entered into an Asset Purchase Agreement (the “LandX Asset Purchase Agreement”) with LAS Capital LLC, a Delaware limited liability company (“LAS Capital”), and Mr. Stephen S. Burns, an individual, as guarantor of certain obligations of LAS Capital under the LandX Asset Purchase Agreement. The LandX Asset Purchase Agreement was assigned to LAS Capital’s affiliate, LandX Motors Inc., a Delaware corporation (the assignee and “Purchaser”) and approved by the Bankruptcy Court on October 18, 2023. The closing of the transactions contemplated by the LandX Asset Purchase Agreement occurred on October 27, 2023, at which time the Purchaser acquired substantially all of the assets held for sale of the Debtors related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assumed certain specified liabilities of the Debtors for a total purchase price of approximately $10.2 million in cash. Upon consummation of the sale, Jefferies became entitled to a Transaction Fee (as defined below) of $2.0 million after crediting the Monthly Fees (as defined below) paid to Jefferies since entering into the Engagement Letter and, subject to payment of the $2.0 million Transaction Fee, no further amounts will be payable to Jefferies under the Engagement Letter. See Note 7 – Commitments and Contingencies and Note 9 - Subsequent Events.

The Debtors have a limited amount of assets remaining (other than cash on hand, the claims asserted in the Foxconn Litigation and other potential claims that the Company may have against other parties, and tax attributes) following the closing under the LandX Asset Purchase Agreement. The sale of any remaining assets (whether in whole or in part) may not be consummated and would not result in any meaningful proceeds. No assurance can be made regarding the sufficiency of the Debtor’s assets to complete the Chapter 11 Cases, provide estimated recoveries to claimants and fund anticipated post-emergence activities. Further, the assets included in this report or in any filing we make with the Bankruptcy Court may not reflect the fair values thereof during the pendency of or following the Chapter 11 Cases or the value of our assets in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result.

The Company has also been seeking to use the tools of Chapter 11 to fully, finally, and efficiently resolve its contingent and other liabilities and to pursue the Foxconn Litigation before the Bankruptcy Court. However, the Company provides no assurance as to the timing or outcome of the resolution of these matters by the Bankruptcy Court or any other court in which these matters may be adjudicated, including as a result of the proceedings that will occur outside of the Bankruptcy Court prior to a final disposition by the Bankruptcy Court. The Bankruptcy Court established October 10, 2023, as the deadline by which parties were required to file proofs of claim in the Chapter 11 Cases and December 26, 2023 for all governmental entities to file their proofs of claim. In addition, additional claims may be filed for executory contracts and unexpired leases rejected pursuant to the Proposed Plan. The Company cannot provide any assurances regarding what the Company’s total actual liabilities based on such claims will be.

On September 1, 2023, the Debtors filed a Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors and a related proposed disclosure statement. On October 24, 2023, the Debtors filed the First Amended Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors (the “First Amended Plan”) and a related proposed disclosure statement (the “First Amended Disclosure Statement”) with the Bankruptcy Court. On October 29, 2023, the Debtors made certain modifications to the First Amended Plan and First Amended Disclosure statement based on negotiations with parties and filed with the Bankruptcy Court Modified First Amended Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors (the “Proposed Plan”) and a related proposed modified disclosure statement (the “Disclosure Statement”). On October 30, 2023, the Debtors further revised the Proposed Plan and Disclosure Statement.

On October 31, 2023, the Bankruptcy Court held a hearing on the approval of the Disclosure Statement and the procedures to solicit votes to accept or reject the Proposed Plan. The Bankruptcy Court announced, among other things, that it would approve the Debtors’ Disclosure Statement and the procedures to be used in connection with the solicitation of votes on the Proposed Plan (the “Solicitation and Voting Procedures”). On November 1, 2023, the Bankruptcy Court entered an order approving the Disclosure Statement and the Solicitation and Voting Procedures (the “Disclosure Statement Order”). The Bankruptcy Court’s entry of the Disclosure Statement Order does not constitute the Bankruptcy Court’s confirmation or acceptance of the Proposed Plan and the Company can provide no assurance that the Proposed Plan will be accepted by creditors or stakeholders, who may object to the Proposed Plan, or confirmed by the Bankruptcy Court (or, even if confirmed, that the Proposed Plan will become effective).

The Debtors are authorized to solicit votes from their creditors and the Company’s shareholders for approval of the Proposed Plan. The Proposed Plan (and its consummation) remain subject to Bankruptcy Court approval and satisfaction of other conditions contained in the Proposed Plan. A hearing to consider confirmation of the Proposed Plan is scheduled for December 19, 2023, but may be rescheduled.

The Proposed Plan and Disclosure Statement describe, among other things, the terms of the Proposed Plan; the events leading to the Chapter 11 Cases; the treatment of claims and Interests under the Proposed Plan; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the process for the solicitation of votes to approve the Proposed Plan from certain of the Debtors’ creditors and Interest holders; and certain other aspects of the Proposed Plan.

The Proposed Plan would, among other provisions: (i) provide an orderly structure for distributions to holders of claims of creditors (“Claims”) and treatment of equity interests of shareholders (“Interests”), (ii) preserve retained causes of action, including against Foxconn, to be pursued by the post-effective date Company, and (iii) seek to preserve the value of the Company’s NOLs, by leaving preferred and common equity Interests in the post-effective Company in place.

All distributions under the Proposed Plan would come from the Debtors’ cash on hand and other assets, which would generally be distributed, subject to the terms of the Proposed Plan, to classes of Claims and Interests in order of their respective priorities under the Bankruptcy Code. The Disclosure Statement provides disclosures regarding the anticipated recoveries to holders of Claims and Interests pursuant to the Proposed Plan, including holders of the Class A common stock, which remain to be determined. No assurance can be made with respect to any distributions or recoveries with respect to Claims or Interests under the Proposed Plan.

The Proposed Plan provides for the treatment of Claims filed against the Debtors in the securities class action captioned In re Lordstown Motors Corp. Securities Litigation, Case No. 4:21-cv-00616 (DAR) (the “Ohio Securities Class Action”), with holders of allowed Claims (if any) in the applicable class (if any) receiving Class A common stock in an amount calculated pursuant to the formula set forth in the Proposed Plan, after accounting for any recoveries from applicable insurers or other third parties and subject to the post-effective date Debtors’ election to cash out such Class A common stock Interests. Alternatively, the Proposed Plan provides for an elective class that permits the Ohio Securities Action lead plaintiff (the “Ohio Lead Plaintiff”) to elect to receive a $1.0 million settlement on behalf of a putative class of claimants in lieu of the treatment set forth in the preceding sentence. If the Ohio Lead Plaintiff elects to accept such treatment, a putative class will be sought to be certified solely for purposes of receiving distributions under the Proposed Plan and to the extent that such class is certified members of such class who do not opt-out will receive their pro rata share of the settlement amount, subject to the terms of the Proposed Plan. There is no guarantee that the proposed settlement will be accepted or that a settlement class would be certified even if the proposed settlement were accepted.

The Proposed Plan also provides for the treatment of Claims filed against the Debtors on the same or similar basis as those set forth in the putative securities class action filed against the Debtors’ current Chief Executive Officer (Edward Hightower) and Chief Financial Officer (Adam Kroll) in the United States District Court for the Northern District of Ohio, styled Bandol Lim v. Edward Hightower et al., No.: 4:23-cv-01454-BYP (N.D. Ohio), which alleges claims arising from the purchase or acquisition of securities of Lordstown Motors Corp. between August 4, 2022 through and including June 26, 2023. The Proposed Plan limits recoveries (if any) from the Debtors on account of such Claims to available insurance. The Debtors dispute the merits of any such claims.

Holders of Claims and Interest in the Debtors that are in a class that is impaired under the Proposed Plan are entitled to vote to accept or reject the Proposed Plan unless their class is deemed to accept or reject pursuant to the terms of the Proposed Plan. After the approval of the Disclosure Statement on November 1, 2023, the Company promptly began soliciting votes on the Proposed Plan pursuant to the Solicitation Procedures approved by the Bankruptcy Court.

The Proposed Plan contemplates releases to directors and officers of the Debtors that served in the capacity as a director or officer of any of the Debtors at any time from the Petition Date through the effective date of the Proposed Plan. Subject to the Bankruptcy Court’s approval, the releases would be binding on holders of Claims and Interests (a) that affirmatively vote to accept the Proposed Plan or (b) are entitled to vote on the Proposed Plan, vote to reject the Proposed Plan, and check a box on their ballot opting into the releases. The releases are also binding on related parties to those described in (a) and (b) (e.g., affiliates, predecessors, successors, and related parties as set forth in the Proposed Plan), but only to the extent the parties in (a) and (b) have authority to bind such persons or entities to the releases.

Pursuant to the Proposed Plan, the Company would emerge from the bankruptcy proceedings and the Foxconn Litigation and other causes of action of the Debtors would be preserved and continue (and proceeds therefrom would be generated, if any), Claims filed in the Chapter 11 cases would continue to be resolved pursuant to the claims resolution process with allowed claims being treated in accordance with the Proposed Plan, the Debtors’ tax attributes would be preserved, distributions to holders of allowed Claims and allowed Interests would be made, and the Debtors’ ability to conduct business and enter into one or more transactions after the bankruptcy proceedings to maximize value would be preserved as set forth in the Proposed Plan, including transactions that could permit the post-bankruptcy Debtors to make use of substantial tax attributes. At this time, however, the Debtors do not know what the post-effective date operations will include and no assurances can be provided that the Proposed Plan would generate any value for the Company’s post-effective date equity holders.

The Proposed Plan provides for the appointment of new members to serve on the Company’s board of directors (the “New Board”) as of the effective date of the Proposed Plan. The New Board will be identified by the equity committee appointed by the Bankruptcy Court to represent the equity Interests in the Chapter 11 Cases (the “Equity Committee”) with the consent of the Debtors (such consent not to be unreasonably withheld). The New Board will, among other things, oversee and direct the administration of the post-effective date Debtors’ operations in accordance with the Proposed Plan. On the effective date, or as soon as is reasonably practicable thereafter, the New Board will establish such procedures and protocols as it deems necessary to carry out its duties and appoint officers of the Debtors. The officers of the post-effective date Debtors will have the rights and responsibilities set forth in the new organizational documents of the Post-Effective Date Debtors, which may include the NOL Trading Restrictions to facilitate the preservation of the Company’s NOLs.

Neither the Debtors’ filing of the Proposed Plan and Disclosure Statement, nor this report, is a solicitation of votes to accept or reject the Proposed Plan. Votes on the Proposed Plan will be solicited in accordance with the Solicitation and Voting Procedures approved by the Bankruptcy Court and applicable law. See Note 9 – Subsequent Events.

The description of the Proposed Plan and Disclosure Statement contained in this report is qualified in its entirety by reference to the full text of the solicitation versions of the Proposed Plan and Disclosure Statement, copies of which are filed with this Quarterly Report on Form 10-Q as Exhibit 10.2 and are incorporated herein by reference.

Information contained in the Proposed Plan and the Disclosure Statement is subject to change substantially, whether as a result of amendments, supplements, or other modifications to the Proposed Plan, third-party actions, including governmental claims, or otherwise. The Proposed Plan is not binding on any party, including the Debtors, unless and until it is approved by the stakeholders entitled to vote and confirmed by the Bankruptcy Court and consummated. Information in the Disclosure Statement is subject to change and may be further supplemented. Neither the Debtors’ filing of the Proposed Plan and Disclosure Statement, nor this report, is a solicitation of votes to accept or reject the Proposed Plan. Votes on the Proposed Plan will be solicited in accordance with the solicitation and voting procedures filed with and approved by the Bankruptcy Court and applicable law.

Foxconn Litigation

On June 27, 2023, the Company commenced an adversary proceeding against Foxconn (the “Foxconn Litigation”) in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement (as defined below), the parties’ joint venture agreement, the Foxconn APA (as defined below), and the CMA (as defined below) that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. See “Foxconn Transactions” above and Note 7 – Commitments and Contingencies for additional information. The Foxconn Litigation is Adversary Case No. 23-50414.

Cessation of Production

Shortly after commencing the Chapter 11 Cases, the Company ceased production of the Endurance and new program development. As a result of closing the transactions contemplated by the LandX Asset Purchase Agreement, the Company has no remaining revenue-producing operations and its primary operations consist of expenses associated with completing the Chapter 11 Cases. Accordingly, the Company lacks any revenue related to selling vehicles, and may have substantial contingent obligations related to those vehicles we sold (see “NHTSA Matters” under Note 7 – Commitments and Contingencies for additional information). Our ongoing operations during the third quarter of 2023 primarily included support of vehicles that had been delivered to customers, custody and maintenance of our assets for prospective sale under the process established in the Chapter 11 Cases or otherwise (which sale was completed on October 27, 2023), support for the sale process, legal matters, and administration and facilitation of the Chapter 11 Cases and related proceedings.

Foxconn Transactions

The Company entered into a series of transactions with affiliates of Hon Hai Technology Group (“HHTG”, either HHTG or applicable affiliates of HHTG are referred to herein as “Foxconn”), beginning with the Agreement in Principal that was announced on September 30, 2021, pursuant to which we entered into definitive agreements to sell our manufacturing facility in Lordstown, Ohio under the Foxconn APA (as defined below) and outsource manufacturing of the Endurance to Foxconn under the CMA. On November 7, 2022, we entered into an Investment Agreement with Foxconn under which Foxconn agreed to make additional equity investments in the Company (the “Investment Agreement”). The Foxconn APA, the CMA and the Investment Agreement together are herein referred to as the “Foxconn Transactions.”

Investment Agreement

Under the Investment Agreement, Foxconn agreed to make additional equity investments in the Company through the purchase of $70 million of Class A common stock, $0.0001 par value per share (“Class A common stock”), and up to $100 million in Series A Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock”), subject to certain conditions, including, without limitation, regulatory approvals and, with regard to the Preferred Stock, satisfaction of certain EV Program (as defined herein) budget and EV Program milestones established by the parties. The Preferred Stock funding could only be used in connection with planning, designing, developing, engineering, testing, industrializing, certifying, homologating and launching one or more EVs in collaboration with Foxconn (the “EV Program”).

On November 22, 2022, the parties completed the initial closing under the Investment Agreement, pursuant to which Foxconn purchased approximately $22.7 million of Class A common stock and $30 million of Preferred Stock (the “Initial Closing”).

The Investment Agreement provided for the second closing of Class A common stock (the “Subsequent Common Closing”), at which time, the Company maintains that Foxconn was required to purchase approximately 10% of the Class A common stock for approximately $47.3 million. The Subsequent Common Closing was to occur within 10 business days following the parties’ receipt of a written communication from the U.S. government’s Committee on Foreign Investment in the United States (“CFIUS”) that CFIUS has concluded that there are no unresolved national security concerns with respect to the transactions (“CFIUS Clearance”) and subject to satisfaction of the other conditions set forth in the Investment Agreement (which the Company believes were or would have been satisfied). CFIUS Clearance was received on April 25, 2023, which means the Subsequent Common Closing was to occur on or before May 8, 2023. The Company was ready, willing and able to complete the Subsequent Common Closing on a timely basis.

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

The Company continues to believe that the breach allegations by Foxconn are without merit, and that Foxconn was obligated to complete the Subsequent Common Closing on or before May 8, 2023. Despite the Company taking action to satisfy the Bid Price Requirement as of June 7, 2023, and discussions between the parties to seek a resolution regarding the Investment Agreement, Foxconn did not proceed with the Subsequent Common Closing or any Subsequent Preferred Funding. As a result of Foxconn’s actions, the Company was deprived of critical funding necessary for its operations. To seek relief for Foxconn’s contractual breaches and other fraudulent and tortious conduct the Company believes were committed by Foxconn, the Company commenced the Foxconn Litigation.

Closing of the Foxconn APA

On May 11, 2022, Lordstown EV Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (“Lordstown EV”), closed the transactions contemplated by the asset purchase agreement with Foxconn EV Technology, Inc., an Ohio corporation, and an affiliate of HHTG, dated November 10, 2021 (the “Foxconn Asset Purchase Agreement” or “Foxconn APA” and the closing of the transactions contemplated thereby, the “Foxconn APA Closing”).

Pursuant to the Foxconn APA, Foxconn purchased Lordstown EV’s manufacturing facility located in Lordstown, Ohio. Lordstown EV had continued to own our hub motor assembly line, as well as our battery module and pack line assets, certain tooling, intellectual property rights and other excluded assets, and had outsourced all of the manufacturing of the Endurance to Foxconn under the Contract Manufacturing Agreement. Lordstown EV also entered into a lease pursuant to which Lordstown EV had leased space located at the Lordstown, Ohio facility from Foxconn for Lordstown EV’s Ohio-based employees for a term equal to the duration of the Contract Manufacturing Agreement plus 30 days.

We received $257 million in proceeds related to the sale, consisting of the $230 million initial purchase price for the assets, plus $8.9 million for expansion investments and an $18.4 million reimbursement payment for certain operating costs incurred by us from September 1, 2021 through the Foxconn APA Closing. Foxconn made down payments of the purchase price totaling $200 million through April 15, 2022, of which $100 million was received in both 2022 and 2021. The $30 million balance of the purchase price and a reimbursement payment of approximately $27.5 million were paid at the Foxconn APA Closing; $17.5 million was attributable to the reimbursement of certain operating expenses reported in research and development and $10 million was attributable to expansion costs. Under the terms of the Foxconn APA, the $17.5 million reimbursement costs were an estimate which upon final settlement was subsequently increased to $18.4 million.

Research and development costs are presented net of the $18.4 million reimbursement of costs under the Foxconn APA for the nine months ended September 30, 2022. Included in the $18.4 million reimbursement were approximately $7.7 million of research and development costs incurred in 2021. Also, in connection with the Foxconn APA Closing, the Company issued the Foxconn Warrants (as defined herein), which are exercisable until the third anniversary of the Foxconn APA Closing for 0.13 million shares of Class A common stock at an exercise price of $157.50 per share (the “Foxconn Warrants”). In October 2021, prior to entering into the Foxconn APA, Foxconn purchased 0.48 million shares of the Company’s Class A common stock for approximately $50.0 million.

Contract Manufacturing Agreement

On May 11, 2022, Lordstown EV and Foxconn entered into a manufacturing supply agreement (the “CMA” or “Contract Manufacturing Agreement”) in connection with the Foxconn APA Closing. Pursuant to the CMA, Foxconn was to (i) manufacture the Endurance at the Lordstown facility for a fee per vehicle, (ii) following a transition period, procure components for the manufacture and assembly of the Endurance, subject to sourcing specifications provided by Lordstown EV, and (iii) provide certain post-delivery services. Foxconn did not provide the aforementioned procurement and post delivery services. The CMA was intended to provide us with an almost entirely variable manufacturing cost structure and to alleviate the burden to invest in and maintain the Lordstown facility.

The CMA required Foxconn to use commercially reasonable efforts to assist with reducing component and logistics costs and reducing the overall bill of materials (“BOM”) cost of the Endurance, and otherwise improving the commercial terms of procurement with suppliers. However, we did not realize any material reduction of raw material or component costs or improvement in commercial terms based on Foxconn’s actions. Foxconn was required to conduct testing in accordance with procedures established by us and we were generally responsible for all motor vehicle regulatory compliance and reporting. The Contract Manufacturing Agreement also allocated responsibility between the parties for other matters, including component defects, quality assurance and warranties of manufacturing and design. Foxconn invoiced us for manufacturing costs on a fee per vehicle produced basis, and to the extent purchased by Foxconn, component and other costs. Production volume and scheduling were based upon rolling weekly forecasts we provided that were generally binding only for a 12-week period, with some ability to vary the quantities of vehicle type.

The CMA became effective on May 11, 2022 and continues for an initial term of 18 months plus a 12-month notice period in the event either party seeks to terminate the agreement. In the event neither party terminates the Contract Manufacturing Agreement following the initial term, it will continue on a month-to-month basis unless terminated upon 12 months’ prior notice. The CMA can also be terminated by either party due to a material breach of the agreement and terminates immediately upon the occurrence of any bankruptcy event. The CMA was not part of the assets assigned under the LandX Asset Purchase Agreement.

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

Since filing the Chapter 11 petitions, the Company has operated as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In the accompanying Balance Sheet, the “Liabilities subject to compromise” line is reflective of the expected or estimated amount of the total allowed claims in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 852-10. However, the ultimate settlement of these liabilities remain subject to analysis and negotiation, approval of the Bankruptcy Court, application of the Bankruptcy Code remaining deadlines for claims to be submitted (including governmental claims), and these liabilities may be settled or resolved for materially different amounts based on these proceedings and continued consideration of claims that may be modified, allowed, or disallowed. These amounts are also subject to adjustments if we make changes to our assumptions or estimates related to claims as additional information becomes available to us. Such adjustments may be material, and the Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of “Liabilities subject to compromise” may change materially. Refer to Note 7 – Commitments and Contingencies for further detail.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As a result of the Company’s recurring losses from operations, accumulated deficit, cessation of production of the Endurance, lack of any sources of revenue, as well as the risks and uncertainties related to (i) the Company’s ability to successfully complete the Chapter 11 Cases, including our ability to realize further value from our assets, to successfully resolve litigation and other claims that may be filed against us, and to develop, negotiate, confirm and consummate a Plan, after which our ongoing operations are expected to be limited, (ii) the effects of disruption from the Chapter 11 Cases, including the loss of a significant number of personnel, (iii) the costs of the Chapter 11 Cases and (iv) the costs of defending the Company in substantial litigation and claims, along with the risk of future litigation or claims that we have and may continue to experience, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

The Company had cash, cash equivalents, and short-term investments of approximately $93.7 million and an accumulated deficit of $1.2 billion at September 30, 2023 and net losses of $16.5 million and $342.7 million for the three and nine months ended September 30, 2023, respectively.

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

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) our ability to develop, confirm and consummate the Proposed Plan or other alternative liquidating transaction, (ii) the resolution of contingent and other claims, liabilities and the Foxconn Litigation (see Note 7 – Commitments and Contingencies), (iii) the outcome of the Company’s efforts to realize value, if any, from its remaining assets, and (iv) the cost, duration and outcome of the Chapter 11 Cases.

We have incurred significant professional fees and other costs in connection with preparation for and prosecution of the Chapter 11 Cases and expect to continue to incur significant professional fees and costs throughout our Chapter 11 Cases. In addition, we are subject to significant contingent liabilities, the full scope of which is uncertain at this time (see Note 7 – Commitments and Contingencies). The Bankruptcy Court established October 10, 2023 as the deadline by which parties were required to file proofs of claim in the Chapter 11 Cases, and December 26, 2023 as the bar date for all governmental entities to file their proofs of claims. We cannot provide any assurances regarding what the Company’s total actual liabilities based on such claims will be.

The Bankruptcy Court approved procedures for the Debtors to conduct a comprehensive marketing and sale process with respect to all, substantially all or some of their assets in order to maximize the value of those assets. The marketing process culminated in the Debtors entering into the LandX Asset Purchase Agreement on September 29, 2023, providing for the sale of specified assets of the Company related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assume certain specified liabilities of the Company for a total purchase price of $10.2 million in cash. This transaction closed on October 27, 2023. Upon consummation of the sale in the fourth quarter of 2023, Jefferies became entitled to a Transaction Fee of $2.0 million after crediting the Monthly Fees paid to Jefferies since entering into the Engagement Letter and, subject to payment of the $2.0 million Transaction Fee, no further amounts will be payable to Jefferies under the Engagement Letter. See Note 9 – Subsequent Events.

As a result of closing the transactions contemplated by the LandX Asset Purchase Agreement, the Company has no remaining revenue-producing operations, and its primary operations consist of expenses associated with completing the Chapter 11 Cases. The Debtors have a limited amount of assets remaining (other than cash on hand, the claims asserted in the Foxconn Litigation and other potential claims that the Company may have against other parties, and tax attributes) following the closing under the LandX Asset Purchase Agreement. The sale of any remaining assets (whether in whole or in part) may not be consummated and would not result in meaningful proceeds. No assurance can be made regarding the sufficiency of the Debtor’s assets to complete the Chapter 11 Cases, provide estimated recoveries to claimants and fund anticipated post-emergence activities. Further, the assets included in this report are historical and are being reported prior to, and without regard to, the sale of assets to LandX and therefore, do not reflect the value ascribed by such sale. The assets in any filing we make with the Bankruptcy Court may not reflect the fair values thereof during the pendency of or following the Chapter 11 Cases or the value of our assets in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result.

The Company has also been seeking to use the tools of Chapter 11 to fully, finally, and efficiently resolve its contingent and other liabilities and to pursue the Foxconn Litigation before the Bankruptcy Court. However, the Company provides no assurance as to the timing or outcome of the resolution of these matters by the Bankruptcy Court or any other court in which these matters may be adjudicated, including as a result of the proceedings that will occur outside of the Bankruptcy Court prior to a final disposition by the Bankruptcy Court. The Bankruptcy Court established October 10, 2023, as the deadline by which parties were required to file proofs of claim in the Chapter 11 Cases and December 26, 2023 for all governmental entities to file their proofs of claim. In addition, additional claims may be filed for executory contracts and unexpired leases under the Proposed Plan. We are conducting an extensive claims reconciliation process to analyze approximately $25.6 million in claims asserted against the Company from its suppliers and vendors for amounts those parties believe the Company owes. We have accounts payable and accrued vendor claims of approximately $15.9 million as of September 30, 2023 that reflect both undisputed and partially disputed amounts we may owe, reported in Liabilities subject to compromise. The remainder are disputed for one or more reasons, including a lack of information provided by the claimant. However, the Company cannot provide any assurances regarding what the Company’s total actual liabilities based on such claims will be. A number of additional claims may be filed in the Chapter 11 Cases, including those for which the deadlines to file proofs of claim have not yet passed as of the date of this report. Such additional claims may be substantial and may result in a materially greater amount of allowed Claims than estimated in the Disclosure Statement. See Note 1 – Description of Organization and Business Operations - Description of Business – Voluntary Chapter 11 Petition, Note 7 – Commitments and Contingencies and Note 9 – Subsequent Events. In addition, we remain subject to additional liabilities and the uncertainties related thereto for the legal matters discussed in Note 7 – Commitments and Contingencies.

If confirmation by the Bankruptcy Court of the Proposed Plan or alternative plan under Chapter 11 does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of Claims and Interests or upon the showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Company’s assets for distribution in accordance with the priorities established by the Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. As a result of these and other circumstances, there is substantial doubt regarding our ability to continue as a going concern. The value available to our various stakeholders, including our creditors and stockholders, is highly uncertain. The trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in the Chapter 11 Cases, if any.

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

The Reverse Stock Split was intended to improve the marketability and liquidity of the Class A common stock. In addition, the Reverse Stock Split was intended to increase the per share market price of the Class A common stock in order to satisfy the Bid Price Requirement. On June 7, 2023, the Company received a written notice from the Listing Qualifications Department of Nasdaq informing the Company that it had regained compliance with the Bid Price Requirement.

Nasdaq Delisting

On June 28, 2023, the Company received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s Class A common stock was no longer suitable for listing on the Nasdaq Global Select Market. Trading of our Class A common stock was suspended at the opening of business on July 7, 2023 and a Form 25 was filed with the SEC on July 27, 2023 to remove the Class A common stock from listing and registration on the Nasdaq Global Select Market. Delisting became effective ten days thereafter and deregistration under Section 12(b) of the Act became effective 90 days later. We remain subject to SEC reporting obligations.

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

Reorganization Items

Reorganization items represent the expenses directly and incrementally resulting from the Chapter 11 cases and are separately reported as Reorganization items in our statements of operations.

Inventory and Inventory Valuation

Substantially all of the Company’s inventory is specific to the production of the Endurance and is stated at the lower of cost or net realizable value (“NRV”). NRV is the estimated value of the inventory in the context of the Chapter 11 Cases, which is minimal due to its unique nature. In addition to the NRV analysis, the Company recognizes an excess inventory reserve to adjust for inventory quantities in excess of anticipated Endurance production. As discussed above, the Company ceased production of the Endurance in June 2023. There were no NRV and excess inventory charges for the three months ended September 30, 2023, and $24.1 million for the nine months ended September 30, 2023. NRV and excess inventory charges are recorded within Cost of Sales in the Company’s Condensed Consolidated Statement of Operations. No such charges were recognized for the three and nine months ended September 30, 2022, as the Company had not yet commenced commercial production of the Endurance. As of September 30, 2023, inventory is presented as assets held for sale on the Company’s Balance Sheet. All of our inventory was sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023, the effect of which is not reflected in these financial statements (See Note 9 – Subsequent Events).

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

Due to the failure to identify a strategic partner for the Endurance, lack of expected funding and other support from Foxconn (as discussed in more detail above and elsewhere in this report) and extremely limited ability to raise sufficient capital in the current market environment, we determined it was in the best interests of the Company’s stakeholders to take aggressive actions to cut costs and preserve cash, file the Chapter 11 Cases and cease production of the Endurance and new program development. As of September 30, 2023, property, plant and equipment is presented as assets held for sale on the Company’s Balance Sheet. Substantially all of our property, plant and equipment was sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023, the effect of which is not reflected in these financial statements (See Note 9 – Subsequent Events and Note 4 – Property, Plant and Equipment and Assets Held for Sale for details regarding our classification of assets held for sale).

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

For assets to be held and used, including identifiable intangible assets and long-lived assets subject to amortization, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of a long-lived asset subject to amortization is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Significant management judgment is required in this process. The uncertainties regarding the ability to determine the realizable value for our property, plant and equipment, including in light of the timing of the filing of the Chapter 11 Cases and lack of available reference data for market transactions, particularly with respect to Endurance-specific assets, resulted in a determination by the Company of the fair value of the assets based on their estimated residual or salvage values as of June 30, 2023. For the quarter ended September 30, 2023, the Company recognized an impairment charge of $0.7 million to adjust the carrying value of its right of use assets.

The Company also evaluated the decision to actively market the sale of its long-lived fixed assets in connection with the Chapter 11 Cases, against ASC Topic 360-10-45-9 “Long-Lived Assets to Be Disposed of By Sale.” See Note 4 – Property, Plant and Equipment and Assets Held for Sale for details regarding our impairment assessment and classification of assets held for sale.

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

The Company has issued the following warrants (with exercise prices shown in pre-Reverse Stock Split amounts): (i) warrants (the “Public Warrants”) to purchase shares of Class A common stock with an exercise price of $11.50 per share, (ii) warrants (the “Private Warrants”) to purchase Class A common stock with an exercise price of $11.50 per share, (iii) warrants (the “BGL Warrants”) to purchase Class A common stock with an exercise price of $10.00 per share, and (iv) the Foxconn Warrants to purchase shares of Class A common stock with an exercise price of $10.50. The BGL Warrants were issued as part of the Business Combination in October 2020 and classified as equity as they qualified as share-based compensation under ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”) until they expired in October 2023.

As of September 30, 2023, following the Reverse Stock Split, we had 0.113 million Foxconn Warrants with an exercise price of $157.50, 0.153 million Private Warrants with a strike price of $172.50 and 0.17 million BGL Warrants with a strike price of $150.00 outstanding. As of September 30, 2022, on a pre-Reverse Stock Split basis, we had outstanding 2.3 million Private Warrants and 1.6 million BGL Warrants. The fair value of the Foxconn Warrants was $0.3 million at issuance. The Private Warrants and the Foxconn Warrants were classified as a liability with any changes in the fair value recognized immediately in our condensed consolidated statements of operations. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly as of June 30, 2023. The following table summarizes the net gain on changes in fair value related to the Private Warrants and the Foxconn Warrants:

	(in thousands)
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Private Warrants	$—	$(523)	$—	$(246)
Foxconn Warrants	—	(238)	—	(238)
Net gain on changes in fair value	$—	$(761)	$—	$(246)

The Private Warrants and the Foxconn Warrants were measured at fair value using Level 3 inputs. These instruments are not actively traded and were valued as of September 30, 2022 using a Monte Carlo option pricing model and Black-Scholes option pricing model, respectively, that use observable and unobservable market data as inputs.

The stock price volatility rate utilized was 90% for the valuation as of September 30, 2022. This assumption considered observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants, as well as the volatility implied by the traded options of the Company. The risk-free rate utilized was 4.173% for the valuation three and nine months ended September 30, 2022

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
September 30, 2023
Cash and cash equivalents	$93,653	$93,653	$—	$—
Short-term investments	—	—	—	—
Private Warrants	—	—	—	—
Foxconn Warrants	—	—	—	—

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2022
Cash and cash equivalents	$121,358	$121,358	$—	$—
Short-term investments	100,297	—	100,297	—
Private Warrants	254	—	—	254
Foxconn Warrants	170			170

The following table summarizes the changes in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2022	Additions	Settlements	Loss on fair value adjustments included in earnings	Balance at September 30, 2023
Private Warrants	$254	—	—	—	$254
Foxconn Warrants	170		—	—	170

Non-Recurring Fair Value Measurements

At September 30, 2023, the Company had assets held for sale that have been adjusted to their fair value as the carrying value exceeded the estimated fair value. There was no further impairment loss related to the valuation of assets held for sale during the three months ended September 30, 2023. However, for the quarter ended September 30, 2023, the Company recognized an impairment charge of $0.7 million to adjust the carrying value of its right of use assets. The categorization of the framework used to value the assets is Level 3 given the significant unobservable inputs used to determine fair value. Refer to Note 4 – Property, Plant and Equipment and Assets Held for Sale for further detail.

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

During the first quarter of 2023, the Company lowered Endurance production targets, accelerating the depreciable lives of its manufacturing assets to July 31, 2023. During the second quarter of 2023 management made the decision to cease production of the Endurance. As of September 30, 2023, the Company had recognized total property, plant and equipment impairment charges of $229.1 million.

The Company has determined that its property, plant, and equipment represent one asset group which is the lowest level for which identifiable cash flows are available. Historically, fair value of the Company’s property, plant, and equipment was derived from the Company’s enterprise value at the time of impairment as the Company believed it represented the most appropriate fair value of the asset group in accordance with accounting guidance. In light of the Chapter 11 Cases, as discussed above, the Company valued its property, plant and equipment based on their estimated residual value as of June 30, 2023. Accordingly, there was no property, plant and equipment or assets held for sale impairment charge recognized the quarter ended September 30, 2023. During the three and nine months ended September 30, 2023, the Company recognized an impairment loss of $0.7 million on its right of use assets as these assets were not assumed in the LandX Purchase Agreement. The fair values were estimated using a cost approach based on the rejection damages on unexpired leases, considering that such damages reasonably approximate the cost to enter into a new lease for the remaining time period. As of September 30, 2023, $0.7 million of right of use assets remained on the balance sheet in Other non-current assets.

In conjunction with the Chapter 11 Cases, the Company commenced a comprehensive marketing and sale process for the Endurance and related assets to maximize the value of those assets. The Company evaluated this decision against ASC Topic 360-10-45-9 “Long-Lived Assets to Be Disposed of By Sale” and determined that all criteria were met to present property, plant and equipment as “assets held for sale”, as of September 30, 2023. Based on the fact that there are significant unobservable inputs used to determine fair value, this is categorized as a Level 3 fair value measurement. Specifically, in this case since the assets were in most cases considered “Endurance-specific,” the estimates were primarily focused on residual or salvage value where appropriate. As noted above, the Company had already recorded an impairment charge to reduce the assets to the lower of carrying or fair value less costs to sell. In light of these uncertainties, limited market data and estimates used in the valuation, the assets included in this report or in any filing we make with the Bankruptcy Court may not reflect the fair values thereof during the pendency of or following the Chapter 11 Cases or the value of our assets in an organized sale process, and such values may be higher or lower as a result.

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

The first tranche was to be in an amount equal to 0.3 million shares for an aggregate purchase price of $30 million; the second tranche was to be in an amount equal to 0.4 million shares for an aggregate purchase price of $40 million. The parties agreed to use commercially reasonable efforts to agree upon the EV Program budget and EV Program milestones no later than May 7, 2023.

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

The Company continues to believe that the breach allegations by Foxconn are without merit, and that Foxconn was obligated to complete the Subsequent Common Closing on or before May 8, 2023. Despite the Company taking action to satisfy the Bid Price Requirement as of June 7, 2023, and discussions between the parties to seek a resolution regarding the Investment Agreement, Foxconn did not proceed with the Subsequent Common Closing or any Subsequent Preferred Funding. As a result of Foxconn’s actions, the Company was deprived of critical funding necessary for its operations.

On June 27, 2023, the Company filed its Chapter 11 Cases and on that same date the Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement, the parties’ joint venture agreement, the Foxconn APA, and the CMA that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. See “Foxconn Transactions” above and Note 7 – Commitments and Contingencies for additional information. The Foxconn Litigation is Adversary Case No. 23-50414.

The descriptions herein with respect to the Preferred Stock and any rights thereunder do not account for the potential effects of the Chapter 11 Cases or the Foxconn Litigation on the Preferred Stock or any rights thereunder. The Company reserves all claims, defenses, and rights with respect to the Chapter 11 Cases, the Foxconn Litigation, the Preferred Stock, and any treatment of Preferred Stock or other interests held by Foxconn or any other party and the descriptions below do not account for the impact of any relief should it be granted. Under the Proposed Plan, as of the date of this report, we expect the Preferred Stock to remain outstanding and be unimpaired as of the effective time of the Proposed Plan.

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

The Certificate of Designation provides that, commencing on November 7, 2023 (the “Conversion Right Date”), and subject to the Ownership Limitations, the Preferred Stock became convertible at the option of the holder into a number of shares of Class A common stock obtained by dividing the sum of the liquidation preference (i.e., $100 per share) and all accrued but unpaid dividends with respect to such share as of the applicable conversion date by the conversion price as of the applicable conversion date. The conversion price currently is $29.04 per share and it is subject to customary adjustments. At any time following the third anniversary of the date of issuance, the Company can cause the Preferred Stock to be converted if the volume-weighted average price of the Class A common stock exceeds 200% of the Conversion Price for a period of at least twenty trading days in any period of thirty consecutive trading days. Foxconn’s ability to convert is limited by clauses (i) and (ii) of the definition of the Ownership Limitations.

Upon a change of control (as defined in the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware (the “Certificate of Designations”), Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its liquidation preference (including any unpaid accrued dividends) and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction (the “Change of Control Put”).

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

The Company believes that the transaction price associated with the sale of the Preferred Stock to Foxconn was representative of fair value and serves as the basis for initial measurement.

The Preferred Stock issued by the Company accrues dividends at the rate of 8% per annum whether or not declared and/or paid by the Company (cumulative dividends). In addition, the dividends will compound on a quarterly basis (upon each Preferred Dividend Payment Date (as defined in the Certificate of Designations)) to the extent they are not paid by the Company. The Company records the dividends (effective PIK dividends) as they are earned, based on the fair value of the Preferred Stock at the date they are earned. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock. The Company accrued $0.6 million in dividends during the three months ended September 30, 2023 and had accrued $1.9 million in aggregate dividends as of such date, which represented the estimated fair value to Preferred Stock with a corresponding adjustment to additional-paid-in-capital common stock in the absence of retained earnings.

While the Company concluded above that accretion to redemption value of the Preferred Stock was not required as the Preferred Stock is not currently redeemable or probable of becoming redeemable, it is noted that the recognition of the dividends will not necessarily reflect the redemption value at any time (given the ‘greater of’ language included as part of the determination of redemption value per above). As of September 30, 2023, the Company did not consider change of control to be probable. The Company notes that there is significant uncertainty regarding the effects and outcome of the Chapter 11 Cases and the Foxconn Litigation which may impact the foregoing determination, and that the Company can provide no assurance regarding such determination.  The Company reserves all rights with respect to the amounts and the effects of the Chapter 11 Cases and the Foxconn Litigation.

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

We had approximately 16.0 million and 15.9 million shares of Class A common stock issued and outstanding as of September 30, 2023, and December 31, 2022, respectively, after giving effect to the Reverse Stock Split. As of September 30, 2023, there were 211,666 shares of Class A common stock issuable under equity awards that remain outstanding; however, the vesting and settlement of such awards has been suspended as a result of the Chapter 11 Cases, and if resumed, would result in the issuance of such number of shares (subject to potential withholding of shares for tax purposes that if withheld would not be deemed outstanding). Additional awards with vesting dates after September 30, 2023 and prior to the effective date of the Proposed Plan will also have vesting suspended until such effective date. All equity awards that remain outstanding and have not yet vested as of the effective date of the Proposed Plan will remain outstanding and vest in accordance with their terms and the terms of the Proposed Plan. All vested options to purchase Class A common stock that remain outstanding as of the effective date of the Proposed Plan will also remain outstanding in accordance with their terms and the terms of the Proposed Plan. We had 0.3 million shares of Preferred Stock issued and outstanding as of each of September 30, 2023 and December 31, 2022. FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents.

The weighted-average number of shares outstanding for basic and diluted loss per share of Class A common stock is as follows:

	(in thousands)
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic weighted average shares outstanding	15,953	14,130	15,942	13,543
Diluted weighted average shares outstanding	15,953	14,130	15,942	13,543

For the three and nine months ended September 30, 2023 and for the nine months ended September 30, 2022 share awards and warrants were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

For the three months ended September 30, 2022, the calculation of diluted weighted average shares outstanding included, on a pre-Reverse Stock Split basis, 0.3 million share awards,1.6 million BGL Warrants, 2.3 million Private Warrants, and 1.7 million Foxconn Warrants outstanding. For the three months ended September 30, 2022, the calculation of diluted weighted average shares outstanding included 0.3 million shares (on a pre-Reverse Stock Split basis) related to share awards.

Investment Transactions

On November 7, 2022, the Company entered into the Investment Agreement under which Foxconn agreed to make additional equity investments (collectively, the “Investment Transactions”) in the Company through the purchase of $70 million of Class A common stock and up to $100 million in Preferred Stock, subject to certain conditions, including, without limitation, regulatory approvals and, with regard to the Preferred Stock, satisfaction of certain EV Program budget and EV Program milestones established by the parties.

The Company can use any proceeds from the sale of the Class A common stock for general corporate purposes as determined by the Board and the proceeds from the sale of the Preferred Stock was to be limited to funding the EV Program or any substitute or replacement electric vehicle program as agreed to by Foxconn and the Company.

On November 22, 2022, the Company completed the Initial Closing under the Investment Agreement, at which Foxconn purchased (a) approximately 1.8 million shares of Class A common stock at a purchase price of $26.40 per share (such amount giving effect to the Reverse Stock Split), and (b) 0.3 million shares of Preferred Stock at a purchase price of $100 per share, for an aggregate purchase price of approximately $52.7 million.

The Investment Agreement provided for the Subsequent Common Closing, at which time Foxconn was required, the Company maintains, to purchase approximately 10% of the Class A common stock for approximately $47.3 million. The Subsequent Common Closing was to occur on or before May 8, 2023. The Company was ready, willing and able to complete the Subsequent Common Closing on a timely basis.

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

Foxconn has failed to proceed with the Subsequent Common Closing or any Subsequent Preferred Funding. As a result of Foxconn’s actions, the Company was deprived of critical funding necessary for its operations. The Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for wrongful conduct as well as breaches of the Investment Agreement, the parties’ joint venture agreement, the Foxconn APA, and the CMA that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. See Note 1 – Description of Organization and Business Operations – Description of Business and Note 7 – Commitments and Contingencies for additional information.

As previously disclosed, the Investment Agreement also contains the following additional terms with respect to Foxconn’s ownership of the Company’s securities. However, as detailed herein, Foxconn has refused to fulfill its obligations under the Investment Agreement, and those breaches and the effect of Foxconn’s actions on its rights and the Company’s obligations with respect to the Company’s securities are among several matters at issue in the Foxconn Litigation.

●	Board Representation: Foxconn would have the right to appoint two designees to the Board subject to the resolution of our dispute with Foxconn and the consummation of the Subsequent Common Closing. Foxconn would relinquish one Board seat if it did not continue to beneficially own shares of Class A common stock, Preferred Stock and shares of Class A common stock issued upon conversion of shares of Preferred Stock that represent (on an as-converted basis) at least 50% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions and would relinquish its other Board seat if it did not continue to beneficially own at least 25% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions (the “25% Ownership Requirement”).
●	Termination of Foxconn Joint Venture: The Company and Foxconn terminated the Joint Venture Agreement, the Note, dated June 24, 2022, issued by Lordstown EV and guaranteed by the Company and Lordstown EV Sales (the “Note”), and all liens on assets of Lordstown EV and the Company. All remaining funds held by the Foxconn Joint Venture were distributed to Foxconn EV Technology, Inc. as a distribution for amounts contributed by it and as a repayment in full of any loans advanced by it to Lordstown EV under the Note.
●	Standstill: Until the date that is the later of December 31, 2024 and 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors, without the approval of the Board, Foxconn would not (A) acquire any equity securities of the Company if after the acquisition Foxconn and its affiliates would own (i) prior to the Subsequent Common Closing, 9.99% of the capital stock of the Company that is entitled to vote generally in any election of directors of the Company (“Voting Power”), (ii) prior to the time the Company obtains the approval of stockholders contemplated by Rule 5635 of the Nasdaq listing rules as in effect on November 7, 2022 with respect to certain equity issuances (the “Requisite Stockholder Approval”), 19.99% of the Voting Power, and (iii) at all times following the Subsequent Common Closing and the Requisite Stockholder Approval, 24% of the Voting Power (collectively, the “Ownership Limitations”), or (B) make any public announcement with respect to, or offer, seek, propose or indicate an interest in, any merger, consolidation, business combination, tender or exchange offer, recapitalization, reorganization or purchase of more than 50% of the assets, properties or securities of the Company, or enter into discussions, negotiations, arrangements, understandings, or agreements regarding the foregoing.
●	Exclusivity: Prior to the Subsequent Common Closing, (i) without Foxconn’s consent, the Company had agreed not to (A) encourage, solicit, initiate or facilitate any Acquisition Proposal (as defined below), (B) enter into any agreement with respect to any Acquisition Proposal or that would cause it not to consummate any of the Investment Transactions or (C) participate in discussions or negotiations with, or furnish any information to, any person in connection with any Acquisition Proposal, and (ii) the Company had agreed to inform Foxconn of any Acquisition Proposal that it received. An “Acquisition Proposal” means any proposal for any (i) sale or other disposition by merger, joint venture or otherwise of assets of the Company representing 30% or more of the consolidated assets of the Company, (ii) issuance of securities representing 15% or more of any equity securities of the Company, (iii) tender offer, exchange offer or other transaction that would result in any person beneficially owning 15% or more of any equity securities of the Company, (iv)

merger, dissolution or similar transaction involving the Company representing 30% or more of the consolidated assets of the Company, or (v) combination of the foregoing. As discussed herein, the Company sought and received approval from the Bankruptcy Court to pursue a sale of some, all, or substantially all of its assets, which resulted in the closing of the transactions contemplated by the LandX Purchase Agreement on October 27, 2023, of which Foxconn received notice and did not object, other than with respect to the cure amount owed to Foxconn in connection with potential assumption and assignment of the CMA. The Company had also agreed that, while the Preferred Stock is outstanding, it would not put in place a poison pill arrangement that applies to Foxconn to the extent of its ownership of shares of Preferred Stock or Class A common stock that it acquired from the Company as of the date such arrangement is adopted by the Company.
●	Voting Agreement and Consent Rights: The terms of the Investment Agreement and Certificate of Designations provide that, until the later of (i) December 31, 2024 and (ii) 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors, Foxconn agreed to vote all of its shares of Class A common stock and Preferred Stock (to the extent then entitled to vote) in favor of each director recommended by the Board and in accordance with any recommendation of the Board on all other proposals that are the subject of stockholder action (other than any action related to any merger or business combination or other change of control transaction or sale of assets). So long as the 25% Ownership Requirement is satisfied, without the consent of the holders of at least a majority of the then-issued and outstanding Preferred Stock (voting as a separate class), the Company agreed not to (i) amend any provision of the Charter or the Company’s amended and restated bylaws in a manner that would adversely affect the Preferred Stock or increase or decrease the number of shares of Preferred Stock, (ii) authorize or create, or increase the number of shares of any parity or senior securities other than securities on parity with the Preferred Stock with an aggregate liquidation preference of not more than $30 million, (iii) increase the size of the Board, or (iv) sell, license or lease or encumber any material portion of the Company’s hub motor technology and production line other than in the ordinary course of business.
●	Participation Rights: If Foxconn were to complete the Subsequent Common Closing, then after such closing and until Foxconn no longer has the right to appoint a director to the Board, other than with respect to certain excluded issuances, Foxconn would have the right to purchase its pro rata portion of equity securities proposed to be sold by the Company; provided, that the Company is not required to sell Foxconn securities if the Company would be required to obtain stockholder approval under any applicable law or regulation.

The Investment Agreement also contains closing conditions. The Investment Agreement provides for termination by mutual agreement of the parties to amend the Investment Agreement to allow such a termination, and cannot otherwise be terminated by either party following the Initial Closing.

Registration Rights Agreement

On November 22, 2022, the Company and Foxconn entered into the Registration Rights Agreement pursuant to which the Company agreed to use reasonable efforts to file and cause to be declared effective a registration statement with the SEC registering the resale of the Class A common stock issued to Foxconn, including any shares of Class A common stock issuable upon conversion of the Preferred Stock under the Investment Agreement, which was to be filed promptly following May 7, 2023. Foxconn also has customary demand and piggyback registration rights with respect to the shares of Class A common stock issued or issuable under the Investment Agreement, and indemnification rights. The Company filed a registration statement on Form S-3 with the SEC on May 11, 2023; however, has not sought to have the filing declared effective by the SEC in light of the Chapter 11 Cases, the Foxconn Litigation, the delisting of the Class A common stock and other factors.

Sales Agreement and ATM Offering

On November 7, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company could offer and sell up to approximately 50.2 million shares of our Class A common stock, from time to time through Jefferies (the “ATM Offering”). During 2022, Jefferies sold approximately 7.8 million shares of Class A common stock, which resulted in net proceeds of $12.4 million. There were no shares sold in the quarter ending September 30, 2023. As a result of our delisting from Nasdaq, we do not anticipate any transactions under the ATM Offering in the future.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Voluntary Chapter 11 Proceedings, Liabilities Subject to Compromise and Other Potential Claims

On June 27, 2023, the Company and its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court. See Note 1 – Description of Organization and Business Operations – Description of Business – Voluntary Chapter 11 Proceedings.

Since filing the Chapter 11 petitions, the Company has operated as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Company received the Bankruptcy Court’s approval of its customary motions filed on June 27, 2023, which authorized the Debtors to conduct their business activities in the ordinary course, including among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors; (iv) continue to honor certain customer obligations; (v) maintain their insurance program; (vi) continue their cash management system; and (vii) establish certain procedures to protect any potential value of the Company’s NOLs.

On August 8, 2023, the Bankruptcy Court approved procedures for the Debtors to conduct a comprehensive marketing and sale process for some, all, or substantially all of their assets in order to maximize the value of those assets. The marketing process culminated in the Debtors entering into the LandX Asset Purchase Agreement on September 29, 2023, providing for the sale of specified assets of the Company related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assume certain specified liabilities of the Company for a total purchase price of $10.2 million in cash. This transaction closed on October 27, 2023. See Note 9 – Subsequent Events.

The Company has been subject to extensive pending and threatened legal proceedings arising in the ordinary course of business and has already incurred, and expects to continue to incur, significant legal expenses in defending against these claims. The Company has sought and may continue to seek to achieve resolution of these matters with respect to the Company as part of the Chapter 11 Cases and has and may in the future enter into further discussions regarding settlement of these matters, and may enter into settlement agreements if it believes it is in the best interest of the Company’s stakeholders. The Company records a liability for loss contingencies in the Condensed Consolidated Financial Statements when a loss is known or considered probable and the amount can be reasonably estimated. Legal fees and costs of litigation, settlement by the Company or adverse decisions with respect to the matters disclosed may result in liability that is not insured or that is in excess of insurance coverage and could significantly exceed our current accrual and ability to pay and be, individually or in the aggregate, material to the Company’s consolidated results of operations, financial condition or cash flows, impair our ability to sell certain assets and diminish or eliminate any assets available for any distribution to creditors and Interest holders in the Chapter 11 Cases.

The filing of the Chapter 11 Cases resulted in an initial automatic stay of legal proceedings against the Company, as further described below. On July 27, 2023, the Bankruptcy Court modified the automatic stay that was in effect at the time of filing the Chapter 11 Cases to allow the Karma Action (defined below) to proceed against the Company in the District Court (defined below) and that matter was settled, as further described below.

With respect to the stockholder derivative suits filed on behalf of the Company against certain of its officers and directors and certain former DiamondPeak directors prior to the Chapter 11 Cases, the derivative claims asserted in those suits became the property of the Debtors’ estate. Accordingly, the Company has appointed an independent committee of directors to evaluate such claims with the assistance and advice of special litigation counsel. That committee will make a recommendation as to the disposition of such claims, including, among other things, whether to pursue or release some or all of those claims against some or all of those officer and directors.

With respect to the Ohio Securities Class Action, the Post-Petition Securities Action and any other similar claims for damages arising from the purchase or sale of the Class A common stock, Section 510(b) the Bankruptcy Code treats such claims as subordinated to all claims or Interests that are senior to the Class A common stock and having the same priority as the Class A common stock. Estimated amounts accrued as of September 30, 2023 by the Company with respect to these securities class action matters do not reflect this impact of the Bankruptcy Code, or the applicable terms of the Proposed Plan discussed below, which remains subject to approval of the Bankruptcy Court and may change.

The Bankruptcy Court established October 10, 2023 as the deadline by which parties are required to file proofs of claim in the Chapter 11 Cases and December 26, 2023 for all governmental entities to file their proofs of claim, which includes any claim asserted by the SEC with respect to the matter described under “SEC Matter” below or that may arise due to our obligations under the Highway Safety Act of 1970 (the “Safety Act”) administered by the National Highway Traffic Safety Administration (“NHTSA”) described under “NHTSA Matters” below.

In addition, the deadline for parties to file proofs of claim arising from the Debtors’ rejection of an executory contract or unexpired lease is the later of (a) the general bar date or the governmental bar date (if a governmental unit is the counterparty to the applicable executory contract or unexpired lease) and (b) 5:00 p.m. (ET) on the date that is 30 days after the service of an order of the Bankruptcy Court authorizing the Debtors’ rejection of the applicable executory contract or unexpired lease.

Any such additional losses or claims may be significant. There is substantial risk of additional litigation and claims against the Company or its indemnified directors and officers, as well as other claims by third parties that may be known or unknown and the Company does not have the resources to adequately defend or dispute such claims due to the Chapter 11 Cases. The Company cannot provide any assurances as to what the Company’s total actual liabilities will be based on such claims.

In accordance with ASC 852, in the accompanying September 30, 2023 Condensed Consolidated Balance Sheet, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. “Liabilities subject to compromise” at September 30, 2023 consisted of the following:

(in thousands)
September 30, 2023
Accounts payable	$2,767
Accrued expenses and other current liabilities	3,085
Accrued vendor claims	13,133
Accrued legal liabilities	20,000
Liabilities subject to compromise	$38,985

“Liabilities subject to compromise” are recorded at the expected or estimated amount of the total allowed claim, however, the ultimate settlement of these liabilities remains subject to analysis and negotiation, approval of the Bankruptcy Court and the other factors discussed above, and they may be settled or resolved for materially different amounts. These amounts are also subject to adjustments if we make changes to our assumptions or estimates related to claims as additional information becomes available to us. Such adjustments may be material, and the Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of “Liabilities subject to compromise” may change materially.

As a result of the Chapter 11 Cases and ceasing production of the Endurance, the Company has received claims from its suppliers and vendors for amounts those parties believe the Company owes. We are conducting an extensive claims reconciliation process to analyze approximately $25.6 million of claims that does not reflect potential material government claims. The Company and its advisors are analyzing the claims for validity and intends to vigorously defend against claims it believes are invalid. We have accounts payable and accrued vendor claims of approximately $15.9 million as of September 30, 2023, which reflect both undisputed and partially disputed amounts we may owe, reported in Liabilities subject to compromise. The remainder is disputed for one or more reasons, including a lack of information provided by the claimant.

The Company had accruals of $20.0 million and $35.9 million, for the periods ending September 30, 2023 and December 31, 2022, respectively, for certain of its outstanding legal proceedings and potential related obligations within Liabilities subject to compromise and Accrued and other current liabilities on its Condensed Consolidated Balance Sheet. Our liabilities for legal proceedings and potential related obligations may include amounts for the securities litigation, government claims and indemnification obligations described in more detail below or other claims that may be asserted against us and may or may not be offset by insurance. The amount accrued as of September 30, 2023 was estimated based on available information and legal advice, the potential resolution of these matters in light of historical negotiations with the parties, and the potential impact of the outcome of one or more claims on related matters, but does not take into account the impact of the applicable provisions of the Bankruptcy Code, the terms of the Proposed Plan, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

A number of additional claims may be filed in the Chapter 11 Cases, including on account of (i) rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and (ii) claims of governmental units, for each of which the deadlines to file proofs of claim have not yet passed as of the date of this report, which may be substantial and may result in a greater amount of allowed Claims than estimated in the Disclosure Statement. Any such additional losses or claims may be significant; however, the Company cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

Insurance Matters

The Company was notified by its primary insurer under its post-merger directors and officers insurance policy that the insurer is taking the position that no coverage is available for the Ohio Securities Class Action, various shareholder derivative actions, the consolidated stockholder class action, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York described below, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The insurer has identified other potential coverage issues as well. Excess coverage attaches only after the underlying insurance has been exhausted, and generally applies in conformance with the terms of the underlying insurance. The Company is analyzing the insurer’s position and intends to pursue any available coverage under this policy and other insurance. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which could be significant. The insurers in our Side A D&O insurance program, providing coverage for individual directors and officers in derivative actions and certain other situations, have issued a reservation of rights letter which, while not denying coverage, has cast doubt on the availability of coverage for at least some individuals and/or claims.

Changes in our operations in connection with the Chapter 11 Cases has reduced our need to maintain insurance coverage at previous levels or to carry certain insurance policies. Insurance we presently have, including product liability coverage, may expire and we may not be able to obtain replacement policies or such policies may only be available at a substantially higher cost. If we reduce or no longer maintain insurance coverage, we may be subject to increased or additional potential losses and liabilities.

Karma Litigation

On October 30, 2020, the Company, together with certain of its current and former executive officers, including Mr. Burns, Mr. LaFleur, Mr. Post and Mr. Schmidt, and certain of our other current and former employees, were named as defendants in a lawsuit (the “Karma Action”) filed by Karma Automotive LLC (“Karma”) in the United States District Court for the Central District of California (“District Court”). On November 6, 2020, the District Court denied Karma’s request for a temporary restraining order. On April 16, 2021, Karma filed an Amended Complaint that added additional defendants (two Company employees and two Company contractors that were previously employed by Karma) and a number of additional claims alleging generally that the Company unlawfully poached key Karma employees and misappropriated Karma’s trade secrets and other confidential information. The Amended Complaint contained a total of 28 counts, including: (i) alleged violations under federal law of the Computer Fraud and Abuse Act and the Defend Trade Secrets Act; (ii) alleged violations of California law for misappropriation of trade secrets and unfair competition; (iii) common law claims for breach of contract and tortious interference with contract; (iv) common law claims for breach of contract, including confidentiality agreements, employment agreements and the non-binding letter of intent; and (v) alleged common law claims for breach of duties of loyalty and fiduciary duties. The Amended Complaint also asserted claims for conspiracy, fraud, interstate racketeering activity, and violations of certain provisions of the California Penal Code relating to unauthorized computer access. Karma sought permanent injunctive relief and monetary damages in excess of $900 million based on a variety of claims and theories asserting very substantial losses by Karma and/or improper benefit to the Company that significantly exceed the Company’s accrual with respect to the matter and ability to pay. The Company opposed Karma’s damages claims on factual and legal grounds, including lack of causality and vigorously challenged Karma’s asserted damages.

The District Court initially stayed the Karma Action in light of the automatic stay imposed by the commencement of the Chapter 11 Cases. However, the Bankruptcy Court granted Karma relief from the automatic stay on July 31, 2023 to allow the multi-week trial in the Karma Action to proceed, which trial was scheduled for trial in California beginning on September 12, 2023. On August 14, 2023, the Company and Karma entered into a Settlement Agreement and Release memorializing an agreement to consensually resolve the claims asserted in the Karma Action (the “Settlement Agreement”).

The Settlement Agreement terms include: (i) a $40 million settlement payment by the Company to Karma (the “Karma Settlement Payment”), of which $5 million is allocated to a royalty with respect to the license described in (ii) of this paragraph, (ii) a worldwide, non-exclusive, transferable, royalty-free (except for the full Karma Settlement Payment including the License Payment or Royalty therein (as defined in the Settlement Agreement)), fully paid-up, sublicensable, perpetual and irrevocable license granted by Karma to the Company and any of the Company’s assignees, which license will permit the Company or its assigns to use the intellectual property and technology, including patents, copyrights, software rights, know-how, design rights, database rights, and trade secrets, which Karma alleged in the Karma Action that the Company has misappropriated, (iii) mutual releases, and (iv) dismissal of the Karma Action, with prejudice as to all defendants after the final approval order by the Bankruptcy Court is no longer subject to any appeal. On August 28, 2023, the Bankruptcy Court issued an order approving the Settlement Agreement and the Debtors made the Karma Settlement Payment.

Ohio Securities Class Action

Six related putative securities class action lawsuits were filed against the Company and certain of its current and former officers and directors and former DiamondPeak directors between March 18, 2021 and May 14, 2021 in the U.S. District Court for the Northern District of Ohio (Rico v. Lordstown Motors Corp., et al. (Case No. 21-cv-616); Palumbo v. Lordstown Motors Corp., et al. (Case No. 21-cv-633); Zuod v. Lordstown Motors Corp., et al. (Case No. 21-cv-720); Brury v. Lordstown Motors Corp., et al. (Case No. 21-cv-760); Romano v. Lordstown Motors Corp., et al., (Case No. 21-cv-994); and FNY Managed Accounts LLC v. Lordstown Motors Corp., et al. (Case No. 21-cv-1021)). The matters have been consolidated and the Court appointed George Troicky as lead plaintiff and Labaton Sucharow LLP as lead plaintiff’s counsel (the “Ohio Securities Class Action”). On September 10, 2021, lead plaintiff and several additional named plaintiffs filed their consolidated amended complaint, asserting violations of federal securities laws under Section 10(b), Section 14(a), Section 20(a), and Section 20A of the Exchange Act and Rule 10b-5 thereunder against the Company and certain of its current and former officers and directors. The complaint generally alleges that the Company and individual defendants made materially false and misleading statements relating to vehicle pre-orders and production timeline. Defendants filed a motion to dismiss, which is fully briefed as of March 3, 2022. The Company filed a suggestion of bankruptcy on June 28, 2023, and filed an amended suggestion of bankruptcy on July 11, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay; however the ultimate scope and effect of the stay remains subject to further proceedings before the Bankruptcy Court. On August 28, 2023, the court denied the pending motion to dismiss, without prejudice, given the notice of the automatic stay, subject to potential re-filing by the Defendants following the lifting of the stay.

The Proposed Plan provides for the treatment of Claims filed against the Debtors in the Ohio Securities Class Action, with holders of allowed Claims (if any) in the applicable class (if any) receiving Class A common stock in an amount calculated pursuant to the formula set forth in the Proposed Plan, after accounting for any recoveries from applicable insurers or other third parties and subject to the post-effective date Debtors’ election to cash out such Class A common stock Interests. Alternatively, the Proposed Plan provides for an elective class that permits the Ohio Lead Plaintiff to elect to receive a $1.0 million settlement on behalf of a putative class of claimants in lieu of the treatment set forth in the preceding sentence. If the Ohio Lead Plaintiff elects to accept such treatment, a putative class will be sought to be certified solely for purposes of receiving distributions under the Proposed Plan and to the extent that such class is certified members of such class who do not opt-out will receive their pro rata share of the settlement amount, subject to the terms of the Proposed Plan. There is no guarantee that the proposed settlement will be accepted or that a settlement class would be certified even if the proposed settlement were accepted. To the extent that we do not reach a mutually agreeable resolution of the Ohio Securities Class Action, including through the terms of the Proposed Plan, we intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

Derivative Litigation

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

The parties filed a joint status report as required because the motion to dismiss in the consolidated securities class action was not resolved as of September 3, 2022. The parties filed additional court-ordered joint status reports on October 28, 2022, January 6, 2023 and April 3, 2023. On April 4, 2023, the Court ordered the parties to submit a letter brief addressing whether the Court should lift the stay. On April 14, 2023, the parties submitted a joint letter requesting that the Court not lift the stay. On April 17, 2023, the court lifted the stay and ordered the parties to meet and confer by May 8, 2023 and submit a proposed case-management plan. On May 9, 2023, the court reinstated the stay and ordered the parties to advise the court of any developments in the consolidated securities class action or material changes to Lordstown’s condition. The Company filed a suggestion of bankruptcy on June 27, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay; however the ultimate scope and effect of the stay remains subject to further proceedings before the Bankruptcy Court. The court entered an order acknowledging the effect of the automatic stay on June 28, 2023. An independent committee of directors is evaluating the derivative claims with the assistance and advice of special litigation counsel and will make a recommendation as to the disposition of such claims. The proceedings are subject to uncertainties inherent in the litigation process.

Another related stockholder derivative lawsuit was filed in U.S. District Court for the Northern District of Ohio on June 30, 2021 (Thai v. Burns, et al. (Case No. 21-cv-1267)), asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, based on similar facts as the consolidated derivative action in the District Court of Delaware. On October 21, 2021, the court in the Northern District of Ohio derivative action entered a stipulated stay of the action and scheduling order relating to defendants’ anticipated motion to dismiss and/or subsequent motion to stay that is similarly conditioned on the resolution of the motion to dismiss in the consolidated securities class action. The Company filed a suggestion of bankruptcy on June 28, 2023, and filed an amended suggestion of bankruptcy on July 19, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay; however, the ultimate scope and effect of the stay remains subject to further proceedings before the Bankruptcy Court. An independent committee of directors is evaluating the derivative claims with the assistance and advice of special litigation counsel and will make a recommendation as to the disposition of such claims. The proceedings are subject to uncertainties inherent in the litigation process.

Another related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on December 2, 2021 (Cormier v. Burns, et al. (C.A. No. 2021-1049)), asserting breach of fiduciary duties, insider selling, and unjust enrichment, based on similar facts as the federal derivative actions. An additional related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on February 18, 2022 (Jackson v. Burns, et al. (C.A. No. 2022-0164)), also asserting breach of fiduciary duties, unjust enrichment, and insider selling, based on similar facts as the federal derivative actions. On April 19, 2022, the parties in Cormier and Jackson filed a stipulation and proposed order consolidating the two actions, staying the litigation until the resolution of the motion to dismiss in the consolidated securities class action and appointing Schubert Jonckheer & Kolbe LLP and Lifshitz Law PLLC as Co-Lead Counsel. On May 10, 2022, the court granted the parties’ proposed stipulation and order to consolidate the actions, and to stay the consolidated action pending the resolution of the motion to dismiss in the consolidated securities class action. While the action remains stayed, on June 24, 2022, the plaintiffs filed a consolidated complaint asserting similar claims, and substituting a new plaintiff (Ed Lomont) for Cormier, who no longer appears to be a named plaintiff in the consolidated action. On June 27, 2023, the Company filed a suggestion of bankruptcy, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay; however the ultimate scope and effect of the stay remains subject to further proceedings before the Bankruptcy Court. An independent committee of directors is evaluating the derivative claims with the assistance and advice of special litigation counsel and will make a recommendation as to the disposition of such claims. The proceedings are subject to uncertainties inherent in the litigation process.

DiamondPeak Delaware Class Action Litigation

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

On June 9, 2023, the court granted in part and denied in part the plaintiffs’ motion to compel regarding the appropriate scope of the Company’s response to the subpoena. On July 5, 2023, in the Chapter 11 Cases, the Company filed (i) an adversary complaint seeking injunctive relief to extend the automatic stay to the plaintiffs in the Delaware Class Action Litigation, initiating the adversary proceeding captioned Lordstown Motors Corp. v. Amin, Adv. Proc. No. 23-50428 (Bankr. D. Del.) and (ii) a motion and brief in support thereof, seeking a preliminary injunction extending the automatic stay to the Delaware Class Action Litigation.  On August 3, 2023, the Bankruptcy Court denied the Company’s preliminary injunction motion.  On July 21, 2023, plaintiffs filed a motion for class certification in the Delaware Class Action Litigation. The parties have advised the Company that they have reached an agreement in principle to resolve this matter, subject to negotiation of final documentation, and the former DiamondPeak directors are expected to seek indemnification from the Company with respect to a portion of the settlement amount. The proceedings remain subject to uncertainties inherent in the litigation process.

SEC Matter

The Company has also received two subpoenas from the SEC for the production of documents and information, including relating to the merger between DiamondPeak and Legacy Lordstown and pre-orders of vehicles, and the Company has been informed by the U.S. Attorney’s Office for the Southern District of New York that it is investigating these matters. The Company has cooperated, and will continue to cooperate, with these and any other regulatory or governmental investigations and inquiries. The SEC may make a governmental claim by the December 26, 2023 deadline established in the Chapter 11 Cases, which claim amount may be material.

Indemnification Obligations

The Company has potential indemnification obligations with respect to the current and former directors named in the above-referenced actions, which obligations may be significant and may not be covered by the Company’s applicable directors and officers insurance.

Foxconn Litigation

On June 27, 2023, the Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for breaches of the Investment Agreement and other agreements and fraudulent and tortious actions that the

Company believes were committed by Foxconn, which have caused substantial harm to our operations and prospects and significant damages. On September 29, 2023, Foxconn filed a motion to dismiss all counts of the Foxconn Litigation and brief in support of the same (the “Foxconn Adversary Motion to Dismiss”), asserting that all of the Company’s claims are subject to binding arbitration provisions and that the Company has failed to state a claim for relief. The Debtors’ believe that the Foxconn Adversary Motion to Dismiss is without merit and, on November 6, 2023, the Company filed an opposition to Foxconn’s Adversary Motion to Dismiss. The Company intends to continue to vigorously oppose that motion and pursue its claims against Foxconn.

Foxconn’s deadline to file a reply in support of the Foxconn Adversary Motion to Dismiss is November 30, 2023.

On July 20, 2023, Hon Hai Precision Industry Co., Ltd. (a/k/a Hon Hai Technology Group), Foxconn EV Technology, Inc., and Foxconn EV System LLC filed a motion to dismiss the Chapter 11 Cases or to convert the cases under Chapter 7 of the Bankruptcy Code. The movants alleged that the Debtors filed the Chapter 11 Cases in bad faith, that the Debtors do not have a reasonable likelihood of rehabilitation, and that dismissal or conversion would benefit the Debtors’ creditors. The motion was denied by the Bankruptcy Court on August 29, 2023.

The Post-Petition Securities Action

On July 26, 2023, a putative class action lawsuit was filed against Edward Hightower and Adam Kroll (“Defendants”), as the Company’s officers, in the U.S. District Court for the Northern District of Ohio by Bandol Lim (“Plaintiff Lim”), individually and on behalf of other stockholders (Case No. 4:23-cv-01454-BYP) asserting violations of Section 10(b), Section 20(a) of the Exchange Act and Rule 10b-5 thereunder relating to the Company’s disclosure regarding its relationship with Foxconn and the Foxconn Transactions (the “Post-Petition Securities Action”). Defendants dispute the allegations and intend to vigorously defend against the suit. None of the Debtors is named as a Defendant in the Post-Petition Securities Action. Plaintiff Lim and RIDE Investor Group have each filed motions for appointment as lead plaintiff in the Post-Petition Securities Action and those motions remain pending as of the date of this filing. Separately, each of the members of the RIDE Investor Group filed proofs of claim (the “RIDE Proofs of Claims”) against the Company, purportedly on behalf of themselves and the putative class in the Post-Petition Securities Action, in an unliquidated amount. The RIDE Investor Group has not sought authority from the Bankruptcy Court to file its purported class proofs of claim. The Debtors dispute, and intend to object to, each of the RIDE Proofs of Claim. The Debtors further dispute that the members of the Ride Investment Group have authority to file proofs of claim on behalf of the putative class in the Post-Petition Securities Action. Messrs. Hightower and Kroll contend that they are both insureds under the directors’ and officers’ insurance policies of the Debtors that are currently in effect and have been granted relief from the automatic stay with respect to the Company to seek advancement and payment of expenses relating to the Post-Petition Securities Action under such policies. The Proposed Plan provides for the treatment of Claims filed against the Debtors on the same or similar basis as those set forth in the Post-Petition Securities Action to limit recoveries (if any) from the Debtors on account of such Claims to available insurance. The Debtors dispute the merits of any such claims.

NHTSA Matters

The Company’s obligations under the Safety Act administered by NHTSA for the vehicles it has manufactured and sold continue in force during the pendency of and following the Chapter 11 Cases. During the Chapter 11 Cases, the Company’s obligations are treated as a claim of the United States government against the Company. If and when the Company completes its Chapter 11 Cases, NHTSA may argue that all applicable Safety Act obligations continue to apply and the post-effective date Company would also be responsible for fulfilling any pre-existing Safety Act related responsibilities (e.g., remedying vehicles already under a safety recall). We are seeking to repurchase all vehicles that remain in the possession of our customers (other than LAS Capital or its affiliates); however, such efforts to repurchase are subject to approval by the Bankruptcy Court, the final terms of the Proposed Plan and influence of various stakeholders in the Chapter 11 Cases and the willingness of customers to accept the price that we offer for the vehicle. Accordingly, we cannot predict the extent of the liability that may arise from the Safety Act obligations for vehicles the Company has already manufactured and sold, or any claims that may be asserted by NHTSA.

Jefferies Engagement Letter

As part of the Chapter 11 Cases, the Company engaged Jefferies to act as its investment banker, and such engagement was authorized by the Bankruptcy Court on July 25, 2023. The engagement letter with Jefferies, dated June 26, 2023 (the “Engagement Letter”), provides for certain payment, reimbursement, contribution, and indemnification obligations, including the payment by the Company of (i) a monthly fee equal to $0.2 million per month until the Engagement Letter is terminated (the “Monthly Fee”), (ii) a fee equal to $3.0 million (a “Transaction Fee”) upon the occurrence of a “Transaction” (as defined in the Engagement Letter), and (iii) reasonable out-of-pocket fees and expenses. All Monthly Fees actually paid to and retained by Jefferies will be credited once, without duplication, against any Transaction Fee that becomes payable to Jefferies.  Either party may terminate the Engagement Letter upon five days’ notice, but if a Transaction occurs within twelve months after termination, Jefferies remains entitled to the applicable fee. Upon consummation of the transactions under the LandX Asset Purchase Agreement, Jefferies became entitled to a Transaction Fee of $2.0 million after crediting the Monthly Fees paid to Jefferies since entering into the Engagement Letter and, subject to payment of the $2.0 million Transaction Fee, no further amounts will be payable to Jefferies under the Engagement Letter. See Note 9 – Subsequent Events.

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

Pursuant to the Investment Agreement described in Note 6 – Capital Stock and Loss Per Share, Foxconn’s beneficial ownership of Class A common stock exceeded 5% in November 2022 causing Foxconn to become a related party. The Company has entered into the Foxconn Transactions with Foxconn described under Note 1 – Description of Organization and Business Operations – Description of Business – Foxconn Transactions. See Note 7 – Commitments and Contingencies for additional information regarding the status of the Foxconn Transactions.

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

In November 2020, we prepaid a royalty payment of $4.75 million to Workhorse Group, representing an advance on royalties pursuant to a license agreement between Legacy Lordstown and Workhorse Group. Given that Workhorse Group technology is not being used in the Endurance and our strategic direction, inclusive of the transactions contemplated with Foxconn, we deemed it appropriate to terminate the license agreement during 2022. As such, we recorded a charge of $4.75 million during the year ended December 31, 2022 to write-off prepaid royalty.

NOTE 9 — SUBSEQUENT EVENTS

LandX Asset Purchase Agreement Closing

The closing of the transactions contemplated by the LandX Asset Purchase Agreement occurred on October 27, 2023, at which time the Purchaser acquired specified assets of the Debtors related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assumed certain specified liabilities of the Debtors for a total purchase price of approximately $10.2 million in cash. Upon consummation of the transactions under the LandX Asset Purchase Agreement, Jefferies became entitled to a Transaction Fee of $2.0 million after crediting the Monthly Fees paid to Jefferies since entering into the Engagement Letter and, subject to payment of the $2.0 million Transaction Fee, no further amounts will be payable to Jefferies under the Engagement Letter.

Proposed Plan/Bankruptcy Court Approval of Disclosure Statement

On October 30, 2023, the Debtors filed the Proposed Plan and accompanying Disclosure Statement with the Bankruptcy Court. The Disclosure Statement describes, among other things, the terms of the Proposed Plan; the events leading up to the Chapter 11 Cases; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Proposed Plan from certain of the Debtors’ creditors and Interest holders; and certain other aspects of the Proposed Plan. See Note 1 – Description of Organization and Business Operations – Description of Business – Voluntary Chapter 11 Petition. After a hearing on October 31, 2023, on November 1, 2023, the Bankruptcy Court entered an order approving the Disclosure Statement and the procedures in connection with the solicitation of votes on the Proposed Plan. The Debtors are authorized to solicit votes to accept or reject the Proposed Plan and promptly began soliciting votes on the Proposed Plan pursuant to the Solicitation Procedures approved by the Bankruptcy Court. The Bankruptcy Court’s approval of the Disclosure Statement does not constitute the Bankruptcy Court’s approval or confirmation of the Proposed Plan. The Proposed Plan remains subject to material change and approval by the Bankruptcy Court as set forth in more detail herein and therein. A hearing in the Bankruptcy Court for the confirmation of the Proposed Plan is scheduled for December 19, 2023, which may be rescheduled.

The description of the Proposed Plan and Disclosure Statement contained in this report is qualified in its entirety by reference to the full text of the solicitation versions of the Proposed Plan and Disclosure Statement, copies of which are filed with this Quarterly Report on Form 10-Q as Exhibit 10.2 and are incorporated herein by reference.

Information contained in the Proposed Plan and the Disclosure Statement is subject to change substantially, whether as a result of amendments, supplements, or other modifications to the Proposed Plan, third-party actions, including governmental claims, or otherwise. The Proposed Plan is not binding on any party, including the Debtors, unless and until it is approved by the stakeholders entitled to vote and confirmed by the Bankruptcy Court and consummated. Information in the Disclosure Statement is subject to change and may be further supplemented. Neither the Debtors’ filing of the Proposed Plan and Disclosure Statement, nor this report, is a solicitation of votes to accept or reject the Proposed Plan. Votes on the Proposed Plan will be solicited in accordance with the solicitation and voting procedures that were filed and approved by the Bankruptcy Court and applicable law.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Cautionary Note Regarding Forward-Looking Statements” and Part I – Item 1A. Risk Factors in our Form 10-K, Forms 10-Q and under Part II – Item 1A. Risk Factors below for a discussion of these risks and uncertainties, including without limitation, with respect to the Chapter 11 Cases, our ability to confirm and consummate the Proposed Plan and our liquidity, capital resources and financial condition.

The Company’s strategy was designed to accelerate the launch of new commercial EVs. This included working on its own vehicle programs as well as partnering with third parties, and included its intended development program with Foxconn and its affiliates, as the Company sought to leverage its vehicle development experience, its proprietary and open-source and other non-proprietary technologies, its existing Endurance vehicle platform, and potential new vehicle platforms to drive commonality and scale, and more efficiently develop and launch EVs, to enhance capital efficiency and achieve profitability.

On June 27, 2023, the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court approved certain motions filed by the Debtors under which they were authorized to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors; (iv) continue to honor certain customer obligations; (v) maintain their insurance program; (vi) continue their cash management system and (v) establish certain procedures to protect any potential value of the Company’s NOLs.

As part of the Chapter 11 Cases, on August 8, 2023, the Bankruptcy Court approved procedures for the Debtors to conduct a comprehensive marketing and sale process for all, substantially all or some of their assets in order to maximize the value of those assets. On September 29, 2023, the Debtors entered into the LandX Asset Purchase Agreement, pursuant to which, the Purchaser agreed to acquire specified assets of the Company related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assume certain specified liabilities of the Company for a total purchase price of $10.2 million in cash. The Bankruptcy Court approved the sale and the closing occurred on October 27, 2023. Upon consummation of the transactions under the LandX Asset Purchase Agreement, Jefferies became entitled to a Transaction Fee of $2.0 million after crediting the Monthly Fees paid to Jefferies since entering into the Engagement Letter and, subject to payment of the $2.0 million Transaction Fee, no further amounts will be payable to Jefferies under the Engagement Letter. See Note 9 – Subsequent Events – LandX Asset Purchase Agreement Closing.

As a result of closing the transactions contemplated by the LandX Asset Purchase Agreement, the Company has no remaining revenue-producing operations, and its primary operations consist of expenses associated with completing the Chapter 11 Cases. The Debtors have a limited amount of assets remaining (other than cash on hand, the claims asserted in the Foxconn Litigation and other potential claims that the Company may have against other parties, and tax attributes) following the closing under the LandX Asset Purchase Agreement. The sale of any remaining assets (whether in whole or in part) may not be consummated and would not result in any meaningful proceeds. No assurance can be made regarding the sufficiency of the Debtor’s assets to complete the Chapter 11 Cases, provide estimated recoveries to claimants and fund anticipated post-emergence activities. Further, the assets included in this report are historical and are being reported prior to, and without regard to, the sale of assets to LandX and therefore, do not reflect the value ascribed by such sale. The assets in any filing we make with the Bankruptcy Court may not reflect the fair values thereof during the pendency of or following the Chapter 11 Cases or the value of our remaining assets in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result.

The Company has also been seeking to use the Chapter 11 Cases to fully, finally and efficiently resolve its contingent and other liabilities and is pursuing the Foxconn Litigation before the Bankruptcy Court. However, the Company provides no assurance as to the timing or outcome of the resolution of these matters by the Bankruptcy Court or any other court in which these matters may be adjudicated, including as a result of the proceedings that will occur outside of the Bankruptcy Court prior to a final disposition by the Bankruptcy Court. The Bankruptcy Court established October 10, 2023, as the deadline by which parties were required to file proofs of claim in the Chapter 11 Cases and December 26, 2023 for all governmental entities to file their proofs of claim. In addition, additional claims may be filed for executory contracts and unexpired leases rejected pursuant to the Proposed Plan. We are conducting an extensive claims reconciliation process to analyze approximately $25.6 million in claims asserted against the Company from its suppliers and vendors for amounts those parties believe the Company owes. We have accounts payable and accrued vendor claims of approximately $15.9 million as of September 30, 2023, that reflect both undisputed and partially disputed amounts we may owe, reported in Liabilities subject to compromise. The remainder are disputed for one or more reasons, including a lack of information provided by the claimant. However, the Company cannot provide any assurances regarding what the Company’s total actual liabilities based on such claims will be. A number of additional claims may be filed in the Chapter 11 Cases, including those for which the deadlines to file proofs of claim have not yet passed as of the date of this report. Such additional claims may be substantial and may result in a greater amount of allowed Claims than estimated in the Disclosure Statement. See Note 1 – Description of Organization and Business Operations – Description of Business – Voluntary Chapter 11 Petition. In addition, we remain subject to additional liabilities and the uncertainties related thereto for the legal matters discussed in Note 7 – Commitments and Contingencies.

On September 1, 2023, the Debtors filed a Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors and a related proposed disclosure statement. On October 24, 2023, the Debtors filed the First Amended Plan and the First Amended Disclosure Statement with the Bankruptcy Court. On October 29, 2023, the Debtors made certain modifications to the First Amended Plan and First Amended Disclosure statement based on negotiations with parties and filed with the Bankruptcy Court the Proposed Plan and the Disclosure Statement. On October 30, 2023, the Debtors further revised the Proposed Plan and Disclosure Statement.

The Proposed Plan and Disclosure Statement describe, among other things, the terms of the Proposed Plan; the events leading to the Chapter 11 Cases; the treatment of claims and Interests under the Proposed Plan; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Proposed Plan from certain of the Debtors’ creditors and Interest holders; and certain other aspects of the Proposed Plan. The Proposed Plan and Disclosure Statement also provide that the Company will emerge from bankruptcy proceedings to provide for the preservation and continuation of the Foxconn Litigation and other causes of action of the Debtors, the resolution of claims against the Debtors, the preservation of the Debtors’ NOLs, distributions to holders of allowed Claims and allowed Interests, the future generation of litigation proceeds, and the preservation of the Debtors’ ability to conduct business and enter into one or more transactions after the bankruptcy proceedings to maximize value, including transactions that could permit the post-bankruptcy Debtors to make use of substantial tax attributes. At this time, however, the Debtors do not know what the post-effective date operations will include and no assurances can be provided that the Proposed Plan would generate any value for the Company’s post-effective date equity holders.

The Proposed Plan provides for the appointment of the New Board as of the effective date of the Proposed Plan. The New Board will be identified by the Equity Committee with the consent of the Debtors (such consent not to be unreasonably withheld). The New Board will, among other things, oversee and direct the administration of the post-effective date Debtors’ operations in accordance with the Proposed Plan. On the effective date, or as soon as is reasonably practicable thereafter, the New Board will establish such procedures and protocols as it deems necessary to carry out its duties and appoint officers of the Debtors. The officers of the post-effective date Debtors will have the rights and responsibilities set forth in the new organizational documents of the Post-Effective Date Debtors, which may include the NOL Trading Restrictions to facilitate the preservation of the Company’s NOLs.

The Bankruptcy Court entered the order approving the Disclosure Statement and solicitation procedures on November 1, 2023, and a hearing to approve the Proposed Plan is scheduled for December 19, 2023.

The foregoing description of the Proposed Plan and the Disclosure Statement is qualified in its entirety by reference to the full text of the solicitation versions of the Proposed Plan and Disclosure Statement, copies of which are filed with this Quarterly Report on Form 10-Q as Exhibit 10.2 and are incorporated herein by reference.

In light of the substantial uncertainty regarding the impact of the Chapter 11 Cases, the Company’s results for the quarter ended September 30, 2023 only reflect the accounting impact caused by the Chapter 11 Cases recorded as of such date and is not representative of the Company’s operations going forward. See Part I – Item 1A. Risk Factors of our Form 10-K and Part II – Item 1A. Risk Factors below for further discussion of the risks associated with the Chapter 11 Cases, our ability to confirm and consummate the Proposed Plan, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations for the three months ended September 30, 2023 (1) and 2022

	(in thousands)
	Three months ended	Three months ended
	September 30, 2023	September 30, 2022
Net sales	$—	$—
Cost of sales:	—	—
Operating expenses:
Selling, general and administrative expenses	(2,600)	60,145
Research and development expenses	5,716	19,839
Reorganization items	13,641	—
Impairment of property plant & equipment and intangibles	738	74,865
Total operating expenses	$17,495	$154,849
Loss from operations	(17,495)	(154,849)
Other income (expense)
(Loss) gain on sale of assets	(175)	—
Other income	(240)	(643)
Investment and interest income	1,404	1,062
Loss before income taxes	$(16,506)	$(154,430)
Income tax expense	—	—
Net loss	$(16,506)	$(154,430)

1	Certain of our assets were sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023, the effect of which is not reflected in these financial statements. See Note 4 — Property, Plant, and Equipment and Assets Held For Sale for additional details regarding our impairment.

Revenue and Cost of Sales

The Company completed homologation and testing and received required certifications enabling sales to begin in the fourth quarter of 2022. As a result of filing for bankruptcy protection, there were no sales during the three months ended September 30, 2023.

Selling, General and Administrative Expense

The credit to selling, general and administration expenses (“SG&A”) of $2.6 million for the three months ended September 30, 2023 reflects the reduction of $10.0 million in legal settlement accruals, partially offset by $6.3 million in personnel and professional fees, and $2.2 million in insurance premium amortization. SG&A expenses were $60.1 million during the three months ended September 30, 2022. Compared to the third quarter of 2022, SG&A was $62.7 million lower primarily due to decreased legal settlement accruals of $43.4 million, and insurance amortization of $1.2 million. As a result of the Chapter 11 Cases, the costs associated with certain legal matters that were previously reported in SG&A are being classified in reorganization costs for the three months ended September 30, 2023. Additionally, as discussed in Note 2 — Summary of Significant Accounting Policies, for the three months ended September 30, 2022 the Company recognized a charge to reflect NRV in SG&A prior to Endurance start of production of $16.2 million. Since the Company ceased production of the Endurance during the second quarter of 2023, no such NRV charge was recorded for the three months ended September 30, 2023.

Research and Development Expense

Research and development (“R&D”) expenses during the three months ended September 30, 2023, principally represent personnel costs that have been consistently allocated to R&D, and our remaining personnel, most of whom were subject to separation notice periods. R&D expenses for the three months ended September 30, 2023, were $5.7 million during the three months ended September 30, 2023, consisting of $4.7 million in personnel costs, and $0.7 million in prototype and engineering costs, consisting principally of engineering software amortization. R&D expenses during the three months ended September 30, 2022 were $19.8 million. Compared to the third quarter of 2022, R&D was $14.1 million lower, principally due to decreased personnel costs of $5.0 million, outside engineering and consulting services of $5.0 million, and prototype and engineering costs of $2.9 million.

Reorganization Items

Reorganization items represent the expenses directly and incrementally resulting from the Chapter 11 Cases. For the three months ended September 30, 2023, reorganization items consisted of $7.1 million in legal fees, $3.7 million in consulting fees and $2.8 million in potential bankruptcy claims and settlements. The reorganization items include costs incurred by the Company as well as those incurred by the official Unsecured Creditors Committee and official Equity Committee, for which the Company is responsible.

Impairment of property, plant, and equipment and other intangibles

As of September 30, 2023, property, plant, and equipment and other intangibles were reviewed for potential impairment for recoverability. In light of the Chapter 11 Cases, the Company valued its property, plant and equipment and other intangibles based on its estimate of residual and salvage values. For the three months ended September 30, 2023, the Company recognized an impairment charge of $0.7 million to adjust the carrying value of its right of use assets. For the three months ended September 30, 2022, the Company recorded property, plant and equipment impairment of $74.9 million. See Note 4 — Property, Plant, and Equipment and Assets Held For Sale for additional details regarding our impairment.

Gain (Loss) on Sale of Assets

For the three months ended September 30, 2023, the Company recognized a loss of $0.2 million on the sale of manufacturing equipment. There were no such gains or losses for the same period of 2022. See Note 1 — Description of Organization and Business Operations for additional details regarding the Foxconn Transactions.

Results of Operations for the nine months ended September 30, 2023 (1), and 2022

	(in thousands)
	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Net sales	$2,340	$—
Cost of sales	91,550	—
Operating Expenses
Selling, general and administrative expenses	69,775	116,105
Research and development expenses (2)	32,445	92,213
Reorganization items	13,641	—
Impairment of property plant & equipment, prepaids and intangibles	140,219	74,865
Total operating expenses	$256,080	$283,183
Loss from operations	(345,290)	(283,183)
(Loss) gain on sale of assets	(2,784)	101,736
Other (expense) income	(83)	(144)
Interest income	5,440	1,187
Loss before income taxes	$(342,717)	$(180,404)
Income tax expense	—	—
Net loss	$(342,717)	$(180,404)

1	Certain of our assets were sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023, the effect of which is not reflected in these financial statements. See Note 4 — Property, Plant, and Equipment and Assets Held For Sale for additional details regarding our impairment.
2	Research and development expenses for the nine months ended September 30, 2022 are net of $18.4 million in operating expense reimbursements and $1.8 million in other adjustments in connection with the APA (see Note 1 — Description of Organization and Business Operations).

Revenue and Cost of Sales

The Company completed homologation and testing and received required certifications enabling sales to begin in the fourth quarter of 2022. Production of the Endurance ended in June 2023. A total of 35 vehicles were sold in the first nine months of 2023.

Cost of sales totaled $91.6 million for the first nine months of 2023, consisting of $7.6 million in costs associated with producing the Endurance, including direct materials net of an adjustment to inventory to reflect its NRV, product warranty accruals and other costs related to selling and delivering the vehicles. The Company recorded $54.3 million in manufacturing depreciation, a $25.8 million charge to reduce the carrying value of inventory to NRV, and a $4.1 million reserve for potential claims from suppliers regarding costs incurred or otherwise that may be owed during the nine months ended September 30, 2023. See Note 2 — Summary of Significant Accounting Policies and Note 4 — Property, Plant and Equipment and Assets Held for Sale regarding depreciation and inventory charges.

Selling, General and Administrative Expense

Selling, general and administration expenses (“SG&A”) of $69.8 million during the nine months ended September 30, 2023 consisted primarily of $37.8 million in non-reorganization related legal fees and expenses, including in net litigation settlement accruals of $30.3 million, $21.9 million in personnel and professional fees, and $5.2 million in insurance premium amortization. SG&A expense during the nine months ended September 30, 202, was $116.1 million. Compared to the first nine months of 2022, SG&A was $46.3 million lower, due primarily to $25.6 charges to reflect NRV being recorded in SG&A in the first nine months of 2022, prior to Endurance start of production, and decreases in personnel and professional fees of $10.4 million, and insurance premium amortization of $4.4 million. The overall decrease in year-over-year SG&A was partially offset by a decrease in litigation settlement accruals of $1.7 million. In addition, as a result of the Chapter 11 Cases, the costs associated with certain legal matters that were previously reported in SG&A are being classified in reorganization costs beginning in the third quarter of 2023.

Research and Development Expense

Research and development (“R&D”) expenses consisted of the costs associated with the ongoing development and engineering work related to the Endurance and future programs. For the nine months ended September 30, 2023, the Company’s R&D costs were $32.4 million, including $23.4 million in personnel costs, $3.4 million in outside engineering and consulting services, and $4.5 million in prototype components and other engineering costs. The Company’s R&D costs for the nine months ended September 30, 2022, were $92.2 million, which was reduced by $18.2 million related to a reimbursement of costs associated with operating the Lordstown facility for periods back to September 1, 2021, and $1.8 million of adjustments related to the Foxconn APA. Compared to the nine months ended September 2022, R&D was $59.8 million lower, due to $8.4 million lower personnel costs, $17.6 million lower outside engineering and consulting services, and $27.5 million lower prototype components and other engineering costs.

Reorganization Items

Reorganization items represent the expenses directly and incrementally resulting from the Chapter 11 cases. For the three months ended September 30, 2023, reorganization items consisted of $7.1 million in legal fees, $3.7 million in consulting fees and $2.8 million in potential bankruptcy claims and settlements.

Impairment of property, plant, and equipment and other intangibles

As of September 30, 2023, property, plant and equipment and other intangibles were reviewed for potential impairment for recoverability. In prior periods, fair value of the Company’s property, plant, and equipment was derived from the Company’s enterprise value at the time of impairment as the Company believed it represented the most appropriate fair value of the asset group in accordance with accounting guidance. In light of the Chapter 11 Cases, the Company valued its property, plant and equipment based on its estimate of residual and salvage values, resulting in an impairment charge of $134.2 million, for the nine months ended September 30, 2023, compared to an impairment charge of $74.9 million for the same period of 2022. See Note 4 — Property, Plant and Equipment and Assets Held For Sale for additional details regarding our impairment. Additionally, during the nine months ended September 30, 2023, the Company recognized an impairment of $6.0 million related to other intangible assets. No such impairment charges related to other intangible assets were incurred for the same period of 2022.

Gain (Loss) on Sale of Assets

For the nine months ended September 30, 2023, the Company recognized a loss of $2.8 million on the sale of manufacturing equipment, compared to a $101.7 million gain which was primarily attributable to the sale of the Lordstown facility to Foxconn for the same period of 2022. See Note 1 — Description of Organization and Business Operations for additional details regarding the Foxconn Transactions.

Liquidity and Capital Resources

As a result of the Company’s recurring losses from operations, accumulated deficit, cessation of production of the Endurance, lack of any sources of revenue, as well as the risks and uncertainties related to (i) the Company’s ability to successfully complete the Chapter 11 Cases, including our ability to realize further value from our assets, to successfully resolve litigation and other claims that may be filed against us, and to develop, negotiate, confirm and consummate the Proposed Plan, after which our ongoing operations are expected to be limited, (ii) the effects of disruption from the Chapter 11 Cases, including the loss of a significant number of personnel, (iii) the costs of the Chapter 11 Cases and (iv) the costs of defending the Company in substantial litigation and claims, along with the risk of future litigation or claims that we have and may continue to experience, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

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

The Company had cash, cash equivalents, and short-term investments of approximately $93.7 million and an accumulated deficit of $1.2 billion at September 30, 2023 and a net loss of $16.5 million and $342.7 million for the three and nine months ended September 30, 2023, respectively.

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

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) our ability to develop, confirm and consummate the Proposed Plan or other alternative liquidating transaction, (ii) the resolution of contingent and other claims, liabilities and the Foxconn Litigation (see Note 7 – Commitments and Contingencies), (iii) the outcome of the Company’s efforts to realize value, of any, from its remaining assets, and (iv) the cost, duration and outcome of the Chapter 11 Cases.

We have incurred significant professional fees and other costs in connection with preparation for and prosecution of the Chapter 11 Cases and expect to continue to incur significant professional fees and costs throughout our Chapter 11 Cases. In addition, we are subject to significant contingent liabilities, the full scope of which is uncertain at this time (see Note 7 – Commitments and Contingencies). The Bankruptcy Court established October 10, 2023, as the deadline by which parties are required to file proofs of claim in the Chapter 11 Cases and December 26, 2023 for all governmental entities to file their proofs of claim. We cannot provide any assurances regarding what the Company’s total actual liabilities based on such claims will be.

The Bankruptcy Court approved procedures for the Debtors to conduct a comprehensive marketing and sale process with respect to all, substantially all or some of their assets in order to maximize the value of those assets. The marketing process culminated in the Debtors entering into the LandX Asset Purchase Agreement on September 29, 2023, providing for the sale of specified assets of the Company related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assume certain specified liabilities of the Company for a total purchase price of $10.2 million in cash. This transaction closed on October 27, 2023. Upon consummation of the sale in the fourth quarter of 2023, Jefferies became entitled to a Transaction Fee of $2.0 million after crediting the Monthly Fees paid to Jefferies since entering into the Engagement Letter and, subject to payment of the $2.0 million Transaction Fee, no further amounts will be payable to Jefferies under the Engagement Letter. See Note 9 – Subsequent Events.

As a result of closing the transactions contemplated by the LandX Asset Purchase Agreement, the Company has no remaining revenue-producing operations, and its primary operations consist of expenses associated with completing the Chapter 11 Cases. The Debtors have a limited amount of assets remaining (other than cash on hand, the claims asserted in the Foxconn Litigation and other potential claims that the Company may have against other parties, and tax attributes) following the closing under the LandX Asset Purchase Agreement. The sale of any remaining assets (whether in whole or in part) may not be consummated and would not result in any meaningful proceeds. No assurance can be made regarding the sufficiency of the Debtor’s assets to complete the Chapter 11 Cases, provide estimated recoveries to claimants and fund anticipated post-emergence activities. Further, the assets included in this report are historical and are being reported prior to, and without regard, to the sale of assets to LandX and therefore, do not reflect the value ascribed by such sale. The assets in any filing we make with the Bankruptcy Court may not reflect the fair values thereof during the pendency of or following the Chapter 11 Cases or the value of our assets in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result.

The Company has also been seeking to use the tools of Chapter 11 to fully, finally, and efficiently resolve its contingent and other liabilities and to pursue the Foxconn Litigation before the Bankruptcy Court. However, the Company provides no assurance as to the timing or outcome of the resolution of these matters by the Bankruptcy Court or any other court in which these matters may be adjudicated, including as a result of the proceedings that will occur outside of the Bankruptcy Court prior to a final disposition by the Bankruptcy Court. The Bankruptcy Court established October 10, 2023, as the deadline by which parties were required to file proofs of claim in the Chapter 11 Cases and December 26, 2023 for all governmental entities to file their proofs of claim. In addition, additional claims may be filed for executory contracts and unexpired leases rejected pursuant to the Proposed Plan. We are conducting an extensive claims reconciliation process to analyze approximately $25.6 million in claims asserted against the Company from its suppliers and vendors for amounts those parties believe the Company owes. We have accounts payable and accrued vendor claims of approximately $15.9 million as of September 30, 2023, that reflect both undisputed and partially disputed amounts we may owe, reported in Liabilities subject to compromise. The remainder are disputed for one or more reasons, including a lack of information provided by the claimant. A number of additional claims may be filed in the Chapter 11 Cases, including those for which the deadlines to file proofs of claim have not yet passed as of the date of this report. Such additional claims may be substantial and may result in a materially greater amount of allowed Claims than estimated in the Disclosure Statement. See Note 1 – Description of Organization and Business Operations – Description of Business – Voluntary Chapter 11 Petition, and Note 9 – Subsequent Events. In addition, we remain subject to additional liabilities and the uncertainties related thereto for the legal matters discussed in Note 7 – Commitments and Contingencies.

If confirmation by the Bankruptcy Court of the Proposed Plan or alternative plan under Chapter 11 does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of Claims and Interests or upon the showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Company's assets for distribution in accordance with the priorities established by the Bankruptcy Code. As a result of these and other circumstances, there is substantial doubt regarding our ability to continue as a going concern. The value available to our various stakeholders, including our creditors and stockholders, is highly uncertain. The trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in the Chapter 11 Cases, if any.

See Risk Factors under Part I – Item 1A. of our Form 10-K and Part II – Item 1A. Risk Factors below for further discussion of the risks associated with our limited capital resources and loss exposures, among other risks

Summary of Cash Flows

The following table provides a summary of Lordstown’s cash flow data for the period indicated:

	(in thousands)
	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Net Cash used in operating activities	$(120,006)	$(171,022)
Net Cash provided by (used in) investing activities	$92,301	$(74,554)
Net Cash provided by financing activities	$—	$155,792

Net Cash Used by Operating Activities

For the nine months ended September 30, 2023 compared to 2022, net cash used in operating activities decreased by $51.0 million. The net loss increased $162.3 million from the first nine months of 2022 to the first nine months of 2023, due to $104.5 million in gains, principally on the sale of the Lordstown plant, recognized in 2022 and impairment charges of $65.4 million and depreciation charges of $54.4 million recognized in the first nine months of 2023.

Net Cash Provided by (Used in) Investing Activities

For the nine months ended September 30, 2023, compared to 2022, cash provided by investing activities increased $166.9 million primarily due to $134.2 million in maturities of short-term investments, decreased purchases of property, plant and equipment, and short-term investments of $40.4 million and $17.2 million, respectively, partially offset by a decrease in proceeds from the sale of capital assets to Foxconn under the Foxconn APA of $38.4 million in the nine months ended September 30, 2023.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2023 compared to 2022, cash flows from financing activities decreased $155.8 million. There were no financing transactions during the nine months ended September 30, 2023. For the first nine months of 2022, we received a $100.0 million down payment related to the sale of the Lordstown facility to Foxconn, $40.4 million in proceeds from the Equity Purchase Agreement with YA, $13.5 million from proceeds from Foxconn notes payable.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On September 30, 2023, we had cash, cash equivalents and short-term investments of approximately $93.7 million. We believe that a 10 basis point change in interest rates is likely in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, particularly the significant reduction in personnel, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Any future reduction in personnel may limit our ability to segregate responsibility for certain accounting and treasury related functions.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 7 – Commitments and Contingencies of the notes to the Condensed Consolidated Financial Statements.

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

On June 27, 2023, the Company filed the Foxconn Litigation against Foxconn in the Bankruptcy Court seeking relief for contractual breaches and fraudulent and tortious actions that the Company believes were committed by Foxconn, which have caused substantial harm to our operations and prospects and significant damages.

The Foxconn Litigation involves allegations of wrongful conduct by Foxconn, which induced the Company to enter into a series of agreements, including the Agreement in Principle, the Foxconn APA, the CMA and the Investment Agreement. The Debtors are vigorously pursuing the Foxconn Litigation claims and seeking substantial damages from Foxconn. However, no assurances can be provided that our claims against Foxconn will be successful or that the Debtors will recover any damages as a result thereof.

There is substantial doubt regarding our ability to continue as a going concern and our liquidity requirements during and following the pendency of the Chapter 11 Cases and the adequacy of our capital resources are difficult to predict at this time.

We have concluded that there is substantial doubt regarding our ability to continue as a going concern. We face uncertainty regarding the adequacy of our liquidity and capital resources to be used during the Chapter 11 Cases and to settle known, unknown and contingent liabilities in connection therewith, as well as to maintain our limited expected operations if and when we emerge from bankruptcy. Through the Chapter 11 Cases, we sold certain of the assets used in our operations pursuant to the LandX Asset Purchase Agreement. Furthermore, we have not identified sources of revenue, earnings, operations or near term actionable opportunities to acquire potential assets or businesses following the Chapter 11 Cases. We can give no assurances as to the outcome of any efforts to realize any value from our remaining assets.

We have incurred significant professional fees and other costs in connection with our contingent liabilities and preparation for the Chapter 11 Cases and expect to continue to incur significant professional fees and costs throughout our Chapter 11 Cases. In addition, we face uncertainty with respect to ongoing and potential future litigation and claims, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses although we are seeking to resolve these contingencies through the Chapter 11 Cases. Due to cessation of production of the Endurance, we lack any sources of revenue, our ability to obtain additional financing is highly unlikely and our ongoing operations following the completion of the Chapter 11 Cases are expected to be limited. There can be no assurances that cash on hand and our current capital resources will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases or the pending litigation, claims and investigations and may negatively impact our ability to make any distribution and, if so, the amount of such distribution, to our creditors and Interest holders. Further, the Company may require additional capital to be raised (including indebtedness, obligations or securities senior in priority to the Class A common stock or Series A Convertible Preferred Stock) in order to acquire any future business or assets and seek to realize value from the NOLs. There can be no assurance of the terms on which such financing may be available or if such financing would be available at all.

Trading in our Class A common stock is highly speculative and poses substantial risks.

Our post-bankruptcy capital structure has yet to be determined, and it is uncertain whether our Proposed Plan will allow for distributions or other residual value with respect to our Class A common stock. If the Preferred Stock (as defined below) retains its liquidation preference (and such preference is not subordinated or otherwise set aside), such shares will receive proceeds from any distribution until such preference is satisfied prior to any payment to holders of Class A common stock. Existing holders of our Class A common stock may find that their shares have little or no value and face highly uncertain or no recoveries under the Proposed Plan. There can be no assurance that any new shares of Class A common stock will maintain their value at the time of issuance.

Although we cannot predict how the claims and Interests of stakeholders in the Chapter 11 Cases, including holders of Class A common stock, will ultimately be resolved, any trading in our Class A common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our Class A common stock. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings.

In addition, the Proposed Plan includes the NOL Trading Restrictions, which are provisions designed to enable the Company to optimize its tax attributes following the effective date of the Proposed Plan, which generally restrict transactions involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.5% of all issued and outstanding shares of Class A common stock).

During the Chapter 11 Cases, the value that will be available to our various stakeholders, including our creditors and stockholders, is uncertain and our ability to generate value for stakeholders, if any, will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others, those described elsewhere in this and subsequent filings that we make with the SEC. Accordingly, the Company urges extreme caution with respect to existing and future investments in its Class A common stock.

We are subject to the risks and uncertainties associated with the Chapter 11 Cases.

Since filing the Chapter 11 Cases, we have operated our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code. As a consequence of filing the Chapter 11 Cases, we have been and will be subject to the risks and uncertainties associated with bankruptcy. These risks include, but are not limited to, the following:

●	our ability to successfully develop, prosecute, confirm and consummate the Proposed Plan with respect to the Chapter 11 Cases, which we may seek to amend, waive, modify or withdraw at any time before confirmation;
●	our ability to satisfy any conditions precedent to the Proposed Plan’s effectiveness;
●	our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtors-in-possession;
●	our ability to successfully resolve our outstanding contingent liabilities through the Chapter 11 Cases, which is highly uncertain;
●	the possibility that actions and decisions of our creditors and other third parties with interests in the Chapter 11 Cases may be inconsistent with our plans;

●	the high costs of bankruptcy proceedings and related fees, particularly if delays in the Chapter 11 Cases increase fees and costs;
●	our long-term liquidity requirements and whether our capital resources will be sufficient to allow us to emerge from the Chapter 11 Cases and execute our limited activities upon emergence;
●	our ability to motivate and retain key employees, and the costs associated therewith, throughout the Chapter 11 Cases, and the impact of the loss of employees on our prospects for realizing any value from the sale of our assets;
●	we have no ongoing sources of revenue;
●	our ability to realize any value with respect to our remaining assets;
●	the ability of third parties to assert claims against the Company, which may be substantial or terminate the Company’s rights with respect to contracts, leases, agreements, or other assets;
●	our ability to maintain our relationships with our vendors, customers and other third parties, including those providing services that are integral to maintaining our financial, information technology and other systems used to operate our business;
●	our suppliers’ and vendors’ likely unwillingness or ability to fulfill any obligations they may have under supply terms or agreements for ongoing support, including their warranty obligations to us, as a result of the Chapter 11 Cases or other disputes, that could cause us to incur further costs and liabilities;
●	our ability to maintain adequate financial, information technology and management processes, controls and procedures, particularly in light of the reduction in personnel due to the lack of support from Foxconn, the Chapter 11 Cases and risk of further attrition; and
●	the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to Chapter 7 cases.

Because of the risks and uncertainties associated with a voluntary filing for relief under Chapter 11 of the Bankruptcy Code and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during the Chapter 11 Cases may have on ultimate recovery for stakeholders, including creditors and stockholders.

We may not be able to obtain confirmation of the Proposed Plan, or any amended or subsequent plan.

The Debtors may not receive the acceptances from holders of Claims and Interests entitled to vote on the Proposed Plan required to confirm the Proposed Plan. In the event, that votes with respect to Claims in the classes entitled to vote are received in number and amount sufficient to enable the Bankruptcy Court to confirm the Proposed Plan, the Debtors intend to seek Confirmation of the Proposed Plan by the Bankruptcy Court. However, if the requisite acceptances are not received, the Debtors may not be able to obtain confirmation of the Proposed Plan. Even if the requisite acceptances of the Proposed Plan are received, the Bankruptcy Court might not confirm the Proposed Plan if the Bankruptcy Court finds that any of the statutory requirements for confirmation under section 1129 of the Bankruptcy Code has not been met.

Moreover, certain holders of Claims or Interests may object to confirmation of the Proposed Plan, including on the basis that the Debtors’ proposed classification and treatment of Claims and Interests under the Proposed Plan does not comply with the Bankruptcy Code. There can be no assurance that such objections (if any) will be resolved or that the Bankruptcy Court will overrule such objections and confirm the Proposed Plan.

Even if the Proposed Plan or another plan of reorganization is confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control) and is otherwise subject to the risks and uncertainties set forth in the Disclosure Statement, which stakeholders are encouraged to read in its entirety. There can be no assurance that such conditions will be satisfied and, therefore, that a plan of reorganization will become effective and that we will emerge from the Chapter 11 Cases as contemplated by a plan of reorganization. Further, the Proposed Plan was developed based on various assumptions regarding the Debtor’s potential assets and liabilities and the involvement of numerous parties, which assumptions may prove to be incorrect and could render the Proposed Plan unsuccessful and any payments thereunder may differ from estimates. If emergence is delayed, we may not have sufficient cash available to operate our business. In that case, we may need new or additional post-petition financing, which may increase the cost of consummating a plan of reorganization. There can be no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by the Proposed Plan are not completed, it may become necessary to amend the Proposed Plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Cases. As a result, there can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases. If we are unable to successfully reorganize, we may not be able to continue our operations.

The Proposed Plan provides for the appointment of the New Board at the effective time of the Proposed Plan, the New Board will control the Debtors’ activities from that point forward and there can be no assurance as to what, if any, operations these entities will conduct.

The Proposed Plan provides for the appointment of the New Board as of the effective date of the Proposed Plan. The New Board will be identified by the Equity Committee with the consent of the Debtors (such consent, not to be unreasonably withheld). The New Board will, among other things, oversee and direct the administration of the post-effective date Debtors’ operations in accordance with the Proposed Plan. On the effective date, or as soon as is reasonably practicable thereafter, the New Board will establish such procedures and protocols as it deems necessary to carry out its duties and appoint officers of the Debtors. The officers of the post-effective date Debtors will have the rights and responsibilities set forth in the new organizational documents of the Debtors, which may include provisions to facilitate the preservation of the Company’s NOLs. There can be no assurance regarding the activities that the Debtors may conduct or further plans that the New Board may develop for the Debtors.

As a result of the Chapter 11 Cases, our historical financial information will not be indicative of our future performance.

Due to the failure to identify a strategic partner for the Endurance, lack of expected funding and other support from Foxconn and extremely limited ability to raise sufficient capital in the current market environment, we determined it was in the best interests of the Company’s stakeholders to take aggressive actions to cut costs and preserve cash, file the Chapter 11 Cases and cease production of the Endurance and new program development. Therefore, the nature of our current business activities is materially different than those prior to filing the Chapter 11 Cases on June 27, 2023. Furthermore, during the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, new claims that may be significant, and claims assessments significantly impact our consolidated financial statements. The Bankruptcy Court established October 10, 2023, as the deadline by which parties were required to file proofs of claim in the Chapter 11 Cases and December 26, 2023 for all governmental entities to file their proofs of claim. However, we cannot provide any assurances regarding what our total actual liabilities based on such claims will be. As a result, our historical financial performance, including information presented as of September 30, 2023, is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.

In particular, the amount and composition of our assets and liabilities could be significantly different as a result of the Chapter 11 Cases, and the description of our operations, assets, liabilities, contingencies, liquidity and capital resources included in our periodic reports or in any filing we make with the Bankruptcy Court may not accurately reflect our such matters during the pendency of or following the Chapter 11 Cases or the value of our remaining assets in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result. We are conducting an extensive claims reconciliation process to analyze the Claims asserted against the Company as of the date of this report. A number of additional claims may be filed in the Chapter 11 Cases, including on account of (i) rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and (ii) claims of governmental units, for each of which the deadlines to file proofs of claim have not yet passed as of the date of this report, which may be substantial and may result in a greater amount of allowed Claims than estimated in the Disclosure Statement. In addition, we face uncertainty with respect to liabilities for ongoing and potential future litigation and claims, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses that cannot yet be determined and may be significantly higher than any related accruals. The periodic financial information reported to the Bankruptcy Court is not presented in accordance with GAAP and may differ materially from information that has been or may in the future be provided as of quarter end in our periodic reports and may reflect estimates based on assumptions that may change significantly during the course of the Chapter 11 Cases or due to other contingencies, and, as applicable, is subject to all of the disclaimers presented therewith.

Further, if confirmation by the Bankruptcy Court of the Proposed Plan does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of Claims and Interests or upon the showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Company’s assets for distribution in accordance with the priorities established by the Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We may not have sufficient cash to maintain our operations during the Chapter 11 Cases or fund our limited operations upon emergence from Chapter 11.

We face uncertainty regarding the adequacy of our liquidity and capital resources to be used during the Chapter 11 Cases and to settle known, unknown and contingent liabilities in connection therewith. Our financial condition, and the substantial costs incurred in connection with the Chapter 11 Cases, may result in the need for substantial additional funding to maintain our operations during the Chapter 11 Cases or fund our limited operations upon emergence from Chapter 11. We may need new or additional post-petition financing, which may increase the cost of consummating a plan of reorganization. There can be no assurance of the terms on which such financing may be available or if such financing will be available at all. As a result, any value that may be available, if at all, to our various stakeholders (including creditors and stockholders) may be diminished upon our emergence from bankruptcy. Further, the Company may require additional capital to be raised (including indebtedness, obligations or securities senior in priority to the Class A common stock or Preferred Stock) in order to acquire any future business or assets and seek to realize value from the NOLs. Further, the assets included in this report are historical and are being reported prior to, and without regard to, the sale of assets to LandX and therefore, do not reflect the value ascribed by such sale.

We have significant contingent liabilities, the full scope of our liabilities is uncertain, and we may also be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Company is subject to significant contingent liabilities, including, but not limited to, potential indemnification obligations to current and former directors and officers named in the actions described herein. See Note 7 – Commitments and Contingencies. The full scope of the Company’s contingent liabilities is uncertain at this time. The Bankruptcy Court established October 10, 2023, as the deadline by which parties were required to file proofs of claim in the Chapter 11 Cases and December 26, 2023 for all governmental entities to file their proofs of claim. We cannot provide any assurances regarding what the Company’s total actual liabilities based on such claims will be. The Bankruptcy Code provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to consummation of such plan. With few exceptions, all claims that arose prior to the consummation of a Chapter 11 plan (i) would be subject to compromise and/or treatment under such plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of such plan. However, the outcome and timing of any claims not ultimately discharged is uncertain, and it is possible material costs, penalties, fines, sanctions, or injunctive relief could result from such a matter. As a result, an adverse ruling with respect to potential matters could have a material impact on our financial condition, results of operations, liquidity and cash flows and recoveries for creditors and stakeholders. We are conducting an extensive claims reconciliation process to analyze the

Claims asserted against the Company that does not reflect potential material government claims. A number of additional claims may be filed in the Chapter 11 Cases, including on account of (i) rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and (ii) claims of governmental units, for each of which the deadlines to file proofs of claim have not yet passed as of the date of this report, which may be substantial and may result in a greater amount of allowed Claims than estimated in the Disclosure Statement.

Further, the Company’s obligations under the Safety Act administered by NHTSA for the vehicles it has manufactured and sold continue in force during the pendency of and following the Chapter 11 Cases. During the Chapter 11 Cases, the Company’s obligations are treated as a claim of the United States government against the Company. If and when the Company completes its Chapter 11 Cases, NHTSA may argue that all applicable Safety Act obligations continue to apply and the post-effective date Company would also be responsible for fulfilling any pre-existing Safety Act related responsibilities (e.g., remedying vehicles already under a safety recall).We are seeking to repurchase all vehicles that remain in the possession of our customers (other than LAS Capital or its affiliates); however, such efforts to repurchase are subject to approval by the Bankruptcy Court, the final terms of the Proposed Plan and influence of various stakeholders in the Chapter 11 Cases and the willingness of customers to accept the price that we offer for the vehicle. Accordingly, we cannot predict the extent of the liability that may arise from the Safety Act obligations for vehicles the Company has already manufactured and sold.

In the event we are not able to obtain confirmation of the Proposed Plan, it may be necessary to pursue bankruptcy protection under Chapter 7 of the Bankruptcy Code for all or a part of our business.

If confirmation by the Bankruptcy Court of the Proposed Plan under Chapter 11 does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of Claims and Interests or upon the showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. Although the value, if any, that would be available to any of our various stakeholders (including creditors and stockholders) would be uncertain in any bankruptcy proceeding, we believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the remaining assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.

We depend on a few highly skilled key employees to navigate the Chapter 11 Cases and contribute to our ability to realize future value of our remaining assets, and if we are unable to retain, manage, and appropriately compensate them, the outcome of the Chapter 11 Cases and ability to realize value from our remaining assets and litigation claims could be adversely affected.

Our ability to successfully consummate the Proposed Plan and realize the value of our remaining assets is based on continued service of our senior management team and other key employees, and on our ability to continue to motivate and appropriately compensate key employees. Some of our employees are, and others may be, subject to claims and risks of litigation for which indemnification may be uncertain. We may not be able to retain the services of our key employees, who work for us on an at-will basis, in the future.

We have experienced significant voluntary resignations among our employees following the lack of support from Foxconn and the Chapter 11 Cases. In addition, we have provided notices under the WARN Act in September 2023 to four of our five executive officers to meet statutory requirements for job eliminations that may occur on or before effectiveness of the Proposed Plan.  One of the executive officer’s employment was terminated in November 2023 along with several other key employees. As discussed in more detail under Part II- Item 5. Other Information, given the circumstances of the Chapter 11 Cases, there is a significant likelihood that the Executives and certain other key employees will be terminated once the cases are completed (if not sooner) and that such employees may, in fact, assert that they already have “Good Reason”

to terminate their own employment under applicable Employment Agreements. The Company does not concede that “Good Reason” exists for the employees to terminate their own employment. Nonetheless, in order to resolve potential disputes with the Executives and the key employees and to incentivize their continued contributions to confirming, consummating, and supporting the implementation of a Chapter 11 plan, the Compensation Committee of the Board of Directors has approved the Severance Settlements (as defined below) with respect to the Executives and two key employees’ severance under the Employment Agreements. The Severance Settlements remain subject to Bankruptcy Court approval and acceptance by the Executives and key employees. No termination date for these Executives and key employees has been established as of the date of this report.  As a result of our ongoing reductions in force, we will be operating with a severe shortage of personnel and may not be able to conduct even limited operations to implement the Proposed Plan.

The attrition we have already experienced, and expect to continue to experience, causes us to rely on fewer employees, and in some cases these employees are less experienced which puts at greater risk our ability to execute our plans. Attrition has caused, and may continue to cause, us to engage third parties to perform the work. Such third parties are likely to be more costly and less efficient than if we were to be able to use our own employees. If our key employees fail to work effectively and to execute our plans, the Chapter 11 Cases, including our efforts to realize value from our remaining assets including through resolving and pursuing litigation and other claims, could be prolonged or adversely affected.

We expect to further reduce and streamline our operations in connection with the Chapter 11 Cases.

In connection with the Chapter 11 Cases, the Company expects to take measures to further streamline its operations and reduce its general and administrative expenses during the course of the bankruptcy proceedings and upon emergence from Chapter 11, which may include, among other things, reducing or no longer maintaining insurance coverage, scaling back our information technology systems and restructuring our management infrastructure. Changes in our operations in connection with the Chapter 11 Cases has reduced our need to maintain insurance coverage at previous levels or to carry certain insurance policies. Insurance we presently have, including product liability coverage, may expire and we may not be able to obtain replacement policies or such policies may require substantially higher cost. In some cases, our insurance policies may expire in the very near term and if we are not able to obtain replacement coverage, could have a material adverse effect on the Company if there were to be a material loss. If we reduce or no longer maintain insurance coverage, though, we may be subject to potential losses and unexpected liabilities. Further, though we do not anticipate collecting or storing any significant confidential information related to customers, consumers, employees or vendors, we may be at increased risk of disruptions, cyberattacks or security breaches. We also anticipate further reducing our workforce and restructuring, reducing, eliminating or outsourcing certain management services, as necessary to manage our limited operations. It is impossible to predict what, if any, errors or delays might occur as the result of changes in controls or a reduced workforce. While we expect our operations to remain limited, implementing these measures may adversely impact the Company’s operations and increase liability exposure and our susceptibility to other risks inherent to operating the Company with significantly limited resources and personnel.

We face risks and uncertainties related to ongoing and potential future litigation and claims, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses and we are seeking to resolve these contingencies through the Chapter 11 Cases.

We are currently subject to extensive litigation, including securities class action litigation, shareholder derivative suits, a stockholder class action, an SEC investigation, among other disputes. We may in the future be subject to, or become a party to, additional litigation, claims, regulatory actions, and government investigations and inquiries, as we may be subject to claims by customers, suppliers, vendors, contractors, competitors, government agencies, stockholders or other parties regarding our products, development, accidents, advertising, securities, contract and corporate matter disputes, intellectual property infringement matters and employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability or violation of wage and labor laws. These proceedings and incidents include claims for which we have no or limited insurance coverage. The Company has potential indemnification obligations with respect to the current and former directors named in the above-referenced actions, which obligations may not be covered by the Company’s applicable directors and officers’ insurance.

These claims have diverted and may in the future divert our financial and management resources that would otherwise be used to benefit our operations, increase our insurance costs and cause reputational harm. We have already incurred, and expect to continue to incur, significant legal expenses in defending against these claims. Further, the ongoing expense of lawsuits, investigations and any substantial settlement payment by us or damages award enforceable against us could have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows and adversely affect our ability to formulate and successfully execute the Proposed Plan under Chapter 11, realize value for our remaining assets and make any distribution and, if so, the amount of such distribution, to our stockholders.

While we currently carry commercial general liability, commercial automobile liability, product liability, excess liability, workers’ compensation, cyber security and directors’ and officers’ insurance policies, coverage amounts are limited. In some cases, we may not maintain any insurance coverage at all or may reduce coverage due to lack of funding or insurers being unwilling to provide coverage at all, or at a substantially higher cost. In some cases, our insurance policies may expire in the very near term and if we are not able to obtain replacement coverage, could have a material adverse effect on the Company if there were to be a material loss. Additionally, the policies that we do have may include significant deductibles and exclusions, and we cannot be certain that our insurance coverage will be applicable to or sufficient to cover all current and future claims against us. We may also seek to reduce or eliminate our insurance coverage or certain policies in the future.

Our insurers have asserted a denial of coverage under the main tower of our director and officer insurance program with respect to numerous ongoing matters, including the consolidated securities class action, various shareholder derivative actions, the consolidated stockholder class action, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The insurer has identified other potential coverage issues as well. Excess coverage attaches only after the underlying insurance has been exhausted, and generally applies in conformance with the terms of the underlying insurance. We are analyzing the insurer’s position and intend to pursue any available coverage under this policy and other insurance. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which could be significant. The insurers in our Side A D&O insurance program, providing coverage for individual directors and officers in derivative actions and certain other situations, have issued a reservation of rights letter which, while not denying coverage, has cast doubt on the availability of coverage for at least some individuals and/or claims.

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

The Company had accruals of $20.0 million and $35.9 million, for the periods ending September 30, 2023 and December 31, 2022, respectively, for certain of its outstanding legal proceedings and potential related obligations within Accrued and other current liabilities on its Condensed Consolidated Balance Sheet. Our liabilities for legal proceedings and potential related obligations may include amounts for the stockholder actions, government claims and indemnification obligations described in more detail in Note 7 – Commitments and Contingencies or other claims that may be asserted against us and may or may not be offset by insurance. The amount accrued as of September 30, 2023 was estimated based on available information and legal advice, the potential resolution of these matters in light of historical negotiations with the parties, and the potential impact of the outcome of one or more claims on related matters, but does not take into account the impact of the applicable provisions of the Bankruptcy Code, the terms of the Proposed Plan, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties. Legal fees and costs of litigation or an adverse judgment or settlement in any one or more of our ongoing legal matters that are not insured or that is in excess of insurance coverage could significantly exceed our current accrual and ability to pay. This would have a material adverse effect on our financial position and results of operations.

We may not be able to realize value from our assets.

On August 8, 2023, the Bankruptcy Court approved our procedures for conducting a comprehensive marketing and sale process for all, substantially all or some of our assets. On September 29, 2023, we entered into the LandX Asset Purchase Agreement, pursuant to which the Purchaser agreed to acquire specified assets of the Company related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assume certain specified liabilities of the Company for a total purchase price of $10.2 million in cash. As a result, the assets that we hold that are of the type that were previously used in our operations are minimal. We cannot provide assurances as to the value of our other assets, including potential recovery in the Foxconn Litigation and other rights and potential claims and our NOL tax attributes. Given general economic and market conditions and uncertainties in our ability to pursue and the outcome of pursuing any claims and benefit of the NOLs, we can provide no assurance that we will be able to successfully complete any dispositions of our remaining assets, the timing or proceeds and other terms of any such transactions, the potential recovery from any claims and any ability to realize value from the NOLs. Further, the accounting principles and estimates applied to value our remaining assets for financial reporting purposes resulting in significant impairments and reserves may not bear any relationship to their actual market value, which may be higher or lower.

The failure to realize value from our remaining assets or to generate sufficient proceeds therefrom to sustain our Chapter 11 Cases and post-emergence activities may have a material impact on the ultimate recovery for stakeholders, including creditors. As mentioned above, it is uncertain whether holders of our equity securities will recover any portion of their investments.

The amount of claims allowed could significantly exceed our estimates.

The Bankruptcy Court established October 10, 2023 as the general bar date for all creditors (except governmental entities) to file their proof of claim or interest, and December 26, 2023 as the bar date for all governmental entities. In addition, the deadline for parties to file proofs of claim arising from the Debtors’ rejection of an executory contract or unexpired lease is the later of (a) the general bar date or the governmental bar date (if a governmental unit is the counterparty to the applicable executory contract or unexpired lease) and (b) 5:00 p.m. (ET) on the date that is 30 days after the service of an order of the Bankruptcy Court authorizing the Debtors’ rejection of the applicable executory contract or unexpired lease. There can be no assurance regarding the amount of claims allowed for distributions under the Proposed Plan or that such claims will not be significantly greater than may be anticipated which, could in turn result in the value of distributions to stakeholders being delayed, reduced, or eliminated entirely. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against us.

Moreover, a number of additional claims may be filed in the Chapter 11 Cases, including on account of (i) rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and (ii) claims of governmental units, for each of which (as noted directly above) the deadlines to file proofs of claim have not yet passed as of the date of this report. Such Clams may be substantial and may result in a greater amount of allowed Claims than estimated in the Disclosure Statement.

In addition, the SEC has obtained and is seeking a further extension of its deadline in the Chapter 11 Cases to bring an action to determine whether certain of the Debtors obligations to governmental units are not dischargeable under section 1141(d)(6) of the Bankruptcy Code; if the SEC brings and prevails in such non-dischargeability action, obligations of the Debtors owed to the SEC would become obligations of the Debtors after the effective date of the Proposed Plan, which could impact recoveries to holders of Claims and Interests pursuant to the Proposed Plan.

Our Class A common stock has been delisted from Nasdaq and experiences the risks of trading in an over-the-counter market.

On June 28, 2023, we received notification from Nasdaq that our Class A common stock is no longer suitable for listing on Nasdaq. Trading of our Class A common stock was suspended at the opening of business on July 7, 2023 and a Form 25 was filed with the SEC on July 27, 2023 to delist the Class A common stock from Nasdaq. The delisting became effective August 6, 2023. We will remain subject to SEC reporting obligations. However, with the severely limited personnel and resources, remaining in compliance with such reporting obligations may be difficult and costly. No assurances can be made that the Company will remain in compliance with its reporting obligations, including as it relates to the required timelines for financial statements or other disclosures.

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

Distributions under our Proposed Plan may be impacted as a result of the treatment of Foxconn’s Preferred Stock Interests.

Under the Proposed Plan, Foxconn’s Preferred Stock Interests are unimpaired and deemed to accept the Proposed Plan. However, such Interests may be found to be impaired under the Proposed Plan. In such a case, the Debtors would be required to satisfy additional requirements under the Bankruptcy Code if Foxconn were to vote to reject the Proposed Plan.

In addition, the Bankruptcy Court or another court may find that Foxconn’s entitlement to the liquidation preference described in the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock Par Value $0.0001 of Lordstown Motors Corp., or other amounts with respect to its Foxconn’s Preferred Stock Interests has been triggered, in which case, absent subordination of the Foxconn’s Preferred Stock Interests, or other relief, holders of our Class A common stock and holders of Claims with the priority of Class A common stock would likely not receive a distribution under the Proposed Plan unless and until the liquidation preference and other amounts with respect to Foxconn’s Preferred Stock Interests is paid in full.

We expect our SEC reporting obligations to continue upon our emergence from Chapter 11 to facilitate trading of our Class A common stock, and our ability to meet these obligations timely or at all may be limited.

Our Class A common stock currently trades on the OTC Pink Marketplace under the symbol “RIDEQ.” We may be required to maintain our SEC reporting obligations to facilitate trading of our Class A common stock upon our emergence from Chapter 11. If we are unable to meet these obligations timely or at all, the amount of publicly available information concerning us and our Class A common stock may decrease substantially, which may limit the ability of our stockholders to sell their shares of Class A common stock, and the liquidity and trading prices of our Class A common stock could be negatively impacted.

Operating in bankruptcy for a long period of time may extinguish our available assets, and would otherwise harm or eliminate recoveries to creditors and stockholders.

A long period of operations in the Chapter 11 Cases under Bankruptcy Court protection would likely have a material adverse effect on our financial condition, liquidity and ability to successfully complete the Chapter 11 Cases and Proposed Plan. A prolonged period of operating under Bankruptcy Court protection may make it more difficult to retain management and other key personnel necessary to the success of our bankruptcy process and ability to realize further value from our remaining assets. We have no ongoing source of revenue. Attrition has, and may also cause, us to engage third parties to perform the work. Such third parties are likely to be more costly and less efficient than if we were to be able to use our own employees.

So long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases, including potentially the cost of further litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly and adversely affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under the Proposed Plan. It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation. The impact of any such litigation on our current plans to complete the bankruptcy process, however, could be material.

Any delays in our Chapter 11 Cases would increase the costs and risks associated with the bankruptcy process, and diminish the value, if any, that is available to our various stakeholders (including creditors and stockholders). Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business during the course of bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no assurances that we will realize value from of our remaining assets in an orderly fashion, that we will otherwise realize any significant value for our remaining assets, or that our creditors or stockholders (including holders of our Class A common stock) will receive any recovery from the Chapter 11 Cases or any other bankruptcy proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 5. Other Information

The Company and its executive officers, Daniel Ninivaggi, Edward Hightower, Adam Kroll and Melissa Leonard, (the “Executives”), and certain key employees (the “Key Employees”) previously entered into employment agreements (the “Employment Agreements”) that provide for certain payments upon their termination by the Company without “Cause” or their own termination with “Good Reason,” including separation pay consisting of payments equal to a certain number of months of base salary, a pro rata bonus based on the month in which employment is terminated, a payment in lieu of health insurance benefits, and accelerated vesting of equity awards granted to such Executives or Key Employees.

Given the circumstances of the Chapter 11 Cases, there is a significant likelihood that these Executives and Key Employees will be terminated once the cases are completed (if not sooner) and that such employees may, in fact, assert that they already have “Good Reason” to terminate their own employment. The Company does not concede that “Good Reason” exists for the employees to terminate their own employment. Nonetheless, in order to resolve matters with the Executives and the Key Employees and to incentivize their continued contributions to confirming, consummating, and supporting the implementation of a Chapter 11 plan (including through post-consummation consulting), the Compensation Committee of the Board of Directors has approved a settlement with respect to the Executives and Key Employees’ severance under the Employment Agreements (the “Severance Settlements”). The Severance Settlements remain subject to Bankruptcy Court approval and acceptance by the Executives and Key Employees.

The Severance Settlements would provide that each Executive or Key Employee receives an allowed general unsecured claim for severance on the effective date of a Chapter 11 plan in the following amounts: Mr. Ninivaggi: $550,000; Mr. Hightower: $975,267; Mr. Kroll: $685,000; Ms. Leonard: $550,000; and that the Key Employees receive an aggregate of $297,500 (each, a “Proposed Allowed Employee Claim”), in exchange for their agreement to (a) continue to work through the effective date of a chapter 11 plan on a full-time basis, unless terminated by the Company, subject to such participating employee’s compliance in all material respects with the general terms of the Severance Settlements and execution (and, if applicable, non-revocation) of a release of the Debtors consistent with the Severance Settlements at termination of employment, and (b) consult with the post-effective date Company for a specified number of hours over a six-month period for no additional consideration in the case of four of the Executives and for a specified rate with respect to continuing SEC reporting obligations for one Executive and one Key Employee. In each case, the Executives and Key Employees would provide support with respect to the claims reconciliation process, satisfaction of applicable SEC and other regulatory requirements, filing of tax returns, and assistance with respect to prosecution of causes of action retained by the Company pursuant to a chapter 11 plan.

If the Severance Settlements are approved, accepted, and implemented, distributions with respect to the Proposed Allowed Employee Claims would be made as follows: (a) distribution on account of two thirds of the Proposed Allowed Employee Claim would be made within 30 days of the effective date of a plan (provided the Company’s Form 10-Q for the quarter ended September 30, 2023 is filed) and (b) the remainder would be made within 120 days of the effective date of a plan. The participating employees would not be entitled to a greater percentage recovery than other allowed general unsecured claims and the participating employees would be entitled to any subsequent “holdback” distributions made by the post-effective date Debtors or the claims ombudsman administering such claims.

The Proposed Allowed Employee Claim amounts are equal to or less than the severance otherwise payable for a termination without Cause or for Good Reason under the Employment Agreements. The date on which the employment of the Executives and Key Employees will terminate, if any, has not yet been established by the Board but is likely to be on or before plan confirmation.

The Equity Committee appointed in the Chapter 11 Cases was an active participant in the negotiations of, and supports, the Severance Settlements. The Official Committee of Unsecured Creditors appointed in the Chapter 11 Cases has indicated that it does not oppose the Severance Settlements. Although the Company has filed a motion seeking Bankruptcy Court approval the Severance Settlements, there can be no assurance that the Bankruptcy Court will grant the motion and approve the Severance Settlements or that they will be accepted by the Executives and Key Employees.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
2.1

Asset Purchase Agreement, dated September 29, 2023, among Lordstown Motors Corp., Lordstown EV Corporation, Lordstown EV Sales LLC, LAS Capital LLC and Stephen S. Burns (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2023)

10.1

Settlement Agreement, dated August 14, 2023, among Lordstown Motors Corp., Lordstown EV Corporation, Lordstown EV Sales LLC and Karma Automotive LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023)

10.2*	Proposed Plan and Disclosure Statement to First Amended Joint Chapter 11 Plan of Lordstown Motors Corp. and its Affiliated Debtors, dated November 1, 2023
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification pursuant to 18 U.S.C. 1350
32.2*	Certification pursuant to 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E

LORDSTOWN MOTORS CORP.

Date: November 14, 2023	/s/ Edward T. Hightower
Edward T. Hightower
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2023	/s/ Adam Kroll
Adam Kroll
Chief Financial Officer
(Principal Financial and Accounting Officer)