Form 10-K
period 2023-12-31
Lordstown Motors Corp.
filed 2024-02-29
CIK 1759546

R7

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2023, as reported on the Nasdaq Capital Market, was approximately $34.0 million.

As of February 26, 2024, there were 15,953,212 shares of Class A common stock, $0.0001 par value, issued and outstanding.

* The registrant’s Class A common stock began trading exclusively on the over-the-counter market on July 7, 2023, under the symbol “RIDEQ.” The NASDAQ Global Select Market filed a Form 25 with the Securities and Exchange Commission on July 27, 2023, to remove the registrant’s Class A common stock from listing and registration on the NASDAQ Global Select Market. Delisting became effective ten days thereafter and deregistration under Section 12(b) of the Act became effective 90 days later.

DOCUMENTS INCORPORATED BY REFERENCE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” “could” or “should,” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, the Chapter 11 Cases (as defined below), the Proposed Plan (as defined below), financial condition, liquidity, financial or operational prospects, growth, strategies, and possible business combinations and the financing thereof, and related matters, and any other statements that are not statements of current or historical facts.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, business developments and available financing may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, business developments and available financing, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. In addition, upon confirmation by the Bankruptcy Court (as defined below) in the Chapter 11 Cases (as defined below) and effectiveness of the Proposed Plan (as defined below) or any alternative plan of reorganization, the New Board (as defined below) and entirely new management appointed by the New Board will oversee and manage the affairs of the Company, and the Ombudsman (as defined below) will have significant influence on the outcome of the claims asserted by creditors. The current management and board of directors can provide no assurances as to what actions the New Board and management will take. Actual results may differ materially from those contained in forward-looking statements due to various factors, including, but not limited to those described in the “Business” and “Risk Factors” section of this report and the following:

●	our ability to have the Proposed Plan confirmed by the Bankruptcy Court in the Chapter 11 Cases and, if confirmed, to become effective and successfully complete the Chapter 11 Cases by consummating the Proposed Plan, which gives effect to proposed settlements with various parties, including the Securities and Exchange Commission (“SEC”), the Ohio Securities Litigation Lead Plaintiff and the Committees (each as defined below) and is subject to the satisfaction of certain conditions precedent (some of which are beyond our control), appeal by certain parties that could file notices of appeal with respect to the Confirmation Order (as defined below), if entered, and is otherwise subject to the risks and uncertainties set forth in the Disclosure Statement, which stakeholders are encouraged to read in its entirety;
●	our ability to continue as a going concern and the adequacy of our liquidity and capital resources to maintain our expected operations upon our emergence from the Chapter 11 Cases, which includes administering the claims process under the Proposed Plan, pursuing the Foxconn Litigation (as defined below) and other potential claims, identify and consummate a business combination and seeking to realize value, if any, from our tax attributes, including by investigating, evaluating, and pursuing one or more potential merger or acquisition transactions, whether our cash on hand and other resources will be sufficient to allow us to conclude the terms of the Proposed Plan, satisfy any remaining or future obligations related to the Chapter 11 Cases or other current or future litigation, claims and liabilities, and our unlikely access to financing;
●	uncertainty as to whether our Claims Reserve (as defined below), cash on hand, or proceeds generated from other assets (including any acquired after the Effective Date (as defined below), if the

Proposed Plan is confirmed) will be sufficient to pay all allowed claims and uncertainties regarding the amount of claims allowed for distributions under the Proposed Plan and that such claims will not be significantly greater than may be anticipated, as such estimated amounts are subject to significant risks, uncertainties and assumptions;
●	additional claims will be filed in the Chapter 11 Cases, including on account of rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and administrative claims, as to each of which the deadlines to file proofs of claim have not yet passed as of the date of this report; such claims may be substantial and may result in a greater amount of allowed claims than estimated;
●	our ability to pursue, and the potential outcome of, the Foxconn Litigation or other retained causes of action and our ability to recover any damages as a result thereof or defend any counterclaims that may be brought;
●	the impact of any contingent liabilities including, including indemnification obligations (including the fact that there are claims asserted for unliquidated damages or claims in respect of certain indemnification obligations or otherwise that we may not be able to estimate, or may be materially more than we estimate), any pending or future litigation or claims, as well as any regulatory action, not discharged in the Chapter 11 Cases, and any additional claims that may be filed in the Chapter 11 Cases, and the potential unavailability of insurance coverage with respect to such litigation or claims, adverse publicity with respect to these matters, as well as the significant ongoing costs associated with such litigation (See Note 9 – Commitments and Contingencies);
●	the impact of the Bankruptcy Court’s ruling on the United States Trustee’s objection to the Debtors’ entitlement to a discharge under the Bankruptcy Code from substantially all debts arising prior to consummation of the Proposed Plan, which could, if sustained by the Bankruptcy Court, result in the Proposed Plan not being confirmed or additional material costs, penalties, fines, sanctions, or injunctive relief against the Debtors for claims that are not ultimately discharged;
●	uncertainty as to any remaining or future value of our Class A common stock or Preferred Stock (as defined below), which may have little or no value;
●	the impact of the trading restrictions designed to enable the Company to optimize its NOLs following the Effective Date (the “NOL Trading Restrictions”), the rights, preferences and privileges of the Preferred Stock (as defined below) that are preferential to the rights of Class A common stockholders, the delisting of our Class A common stock, potential issuances of additional shares of Class A common stock on the liquidity and trading price of our Class A common stock and the potential incurrence of debt or issuance of securities that are senior to outstanding equity securities;
●	uncertainty as to whether the Preferred Stock will retain its liquidation preference, which, if due and payable, would entitle it to receive proceeds ahead of holders of Class A common stock until such liquidation preference is satisfied and, if such preference is not subordinated or otherwise set aside, whether Foxconn (as defined below) will successfully assert a claim that such preference is due and payable, which would likely exhaust the Company’s remaining resources and cause it to cease operations;
●	our actual financial results following our emergence from the Chapter 11 Cases will not be comparable to our historical financial information due to the change in the nature of our business activities upon emergence, and we expect our operating losses to continue to be significant, as restructuring activities, operating expenses, the claims administration process, the Foxconn Litigation and other retained causes of action, among other activities, significantly impact our consolidated financial results;
●	the periodic financial information that we have reported and continue to report to the Bankruptcy Court is not presented in accordance with GAAP, and may differ materially from information that has been or may in the future be provided in our periodic SEC filings and may reflect estimates based on assumptions that have changed or may change significantly during the course of the Chapter 11 Cases, following emergence, or due to other contingencies;
●	we ceased development activities with respect to future vehicles and sold material assets related to those activities, and we have no revenue-generating operations or assets other than cash on hand, the claims asserted in the Foxconn Litigation, other potential claims that the Company may have against other parties and NOLs, which may have little or no value;

●	uncertainty with respect to the operations of the Company upon emergence from bankruptcy that will be overseen by the New Board (as defined below) and an entirely new management appointed by the New Board, as contemplated by the Proposed Plan, for which there will be limited resources, new and continuing liabilities (including indemnification obligations to directors and officers), and significant costs that may require additional capital to be raised (including through indebtedness obligations or securities, which could be senior in priority to our Class A common stock or Preferred Stock);
●	we will depend on the New Board and management upon our emergence from the Chapter 11 Cases, and our ability to attract and retain new officers and New Board, and the costs associated therewith, is uncertain;
●	as a result of the reduction of, or inability to maintain, insurance coverage we could be subject to potential losses and unexpected liabilities that could have a material adverse effect on the Company; insurance we historically had, including product liability coverage, has expired or may expire and we may not be able to obtain replacement policies or any such replacement policies may only be available at a substantially higher cost or have materially lower coverage amounts, or both;
●	our ability to maintain adequate financial, information technology and management processes, controls and procedures, particularly in light of the necessary substantial cost-cutting actions, including reduction in personnel, limited resources and anticipated limited support that current management will provide after they are terminated upon effectiveness of the Proposed Plan;
●	our ability to identify any strategic alternative or business combination, with acceptable terms, that would result in profitable operations, generation of cash flow or the realization of any value from our NOLs, and our ability to obtain and comply with the terms and conditions of any financing that may be needed to consummate any such transaction;
●	our ability to use, and any benefit to us from, our NOLs, may be materially limited or have no value;
●	our ability to maintain our relationships, or develop new relationships, with the vendors and other third parties providing services that are integral to maintaining our financial, information technology, business data, and other systems used to maintain the limited operations and existence of the Company; and
●	the other risks and uncertainties described under “Risk Factors” and elsewhere in this report and in future filings.

The Company’s stockholders are cautioned that trading in shares of the Company’s Class A common stock during the pendency of the Chapter 11 Cases and after the Effective Date remains highly speculative and will pose substantial risks. Trading prices for the Company’s Class A common stock may bear little or no relation to actual value, if any, remaining for holders thereof following the Chapter 11 Cases and the trading market (if any) may be very limited. In addition, the Proposed Plan includes the NOL Trading Restrictions, which are designed to enable the Company to optimize its NOLs following the Effective Date and generally restrict transactions involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.5% or more of all issued and outstanding shares of Class A common stock). Accordingly, the Company urges extreme caution with respect to existing and future investments in its Class A common stock.

In light of these risks and uncertainties, we caution you not to place undue reliance on any forward-looking statements and the periodic financial information reported to the Bankruptcy Court which is not presented in accordance with GAAP and may differ materially from information that has been or may in the future be provided in our periodic SEC filings and may reflect estimates based on assumptions that may change significantly during the course of or following the Chapter 11 Cases or due to other contingencies (and which is also subject to the further qualifications provided therein with respect thereto). Any forward-looking statement that we make in this report speaks only as of the date of such statement, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, particularly due to the fact that the Chapter 11 Cases and closing of the transactions contemplated by the LandX Asset Purchase Agreement (as defined below) have resulted in material changes in the nature of the Company’s operations and cost structure after the reporting period discussed herein, and, unless specifically expressed as such, and should only be viewed as historical data.

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

Upon the occurrence of the Effective Date, the Company is expected to change its name to Nu Ride Inc. However, no assurances can be given that the Proposed Plan will be confirmed and become effective.

Unless the context indicates otherwise, all shares of the Company’s Class A common stock are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective as of 12:01 a.m. Eastern Time on May 24, 2023.

PART I

ITEM 1: Business.

Overview

On June 27, 2023, Lordstown Motors Corp., a Delaware corporation, together with its subsidiaries, filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

In connection with the Chapter 11 Cases, we ceased production and sales of our flagship vehicle, the Endurance, and new program development and began a comprehensive marketing and sale process for some, all, or substantially all of the Company’s operating assets in an effort to maximize the value of those assets. Furthermore, we continued our aggressive cost-cutting actions that included significant personnel reductions. On September 29, 2023, we entered into the LandX Asset Purchase Agreement to sell specified assets, specifically certain assets related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and the purchaser assumed certain specified liabilities of the Company for a total purchase price of $10.2 million in cash in a transaction that closed on October 27, 2023 (discussed below under “Sale of Certain Assets to LandX”). As a result of these actions, the Company has no revenue-producing operations. Our primary operations during the fourth quarter of 2023 and to date in the first quarter of 2024 have consisted of expenses associated with completing the Chapter 11 Cases, resolving substantial litigation and the SEC Claim (subject to formal approvals),claims reconciliation, financial reporting, and preparing for emergence from bankruptcy as contemplated in the Proposed Plan described below. Our remaining assets following the closing of the LandX Asset Purchase Agreement consist largely of cash on hand, the claims asserted in the Foxconn Litigation and that the Company may have against other parties, as well as NOLs.

Upon the date that the Proposed Plan, which remains subject to Bankruptcy Court approval, becomes effective (the “Effective Date”), and subject to the effectiveness of the Proposed Plan, it is contemplated that the near term operations of the Company (also referred to as the “Post-Effective Date Debtors”) will consist of (a) claims administration under the Proposed Plan, (b) addressing the Foxconn Litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the

Company against any counterclaims, (e) attempting to realize value, if any, from our NOLs and (f) filing Exchange Act reports and satisfying other regulatory requirements. In the future, the Post-Effective Date Debtors expect to explore potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the Company’s tax attributes, including maximizing realization of its NOLs. No assurance can be made that the Proposed Plan will become effective or that we will be successful in prosecuting any claim or cause of action or that any strategic alternative or business combination will be identified and/or would result in profitable operations or the ability to realize any value from the NOLs. See – “Expected Operations Following the Effective Date” and “Risk Factors.”

Prior Operations and Cessation of Production and Development

Prior to the consummation of the Chapter 11 Cases, the Company was an original equipment manufacturer (“OEM”) of electric light duty vehicles (“EVs”) focused on the commercial fleet market. This included working on its own vehicle programs as well as partnering with third parties, including Foxconn and its affiliates, as the Company sought to leverage its capabilities, assets and resources to more efficiently develop and launch EVs, to enhance capital efficiency and achieve profitability.

In the third quarter of 2022, the Company started commercial production of the Endurance and began to record sales in the fourth quarter of 2022. Engineering readiness, quality and part availability governed the initial timing and speed of the Endurance launch. The rate of Endurance production remained very low in 2023 until June 2023, when management made the decision to file the Chapter 11 Cases and cease production. We sold 38 Endurance trucks to customers, of which 35 have been repurchased from customers as of the date hereof.

Leading up to filing the Chapter 11 Cases and the Foxconn Litigation (each as further discussed below), it became apparent that we would be unable to effectively implement and realize the anticipated benefits of the Foxconn Transactions (as defined below) as Foxconn failed to meet funding commitments and refused to engage with the Company on various initiatives contemplated by the Foxconn Transactions that were essential to sustain ongoing operations. Due to the failure to identify a strategic partner for the Endurance, lack of expected funding and other support from Foxconn (as discussed in more detail below), continuing costs of outstanding litigation and extremely limited ability to raise sufficient capital in the then current market environment, we determined it was in the best interests of the Company’s stakeholders to take aggressive actions to cut costs, preserve cash, file the Chapter 11 Cases and Foxconn Litigation and cease production of the Endurance and new program development. As part of these initial actions, notices were provided to a substantial number of employees under the Worker Adjustment and Retraining Notification Act (“WARN Act”) in May 2023, for job eliminations beginning in the third quarter of 2023. After the filing of the Chapter 11 Cases, we provided additional notices under the WARN Act for job eliminations. As of December 31, 2023, we had 9 employees, all of whom have been terminated or are expected to be terminated on the Effective Date.

The Chapter 11 Cases

On June 27, 2023, (“Petition Date”) the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Additional information about the Chapter 11 Cases, including access to documents filed with the Bankruptcy Court, is available online at https://www.kccllc.net/lordstown/document/list, a website administered by Kurtzman Carson Consultants LLC ("KCC"), a third-party bankruptcy claims and noticing agent. The information on this website is not incorporated by reference and does not constitute part of this Form 10-K.

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

The Company has also been seeking to use the tools of Chapter 11 to fully, finally, and efficiently resolve its contingent and other liabilities before the Bankruptcy Court and to pursue the Foxconn Litigation, as further discussed below.

The Bankruptcy Court established October 10, 2023, as the general bar date for all creditors (except governmental entities) to file their proofs of claim or interest, and December 26, 2023, as the bar date for all governmental entities, which was extended until January 5, 2024, in the case of the SEC. In addition, the deadline for parties to file proofs of claim arising from the Debtors’ rejection of an executory contract or unexpired lease is the later of (a) the general bar date or the governmental bar date, as applicable, and (b) 5:00 p.m. (ET) on the date that is 30 days after the service of an order of the Bankruptcy Court authorizing the Debtors’ rejection of the applicable executory contract or unexpired lease. Finally, pursuant to the Proposed Plan, the deadline for parties to file administrative claims against the Debtors (i.e., claims for costs and expenses of administration of the Debtors’ estates, including (i) the actual and necessary costs and expenses incurred after the Petition Date and through the Effective Date of preserving the estates and operating the businesses of the Debtors; (ii) professional fee claims; and (iii) fees and charges payable to the United States Trustee for the District of Delaware (the “U.S. Trustee”)) is 30 days following the Effective Date. Claimants may have the ability to amend their proofs of claim that could significantly increase the total claims, beyond our estimates or reserve. Furthermore, proofs of claim have been filed asserting unliquidated damages or claims in respect of certain indemnification obligations or otherwise, that we may not be able to estimate, or may be materially more than we estimate.

Pursuant to the terms of the Proposed Plan, and subject to its confirmation and effectiveness, a significant amount of the cash on hand as of the Effective Date will be used to settle outstanding claims against the Company, including litigation claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. The Proposed Plan also requires that the Company establish a reserve (the “Claims Reserve”) for allowed and disputed claims of general unsecured creditors, inclusive of $3 million the Company would be required to pay into escrow on the Effective Date for the cash portion of the Ohio Securities Litigation Settlement (as defined and discussed below). The aim of the Claims Reserve is to facilitate payment in full, with interest, of such creditors’ allowed claims as contemplated by the Proposed Plan (although there can be no assurance the Company will be able to pay such claims in full with interest). The initial amount of the Claims Reserve is currently anticipated to be approximately $45 million, as agreed upon by the official committee of equity security holders (the “Equity Committee”) and the official unsecured creditors’ committee (the “UCC” and together with the Equity Committee, the “Committees”) and approved by the Bankruptcy Court. The amount of the Claims Reserve is subject to change and could increase materially. The Claims Reserve could also be adjusted downward as claims are resolved or otherwise as a result of the claims resolution process, or as the Claims Ombudsman (as defined below) and the Post-Effective Date Debtors deem appropriate. Furthermore, the amount of the Claims Reserve will be limited to amounts payable for allowed claims of general unsecured creditors but to the extent that the Claims Reserve is insufficient to pay general unsecured creditors in full with interest, such deficiency will be payable from all assets of the Post-Effective Date Debtors, as set forth in the Proposed Plan. There are additional liabilities, including but not limited to administrative claims and claims by holders of our Class A common stock and Preferred Stock among other potential classes of claimants whose claims, if allowed, will not be included in the Claims Reserve.

There can be no assurance regarding the amount of claims that may be allowed for distributions under the Proposed Plan or that such claims will not be significantly greater than may be anticipated which could, in turn, result in the value of distributions to stakeholders being delayed, reduced, or eliminated entirely. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against us. Moreover, additional claims will be filed in the Chapter 11 Cases, including on account of rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and administrative claims, for each of which the deadlines to file proofs of claim have not yet passed as of the date of this report. Such claims may be substantial and may result in a greater amount of allowed claims than estimated.

No assurance can be made regarding the confirmation or effectiveness of the Proposed Plan, the sufficiency of the Debtors’ assets to provide estimated recoveries to claimants and fund anticipated post-emergence activities. The Post-Effective Date Debtors and the Claims Ombudsman, as applicable, will review and analyze all claims. Pursuant to the terms of the Proposed Plan, which includes certain exceptions, the Claims Ombudsman will have the authority to settle, litigate or otherwise resolve general unsecured Claims against the Debtors. We cannot provide any assurances regarding what our total actual liabilities based on such claims will be. Further, the assets included in this report or in any filing we have made or may make with the Bankruptcy Court may not reflect the fair values thereof during the pendency of or following the Chapter 11 Cases. There remains uncertainty regarding the estimates and assumptions used in the applicable reporting periods, and such values may be higher or lower as a result.

Sale of Certain Assets to LandX

As part of the Chapter 11 Cases, on August 8, 2023, the Bankruptcy Court approved procedures (the “Bidding Procedures Order”) for the Debtors to conduct a comprehensive marketing and sale process for some, all, or substantially all of the Company’s operating assets in order to maximize the value of those assets.

The Debtors’ investment banker, Jefferies LLC (“Jefferies”), and other professionals conducted a comprehensive marketing process for the sale of assets consistent with the Bidding Procedures Order. In connection with that marketing and sale process, the Debtors received a “Qualified Bid” (as defined in the Bidding Procedures Order) from LAS Capital LLC, a Delaware limited liability company (“LAS Capital”) to purchase certain specified assets of the Debtors.

Although the Debtors received several non-binding proposals for the purchase of specified assets, the Debtors through their Boards of Directors, determined that none of these other proposals was a Qualified Bid in accordance with the Bidding Procedures and determined LAS Capital to be the successful bidder under the Bidding Procedures. As a result, the Debtors cancelled the auction in accordance with the Bidding Procedures and proceeded to seek Bankruptcy Court approval of the sale.

On September 29, 2023, the Debtors entered into an Asset Purchase Agreement (the “LandX Asset Purchase Agreement”) with LAS Capital LLC and Mr. Stephen S. Burns, an individual, as guarantor of certain obligations of LAS Capital under the LandX Asset Purchase Agreement. The LandX Asset Purchase Agreement was assigned to LAS Capital’s affiliate, LandX Motors Inc., a Delaware corporation (the assignee and “Purchaser”) and approved by the Bankruptcy Court on October 18, 2023. The closing of the transactions contemplated by the LandX Asset Purchase Agreement occurred on October 27, 2023, at which time the Purchaser acquired substantially all of the assets held for sale of the Debtors related to the design, production and sale of EVs focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assumed certain specified liabilities of the Debtors for a total purchase price of $10.2 million in cash. Upon consummation of the sale, Jefferies became entitled to a Transaction Fee (as defined below) of $2.0 million after crediting the Monthly Fees (as defined below) paid to Jefferies since entering into the Engagement Letter. The Transaction Fee was paid to Jefferies in January 2024 and no further amounts are payable to Jefferies under the Engagement Letter.

The Debtors’ remaining assets following the closing of the LandX Asset Purchase Agreement consist largely of cash on hand, the claims and causes of action asserted in the Foxconn Litigation and that the Company may have against other parties, and the NOLs.

Confirmation of the Chapter 11 Plan and Effective Date

On September 1, 2023, the Debtors filed a Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors and a related proposed disclosure statement (the “Disclosure Statement”), which were amended and modified on each of October 24, 2023, October 29, 2023, and October 30, 2023. On October 31, 2023, the Bankruptcy Court held a hearing on the approval of the Disclosure Statement and the procedures to solicit votes to accept or reject the Proposed Plan. The Bankruptcy Court announced, among other things, that it would approve the Debtors’ Disclosure Statement and the procedures to be used in connection with the solicitation of votes on the Proposed Plan (the “Solicitation and Voting Procedures”). On November 1, 2023, the Bankruptcy Court entered an order approving the Disclosure Statement and the Solicitation and Voting Procedures (the “Disclosure Statement Order”). After obtaining Bankruptcy Court approval, the Debtors promptly began soliciting votes from their creditors and shareholders for approval of the Proposed Plan pursuant to the Solicitation and Voting Procedures.

After the solicitation process was complete, the Debtors’ court-authorized claims and noticing agent (Kurtzman Carson Consultants LLC) submitted a declaration with the Bankruptcy Court reporting the outcome of voting on the Proposed Plan. The voting results reflected that Classes 3, 7, and 10 accepted the Proposed Plan and Class 8 (holders of 510(b) Claims, described below) rejected the Proposed Plan. No holders of claims in Class 9 voted on the Proposed Plan, and, accordingly, Class 9 was deemed eliminated from the Proposed Plan for purposes of voting and determining acceptance or rejection of the Proposed Plan by such class. Classes 1, 2, 4, 5, and 6 are unimpaired pursuant to the Proposed Plan and deemed to accept it.

On January 31, 2024, the Debtors filed the Second Modified First Amended Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors (as may be further modified, supplemented, or amended, the “Proposed Plan”). The modifications to the Proposed Plan since the previously filed version incorporated, among other things, a settlement (the “Ohio Securities Litigation Settlement”) of claims against the Debtors and certain directors and officers of the Debtors that were serving in such roles as of December 12, 2023 (the “Ohio Released Directors and Officers”), asserted in, or on the same or similar basis as those claims asserted in, the securities class action captioned In re Lordstown Motors Corp. Securities Litigation, Case No. 4:21-cv-00616 (DAR) (the “Ohio Securities Litigation”). The Proposed Plan also included, as a condition to confirmation of the Proposed Plan, that the SEC approve an offer of settlement (the “Offer”) submitted by the Debtors to resolve the proof of claim filed by the SEC against the Debtors, which, as previously disclosed, was filed in the face amount of $45 million (the “SEC Claim”) as set forth in an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “OIP”). We expect the Offer to be considered by the SEC in the near future.

The Debtors have scheduled a hearing with the Bankruptcy Court on March 5, 2024, to consider confirmation of the Proposed Plan and will ask the Bankruptcy Court to enter an order confirming the Proposed Plan (the “Confirmation Order”), which among other things, would authorize the Debtors to effectuate the Proposed Plan, subject to satisfaction or waiver of the conditions precedent to the occurrence of Effective Date set forth in the Proposed Plan. If the Proposed Plan is confirmed, the Debtors will seek to have such conditions satisfied or waived in order for the Effective Date to occur promptly after entry of the Confirmation Order.

The Bankruptcy Code generally provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to consummation of such plan.  Here, the United States Trustee has objected to the Debtors’ entitlement to a discharge.  The objection is expected to be heard at the hearing to consider the Confirmation Order.  If the United States Trustee’s objection is overruled, then, with few exceptions, all claims against the Debtors that arose prior to the consummation of the Proposed Plan (i) would be subject to compromise and/or treatment under the Proposed Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Proposed Plan. However, the outcome and timing of any claims not ultimately discharged is uncertain, and it is possible material costs, penalties, fines, sanctions, or injunctive relief could result from such a matter.

The Proposed Plan, among other provisions:

●	provides an orderly structure for distributions to holders of claims of creditors and treatment of equity interests of shareholders (“Interests”),
●	incorporates the resolution of claims asserted in the Ohio Securities Litigation and, in connection with the Offer and OIP, by the SEC,
●	preserves retained causes of action, including against Foxconn, to be pursued by the Post-Effective Date Debtors,
●	seeks to preserve the value of the Company’s NOLs, by leaving preferred and common equity Interests in the Post-Effective Date Debtors in place, and instituting certain trading restrictions, and
●	provides that the Post-Effective Date Debtors may engage in such business operations as may be determined by the New Board.

Pursuant to, and subject to the confirmation and effectiveness of, the Proposed Plan, effective as of the Effective Date (i) an ombudsman (the “Claims Ombudsman”) will be appointed to oversee the administration of claims asserted against the Debtors by general unsecured creditors and (ii) a trustee (the “Litigation Trustee”) will be appointed to oversee a litigation trust (the “Litigation Trust”) formed pursuant to the Proposed Plan, which will be funded with certain retained causes of action of the Debtors, as will be determined by the Equity Committee.

We cannot provide any assurances that we will have sufficient cash on hand to provide for the required payments to be made on the Effective Date or to satisfy the Claims Reserve, Post-Effective Date Debtor Amount (as defined below) or other reserves as may be required.

Pursuant to, and subject to the confirmation and effectiveness of, the Proposed Plan, the Debtors will be allocated an amount (the “Post-Effective Date Debtor Amount”) which will be used to fund (a) the fees and expenses of the Post-Effective Date Debtors in performing their duties under the Proposed Plan, (b) expenses of the Claims Ombudsman appointed under the Proposed Plan and (c) future operational expenses of the Post-Effective Date Debtors, as permitted by the Proposed Plan. Pursuant to the Proposed Plan, the Post-Effective Date Amount may be increased from time to time after notice and an opportunity to object is provided to the Claims Ombudsman.

All distributions under the Proposed Plan would come from all assets of the Debtors (including, without limitation, cash generated by or that constitutes the proceeds of assets acquired by the Post-Effective Date Debtors after the Effective Date), which include, but are not limited to, (i) cash on hand as of the Effective Date, (ii) proceeds from the sale of the Debtors’ assets, (iii) proceeds from causes of action retained by the Debtors pursuant to the Proposed Plan, and (iv) insurance proceeds received by the Post-Effective Date Debtors. Subject to the terms of the Proposed Plan, any distributions to classes of claims and Interests will generally be made in order of their respective priorities under the Bankruptcy Code. Specifically, the Proposed Plan provides for the distributions for the claims and Interests in order of priority as follows (with capitalized terms not otherwise defined having the meaning set forth in the Proposed Plan):

●	Holders of Allowed Administrative Claims, Allowed Priority Tax Claims, and Allowed Other Priority Claims (each as defined in the Proposed Plan) are to be paid in full in cash before other payments can be made.
●	Holders of Allowed Secured Claims (as defined in the Proposed Plan) would either retain their lien on the collateral, be paid in full in cash, or receive the collateral securing such Allowed Secured Claim.
●	Holders of Allowed General Unsecured Claims would receive a pro rata share of the Debtors’ cash after all Allowed Administrative Claims, Allowed Priority Tax Claims, Allowed Other Priority Claims, and Allowed Secured Claims are satisfied and the Professional Fee Escrow Account (as defined in the Proposed Plan) is funded. If the Debtors have sufficient cash on hand to pay all Allowed General Unsecured Claims plus interest in full, then the holders of the Allowed General Unsecured Claims would also receive post-petition interest on their claim amount at the Federal Judgment Rate. If the

Debtors do not have sufficient cash on hand to pay in full such post-petition interest, then the holders of the Allowed General Unsecured Claims would receive their pro rata share of any post-petition interest that can be paid.
●	Allowed Intercompany Claims would be reinstated under the Proposed Plan.
●	Allowed Foxconn Preferred Stock Interests would be reinstated, which includes that all outstanding shares of Preferred Stock will remain outstanding, subject to the terms of the New Organizational Documents (as defined below). In the event any distribution is to be made to holders of Allowed Foxconn Preferred Stock Interests, such distribution would be from cash remaining after the payment or reserving for the treatment under the Proposed Plan of Allowed Administrative Claims, Allowed Other Priority Claims, Allowed Secured Claims, Allowed General Unsecured Claims, and the Post-Effective Date Debtor Amount (“Post-Effective Date Debtor Cash”). In addition, any such distribution to Holders of the Allowed Foxconn Preferred Stock Interests would be subject to the backstop obligation under the Ohio Securities Litigation Settlement.
●	Allowed Common Stock Interests would be reinstated, which includes that all outstanding shares of Class A common stock remain outstanding, subject to the terms of the New Organizational Documents (as defined below).
●	Allowed claims relating to securities actions against the Debtors that are subordinated to General Unsecured Claims by section 510(b) of the Bankruptcy Code (other than section 510(b) Claims that are (i) subject to the Ohio Securities Litigation Settlement or (ii) are Claims filed against the Debtors on the same or similar basis as those set forth in the Post-Petition Securities Action (as defined below) (such Claims, the “RIDE Section 510(b) Claims”), would receive Class A common stock in an amount calculated pursuant to the formula set forth in the Proposed Plan, after accounting for any recoveries from applicable insurers or other third parties and subject to the Post-Effective Date Debtors’ election to cash out such Class A common stock Interests.
●	Allowed claims, if any, against the Debtors on the same or similar basis as those set forth in the putative securities class action filed against the Debtors’ current Chief Executive Officer (Edward Hightower), Chief Financial Officer (Adam Kroll), and Executive Chairman (Daniel Ninivaggi) in the Post-Petition Securities Action (defined below) may recover solely from available insurance coverage from applicable insurance policies until such insurance policies have been completely exhausted. The Debtors dispute the merits of any such claims.
●	Allowed claims of the Ohio Securities Litigation Lead Plaintiff (defined below) would receive treatment pursuant to the Ohio Securities Litigation Settlement incorporated in the Proposed Plan (as described below).

Pursuant to the Ohio Securities Litigation Settlement incorporated into the Proposed Plan, the Debtors would pay $3 million into escrow on the Effective Date for the benefit of the putative class members in the Ohio Securities Litigation. In addition, such putative class members would be entitled to receive a portion of any proceeds from litigation and other causes of action being retained by the Debtors following the Effective Date (net of actual reasonable costs incurred in prosecuting such retained causes of action) in an amount equal to the lesser of (a) 25% of such net proceeds, and (b)  $7 million. Pursuant to the Proposed Plan and Confirmation Order, if entered, the Confirmation Order would constitute a preliminary approval of the Ohio Securities Litigation Settlement. The Ohio Securities Litigation Settlement would be effective on the Effective Date, and the Ohio Securities Litigation Lead Plaintiff, through counsel, would be responsible for pursuing final approval of the proposed settlement thereafter. Members of the putative settlement class would be provided with the option to op-out of the settlement class pursuant to the provisions of the Confirmation Order. See Note 9 Commitments and Contingencies – Ohio Securities Litigation.

In addition, pursuant to the Proposed Plan, a portion of any recoveries from litigation or other causes of action retained by the Debtors that would be owed to putative class members in connection with the Ohio Securities Litigation Settlement would be backstopped by Foxconn through Foxconn’s agreement to permit 16% of any payments made on account of Foxconn’s Preferred Stock, up to $5 million, to be paid into a reserve for the benefit of such class members.

Further, the Proposed Plan contemplates, and includes as a condition to confirmation of the Proposed Plan, that the SEC approve the Offer submitted by the Debtors to resolve the SEC Claim as would be, if approved, set forth the OIP. We do not anticipate seeking confirmation of the Proposed Plan by the Bankruptcy Court until the Offer and OIP are mutually agreed with the SEC and binding. Subject to receipt of necessary approvals and satisfaction of each of the terms of the Offer and the OIP, the Proposed Plan provides that following confirmation and the effectiveness of the Proposed Plan incorporating the Ohio Securities Litigation Settlement, the SEC would withdraw the SEC Claim. Any potential settlement with the SEC or other parties for related securities claims or other matters is subject to significant uncertainty, there can be no assurance as to the timing or outcome of the resolution of these matters, and any settlement or claim amount remains subject to approval by the Bankruptcy Court and other regulatory approvals, as applicable. The Debtors cannot provide any assurances regarding what the Company’s total actual liabilities based on the SEC Claim, or other claims asserted in the Chapter 11 Cases, will be.

On the Effective Date, the Proposed Plan would provide certain releases to directors and officers of the Debtors that served in the capacity as a director or officer of any of the Debtors at any time from the Petition Date through the Effective Date. As approved by the Bankruptcy Court, the releases would be binding on holders of Claims and Interests (a) that affirmatively vote to accept the Proposed Plan or (b) are entitled to vote on the Proposed Plan, vote to reject the Proposed Plan, and check a box on their ballot opting into the releases. The releases are also binding on related parties to those described in (a) and (b) (e.g., affiliates, predecessors, successors, and related parties as set forth in the Proposed Plan), but only to the extent the parties in (a) and (b) have authority to bind such persons or entities to the releases.

In addition, pursuant to, and subject to the confirmation and effectiveness of, the Proposed Plan, the members of the settlement class in the Ohio Securities Litigation will also be releasing parties pursuant to the Proposed Plan and be bound by the release, discharge, and injunction provisions set forth in the Proposed Plan.

The Proposed Plan remains subject to the entry of the Confirmation Order and it could change as a result of amendments, supplements, or other modifications to the Proposed Plan. The Proposed Plan is available, and any amendments, supplements and modifications will be made available, online at https://www.kccllc.net/lordstown/document/list. The information on this website is not incorporated by reference and does not constitute part of this Form 10-K. Further, unless otherwise stated in the Proposed Plan and the Confirmation Order, the Proposed Plan is not binding on any party, including the Debtors, until it is consummated and the Effective Date has occurred. The Proposed Plan may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control), appeal by certain parties that could file notice of appeal with respect to the Confirmation Order, if entered, and is otherwise subject to the risks and uncertainties set forth in the Disclosure Statement, which stakeholders are encouraged to read in its entirety. There can be no assurance that the Confirmation Order will be entered, that such conditions will be satisfied or that such appeals will be dismissed and, therefore, that the Proposed Plan will become effective and that we will emerge from the Chapter 11 Cases as contemplated by the Proposed Plan. The failure of the Proposed Plan to be confirmed and become effective, or any delay thereof, will significantly and adversely affect the likelihood of a Chapter 11 reorganization and could lead to a liquidation.

Expected Operations Following the Effective Date

If the Proposed Plan becomes effective, at the Effective Date the Debtors would emerge from the Chapter 11 Cases and:

●	the Foxconn Litigation and other retained causes of action of the Debtors would be preserved and may be prosecuted,

●	claims filed in the Chapter 11 Cases would continue to be resolved pursuant to the claims resolution process with allowed claims being treated in accordance with the Proposed Plan,
●	distributions to holders of allowed Claims and allowed Interests would be made subject to the provisions of the Proposed Plan, and
●	the Debtors expect to continue to conduct business and may enter into transactions, including business combinations, or otherwise, that could permit the Post-Effective Date Debtors to make use of the NOLs, if preserved.

At this time, however, the Debtors do not know what the post-Effective Date operations will include and no assurances can be provided that the Proposed Plan will generate any value for the Company’s post-Effective Date equity holders or that any distributions will be made to such equity holders. See “Risk Factors” below, including under the heading “Risks Related to Our Post-Effective Date Operations and Financial Condition.”

On and after the Effective Date, pursuant to applicable non-bankruptcy law and subject to confirmation of the Proposed Plan, the Company and its subsidiaries will maintain their pre-bankruptcy corporate existence, with the Company’s name expected to be changed to Nu Ride Inc., and will be permitted to conduct operations in its discretion, subject to available funding and other factors. Under the Proposed Plan, Class A common stock and Preferred Stock would remain outstanding as of the Effective Date and none of the outstanding equity interests of the Company, including outstanding warrants, would be cancelled in connection with the effectiveness of the Proposed Plan.

As of the Effective Date, the Proposed Plan provides that the Company’s second amended and restated certificate of incorporation and amended and restated bylaws would be further amended and restated (as amended and restated, collectively the “New Organizational Documents” and individually the “New Charter” and the “New Bylaws”) to reflect changes sought by the New Board, that include, but are not limited to, a new name for the Company, Nu Ride Inc. and, incorporate terms regarding post-Effective Date indemnification obligations consistent with the Proposed Plan.

At December 31, 2023, the Company had $993.2 million and $880.3 million of federal and state and local net operating losses, respectively, and the Company incurred and may also continue to incur in connection with the Proposed Plan significant NOLs. The Company’s ability to use some or all of these NOLs are subject to certain limitations. To reduce the risk of a potential adverse effect on our ability to use our NOLs for U.S. Federal income tax purposes, the New Charter is proposed to contain, subject to certain exceptions, certain transfer restrictions (the “NOL Restrictions”) with respect to our stock involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.5% or more of all issued and outstanding shares of Class A common stock). Any transferee receiving shares of Class A common stock or Preferred Stock that would result in a violation of such proposed restrictions will not be recognized as a stockholder of the Company or entitled to any rights of shareholders, including, without limitation, the right to vote and to receive dividends or distributions, whether liquidating or otherwise, in each case, with respect to the shares of stock causing the violation.

At the Effective Time, the Company would remain subject to the periodic reporting requirements of the Exchange Act; however, the Company will be a “shell company” as defined under the Securities Act and subject to associated limitations under the securities laws. For example, the holders of our securities may not rely on Rule 144, a safe harbor on which holders of restricted securities may use to resell their securities, to sell such securities without registration or until we are no longer identified as a shell company. This will likely make it more difficult for certain investors to resell our Class A common stock. See – Risk Factors. Although the Company has indicated, by checking the applicable box on the cover page of this report, that it is a shell company (as defined in Rule 12b‑2 of the Exchange Act), the Company is engaged and contemplates that it will engage in the following business and operations following confirmation and effectiveness of Proposed Plan: (a) claims administration under the Proposed Plan, (b) addressing the Foxconn Litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the Company against any counterclaims, (e) attempting to realize value, if any, from our tax attributes and (f) filing Exchange Act reports and satisfying other regulatory requirements. Moreover, in the future, the Company may explore and pursue potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the value of the Company’s assets, including maximizing the value of the Company’s tax attributes and realization of its net operating loss carryforwards and other tax attributes.  In checking the applicable box in this report for the purposes of Rule 12b-2 of the Exchange Act, the Company makes no admission and does not concede that it will have no business, no operations, or no or nominal assets following the effectiveness of the Plan.

The Proposed Plan provides for the appointment of new members to serve on the Company’s board of directors (the “New Board”) as of the Effective Date and provides that the New Board is to be selected by the Equity Committee. Additional detail regarding each of the proposed members of the New Board and the new Chief Executive Officer and President to be appointed by the New Board, as identified to the Company by the Equity Committee as of the date hereof, is provided under “Executive Officer Expected to be Appointed as of the Effective Date” and Part II – Item 10. Directors, Executive Officers, and Corporate Governance. The New Board will, among other things, oversee and direct the administration of the Post-Effective Date Debtors’ operations in accordance with the Proposed Plan.

The operation of the Post-Effective Date Debtors, including the evaluation of any new business opportunities, if any, would be undertaken by or under the supervision of the Company’s then current officers and directors. The Post-Effective Date Debtors will be required to satisfy their operating costs from the Post-Effective Date Debtor Amount and any additional proceeds from assets or other amounts, if any, released from the Claims Reserve pursuant to the Proposed Plan. During the twelve months following the date of this report, the Company anticipates incurring costs relating to (a) claims administration under the Proposed Plan, (b) addressing the Foxconn Litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the Company against any counterclaims, (e) attempting to realize value, if any, from our NOLs and (f) filing Exchange Act reports and satisfying other regulatory requirements. In the future, the Post-Effective Date Debtors expect to explore potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the Company’s NOLs, including maximizing realization of its NOLs. If the United States Trustee is successful in its objection to the Debtors’ entitlement to a discharge under the Bankruptcy Code from substantially all debts arising prior to consummation of the Proposed Plan, this could result in the Proposed Plan not being confirmed or additional material costs, penalties, fines, sanctions, or injunctive relief against the Debtors for claims that are not ultimately be discharged. There can be no assurance as to any additional funding available for the Post-Effective Date Debtors to conduct their post-Effective Date operations, including pursuing any post-Effective Date transaction, and the amount of funding available may be reduced, including in the event that allowed Claims against the Company prove to be greater than expected or in the event of an adverse ruling with respect to allowance of Foxconn’s preferred stock Interests. Our Preferred Stock terms include a liquidation preference. This preference amount is equal to $30 million, plus accrued dividends. Pursuant to the Proposed Plan, Foxconn’s Preferred Stock will remain outstanding and its rights with respect to its preferred equity, including with respect to any liquidation preference which has or may become due, are unimpaired. We would vigorously oppose any assertion of Foxconn’s entitlement to receive the liquidation preference, but if we would be unsuccessful, an obligation to pay this amount would likely exhaust our available resources and require us to cease operations entirely. There are no assurances that the Company will be able to secure any additional funding, as needed, or on terms acceptable to it, or that it will have sufficient funding to resolve the Foxconn Litigation, pursue and resolve the retained or other causes of action, or pursue any strategic alternatives.

As of the date of this report, the Company has neither entered into any definitive agreement with any party, nor has the Company engaged in any specific discussions with any potential business combination candidate regarding business opportunities for the Company.

We anticipate that the prosecution of claims and causes of action and the evaluation and pursuit of potential strategic alternatives will be costly, complex, and risky. No assurances can be made that we will be successful in prosecuting any claim or cause of action or that any strategic alternative or business combination would result in profitable operations or the ability to realize any value from the NOLs.

Foxconn Litigation

On June 27, 2023, the Company commenced an adversary proceeding against Foxconn (the “Foxconn Litigation”) in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement (as defined below), and other agreements, the parties’ joint venture agreement, the Foxconn APA (as defined below), and the CMA (as defined below) that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. The Foxconn Litigation is Adversary Case No. 23-50414.

On September 29, 2023, Foxconn filed a motion to dismiss all counts of the Foxconn Litigation and brief in support of the same (the “Foxconn Adversary Motion to Dismiss”), asserting that all of the Company’s claims are subject to binding arbitration provisions and that the Company has failed to state a claim for relief. The Debtors believe that the Foxconn Adversary Motion to Dismiss is without merit and, on November 6, 2023, the Company filed an opposition to Foxconn’s Adversary Motion to Dismiss. Foxconn filed a reply in support of the Foxconn Adversary Motion to Dismiss on November 30, 2023. On December 7, 2023, the Debtors and the Equity Committee filed a notice of completion of briefing, which provided that the briefing of the Foxconn Adversary Motion to Dismiss has been completed and such motion is ready for disposition. Oral argument on the Foxconn Adversary Motion to Dismiss has not been scheduled. The Company currently intends to continue to vigorously oppose that motion and pursue its claims against Foxconn. However, the ultimate determinations regarding the Foxconn Litigation will be made by the New Board and management if the Proposed Plan is confirmed and becomes effective.

If the Bankruptcy Court denies the Foxconn Adversary Motion to Dismiss, the Post-Effective Date Debtors will continue to prosecute the Foxconn Litigation. Any net proceeds from the Foxconn Litigation may enhance the recoveries for holders of Claims and Interests. However, while the Post-Effective Date Debtor Amount includes an estimate of the costs to prosecute the Foxconn Litigation, the actual costs may be significantly higher, which may impair the Company’s ability to pursue the matter. No assurances can be provided as to the outcome or recoveries, if any, of the Foxconn Litigation.

See Note 9 – Commitments and Contingencies – Foxconn Litigation for additional information.

Foxconn Transactions

The Company entered into a series of transactions with affiliates of Hon Hai Technology Group (“HHTG”, either HHTG or applicable affiliates of HHTG are referred to herein as “Foxconn”), beginning with the Agreement in Principal that was announced on September 30, 2021, pursuant to which we entered into definitive agreements to sell our manufacturing facility in Lordstown, Ohio under the Foxconn APA (as defined below) and outsource manufacturing of the Endurance to Foxconn under the CMA. On November 7, 2022, we entered into an Investment Agreement with Foxconn under which Foxconn agreed to make additional equity investments in the Company (the “Investment Agreement”). The Investment Agreement superseded and replaced an earlier joint venture agreement. The Foxconn APA, the CMA and the Investment Agreement together are herein referred to as the “Foxconn Transactions.”

Investment Agreement

Under the Investment Agreement, Foxconn agreed to make additional equity investments in the Company through the purchase of $70 million of Class A common stock, $0.0001 par value per share (“Class A common stock”), and up to $100 million in Series A Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock”), subject to certain conditions, including, without limitation, regulatory approvals and, with regard to the Preferred Stock, satisfaction of certain EV Program (as defined herein) budget and EV

Program milestones established by the parties. The Preferred Stock funding could only be used in connection with planning, designing, developing, engineering, testing, industrializing, certifying, homologating and launching one or more EVs in collaboration with Foxconn (the “EV Program”). See Note 5 – Mezzanine Equity and Note 6 – Capital Stock and Earnings per Share for additional information regarding the terms of the Preferred Stock and terms of the Investment Agreement.

On November 22, 2022, the parties completed the initial closing under the Investment Agreement, pursuant to which Foxconn purchased approximately $22.7 million of Class A common stock and $30 million of Preferred Stock (the “Initial Closing”). The parties also entered in the Registration Rights Agreement on November 22, 2022, pursuant to which the Company agreed to use reasonable efforts to file and cause to be declared effective a registration statement with the SEC registering the resale of the Class A common stock acquired under the Investment Agreement, including any shares of Class A common stock issuable upon conversion of the Preferred Stock.

The Investment Agreement provided for the second closing of Class A common stock (the “Subsequent Common Closing”), at which time, the Company maintains that Foxconn was required to purchase approximately 10% of the Class A common stock for approximately $47.3 million. The Subsequent Common Closing was to occur within 10 business days following the parties’ receipt of a written communication from the U.S. government’s Committee on Foreign Investment in the United States (“CFIUS”) that CFIUS has concluded that there are no unresolved national security concerns with respect to the transactions (“CFIUS Clearance”) and subject to satisfaction of the other conditions set forth in the Investment Agreement (which the Company believes were or would have been satisfied). CFIUS Clearance was received on April 24, 2023, which means the Subsequent Common Closing was to occur on or before May 8, 2023. The Company was ready, willing and able to complete the Subsequent Common Closing on a timely basis.

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

Pursuant to the Foxconn APA, Foxconn purchased Lordstown EV’s manufacturing facility located in Lordstown, Ohio. Lordstown EV had continued to own our hub motor assembly line, as well as our battery module and pack line assets, certain tooling, intellectual property rights and other excluded assets, and had outsourced all of the manufacturing of the Endurance to Foxconn under the Contract Manufacturing Agreement. Lordstown EV also entered into a lease pursuant to which Lordstown EV had leased space located at the Lordstown, Ohio facility from Foxconn for Lordstown EV’s Ohio-based employees for a term equal to the duration of the Contract Manufacturing Agreement plus 30 days (the “Lease Agreement”). The Lease Agreement was cancelled as of December 31, 2023.

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

Research and development costs are presented net of the $18.4 million reimbursement of costs under the Foxconn APA for the year ended December 31, 2022. Included in the $18.4 million reimbursement were approximately $7.7 million of research and development costs incurred in 2021. Also, in connection with the Foxconn APA Closing, the Company issued the Foxconn Warrants (as defined herein), which are exercisable until the third anniversary of the Foxconn APA Closing for 0.13 million shares of Class A common stock at an exercise price of $157.50 per share (the “Foxconn Warrants”). In October 2021, prior to entering into the Foxconn APA, Foxconn purchased 0.48 million shares of the Company’s Class A common stock for approximately $50.0 million.

Contract Manufacturing Agreement

On May 11, 2022, Lordstown EV and Foxconn entered into a manufacturing supply agreement (the “CMA” or “Contract Manufacturing Agreement”) in connection with the Foxconn APA Closing. Pursuant to the CMA, Foxconn was to (i) manufacture the Endurance at the Lordstown facility for a fee per vehicle, (ii) following a transition period, procure components for the manufacture and assembly of the Endurance, subject to sourcing specifications provided by Lordstown EV, and (iii) provide certain post-delivery services. Foxconn did not ultimately provide the aforementioned procurement and post delivery services. The CMA was intended to provide us with an almost entirely variable manufacturing cost structure and to alleviate the burden to invest in and maintain the Lordstown facility.

The CMA required Foxconn to use commercially reasonable efforts to assist with reducing component and logistics costs and reducing the overall bill of materials (“BOM”) cost of the Endurance, and otherwise improving the commercial terms of procurement with suppliers. However, we did not realize any material reduction of raw material or component costs or improvement in commercial terms based on Foxconn’s actions. Foxconn was required to conduct testing in accordance with procedures established by us and we were generally responsible for all motor vehicle regulatory compliance and reporting. The Contract Manufacturing Agreement also allocated responsibility between the parties for other matters, including component defects, quality assurance and warranties of manufacturing and design. Foxconn invoiced us for manufacturing costs on a fee per vehicle produced basis, for certain time and materials related to additional work, and to the extent purchased by Foxconn, component and other costs. Production volume and scheduling were based upon rolling weekly forecasts we provided that were generally binding only for a 12-week period, with some ability to vary the quantities of vehicle type.

The CMA became effective on May 11, 2022, and was to continue for an initial term of 18 months plus a 12-month notice period in the event either party seeks to terminate the agreement. In the event neither party terminated the Contract Manufacturing Agreement following the initial term, it would continue on a month-to-month basis unless terminated upon 12 months’ prior notice. The CMA could also be terminated by either party due to a material breach of the agreement and terminated immediately upon the occurrence of any bankruptcy event. The CMA was not part of the assets assigned under the LandX Asset Purchase Agreement.

Employees

As of February 1, 2024, the Company had 8 full-time employees, all of whose employment by the Company will terminate on the Effective Date. As of the Effective Date, the Proposed Plan provides that the Company’s remaining operations will be overseen by the New Board and the management it appoints. See “Executive Officer Expected to be Appointed as of the Effective Date”.

Corporate History and Information

Lordstown Motors Corp., originally known as DiamondPeak Holdings Corp. (“DiamondPeak”), was incorporated in Delaware on November 13, 2018, as a blank check company for the purpose of effecting a business combination and completed its initial public offering in March 2019. On October 23, 2020 (the “Closing Date”), DiamondPeak consummated the merger pursuant to the Agreement and Plan of Merger, dated as of August 1, 2020 (the “Business Combination Agreement”), by and among DiamondPeak, DPL Merger Sub Corp. (“Merger Sub”) and Lordstown Motors Corp. (“Legacy Lordstown” and now known as Lordstown EV Corporation), pursuant to which Merger Sub merged with and into Legacy Lordstown, with Legacy Lordstown surviving the merger as a wholly-owned subsidiary of DiamondPeak (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination, DiamondPeak changed its name to Lordstown Motors Corp.

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

Upon the occurrence of the Effective Date, the Company is expected to change its name to Nu Ride Inc.

The mailing address of our principal executive office is 2300 Hallock Young Road, Lordstown, Ohio 44481. Our telephone number is (234) 285-4001. Our website address is https://investor.lordstownmotors.com.

Our Class A common stock began trading exclusively on the over-the-counter market on July 7, 2023, under the symbol “RIDEQ.” The NASDAQ Global Select Market filed a Form 25 with the Securities and Exchange Commission on July 27, 2023, to remove the registrant’s Class A common stock from listing and registration on the NASDAQ Global Select Market. Delisting became effective ten days thereafter and deregistration under Section 12(b) of the Act became effective 90 days later. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this report. On and after the Effective Date, the Class A common stock and Preferred Stock will remain outstanding.

Information about our Executive Officers

Below is a list of the names, ages, positions and a brief description of the business experience of each of our executive officers as of February 1, 2024, whose positions and employment will end on the Effective Date, as well as the executive officer that we have been advised by the Equity Committee is expected to be appointed on the Effective Date.

Current Executive Officers

Name	Age	Position
Daniel A. Ninivaggi	59	Executive Chairman
Edward T. Hightower	58	Chief Executive Officer and President (current PEO)
Adam B. Kroll	49	Executive Vice President, Chief Financial Officer, and Secretary

Daniel A. Ninivaggi. Mr. Ninivaggi has served as the Company’s Executive Chairman of the Board since May 2022, and served as the Company’s Chief Executive Officer from August 2021 to July 2022. He served as an independent consultant and board member from September 2019 to August 2021. Mr. Ninivaggi served as Chief Executive Officer of Icahn Automotive Group, LLC (“Icahn Automotive”) and Managing Director of Icahn Enterprises L.P. (“IEP”) - Automotive Segment from March 2017 through August 2019. IEP is a publicly traded diversified holding company and Icahn Automotive is a wholly-owned subsidiary of IEP. Prior to that, from February 2014 until March 2017, Mr. Ninivaggi served as Co-Chairman (from May 2015) and Co-CEO of Federal-Mogul Holdings Corp., an $8 billion automotive supplier (subsequently acquired by Tenneco) to automotive, commercial vehicle and industrial original equipment manufacturers and the independent automotive aftermarket. Mr. Ninivaggi was President and Chief Executive Officer of IEP between 2010 and 2014, at which time IEP operated through ten diverse operating segments. Mr. Ninivaggi has served as the Chairman of Garrett Motion Inc., a publicly traded manufacturer of turbochargers and electro-boosting technologies for transportation and industrial original equipment manufacturers, since April 2021 and has served as a director of numerous other public and private companies, including: Hertz Global Holdings, Inc., a publicly traded car rental company (from September 2014 to June 2021); Metalsa S.A., a privately held manufacturer of frames and other structural components for automotive and commercial vehicles (Advisory Board); Navistar International Corporation, a publicly traded manufacturer of trucks, buses and engines (from August 2017 to October 2018); Icahn Enterprises G.P. Inc., the general partner of IEP (from 2012 to 2015); CVR Energy, Inc., a publicly traded independent petroleum refiner and marketer of high value transportation fuels (from 2012 to 2014); CVR GP, LLC, the general partner of CVR Partners LP, a publicly traded nitrogen fertilizer company (from 2012 to 2014); XO Holdings, a privately held telecommunications company affiliated with IEP (from 2010 to 2014); Tropicana Entertainment Inc., a publicly traded company primarily engaged in the business of owning and operating casinos and resorts (from 2011 to 2015); Motorola Mobility Holdings Inc., a publicly traded mobile phone and electronics manufacturer (from 2010 to 2011); and CIT Group, Inc., a publicly traded bank holding company (from 2009 to 2011). Prior to joining IEP, Mr. Ninivaggi spent six years at Lear Corporation, a publicly traded Tier 1 automotive supplier specializing, at the time, in seating systems, interior components and systems as well as electrical and electronic distribution systems and components. Mr. Ninivaggi began his career at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP before joining Winston & Strawn LLP, where he became partner. He holds a Bachelor of Arts degree from Columbia University, an MBA from the University of Chicago Graduate School of Business, and a Juris Doctor degree (with distinction) from Stanford Law School.

Edward T. Hightower. Mr. Hightower has served as our Chief Executive Officer, President and a director since July 2022, and served as our President from November 2021 to July 2022. Mr. Hightower served as the

Managing director of Motoring Ventures LLC, a global investment and consulting firm for automotive and manufacturing businesses that Mr. Hightower founded, from 2016 to November 2021. At Motoring Ventures, Mr. Hightower advised vehicle and other manufacturing companies, including the Company, on operations, product launches, production, supply chain issues, mergers and acquisitions and a range of other matters. From 2013 to 2016, Mr. Hightower served as Vehicle Line Executive / Executive Chief Engineer – Global Crossovers for General Motors Company. Mr. Hightower has also served in related roles at Ford Motor Company and BMW of North America, Inc. and has more than 30 years of experience in his field. Mr. Hightower has served as a director and member of the audit and compensation committees of Tritium DCFC Limited since January 2022, HEVO Inc. since June 2020 and previously served as a board member of Tempel Steel, Inc. from May 2020 to December 2021 and the Michigan Council — Boy Scouts of America from December 2018 to November 2021.

Adam B. Kroll. Mr. Kroll has served as our Chief Financial Officer and Principal Accounting Officer since October 2021. Mr. Kroll served as the Chief Administrative Officer of Hyzon Motors Inc. from March through July 2021. From October 2020 through January 2021, Mr. Kroll was the interim Chief Financial Officer of UPG Enterprises, a family office operating diversified industrial companies (“UPG”). Prior to his tenure at UPG, Mr. Kroll spent five years at PSAV Holdings, a global event technology services provider, where he served in roles of increasing responsibility, including Treasurer, Head of Corporate Development and Senior Vice President – Finance. Prior to his time at PSAV Holdings, Mr. Kroll served as an investment banker at JP Morgan and elsewhere focusing on the automotive industry where, during his tenure, he advised companies on capital markets, loan and M&A transactions.

Executive Officer Designated under Proposed Plan as of the Effective Date

Name	Age	Position
William Gallagher	65	Chief Executive Officer and President

William Gallagher. We have been advised by the Equity Committee that Mr. Gallagher is expected to be appointed as our Chief Executive Officer and President beginning on the Effective Date, subject to confirmation and effectiveness of the Proposed Plan. Since October 2018, Mr. Gallagher has served as a Managing Director of M3 Partners and has over 35 years of experience in finance, investment, and financial restructurings. Prior to joining M3, Mr. Gallagher was the Chief Executive Officer at WMIH Corp (NASDAQ:WMIH), a public acquisition corporation which was the successor to Washington Mutual, Inc., from May 2015 to July 2018. Prior to WMIH, Mr. Gallagher spent six years as CEO and Chief Risk Officer at Capmark Financial Group, formerly known as GMAC Commercial Mortgage, responsible for its financial restructuring following the global economic crisis and the management of the company’s day-to-day affairs, the restructuring of the company and its assets (including its $12 billion domestic loan portfolio), its bankruptcy process, and its winding down and distribution of assets to creditors and other stakeholders. Mr. Gallagher has a B.S. in business administration from Syracuse University and an MBA from New York University.

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

Summary Risk Factor

Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as described below. The principal factors and uncertainties that make investing in our Class A common stock risky include, among others:

●	our ability to have the Proposed Plan become effective and successfully complete the Chapter 11 Cases by consummating the Proposed Plan that gives effect to proposed settlements with various parties, including the SEC, the Ohio Securities Litigation Lead Plaintiff and the Committees, which is subject to the satisfaction of certain conditions precedent (some of which are beyond our control), appeal by certain parties that could file notices of appeal with respect to the Confirmation Order, if entered, and is otherwise subject to the risks and uncertainties set forth in the Disclosure Statement, which stakeholders are encouraged to read in its entirety;
●	our ability to continue as a going concern and the adequacy of our liquidity and capital resources to maintain our limited expected operations upon our emergence from the Chapter 11 Cases, which includes administering the claims process under the Proposed Plan, other bankruptcy-related costs, pursuing the Foxconn Litigation and other potential claims, identify and consummate a business combination, and seeking to realize value, if any, from our NOLs, including by investigating, evaluating, and pursuing one or more potential merger or acquisition transactions, whether our cash on hand and other resources will be sufficient to allow us to conclude the terms of the Proposed Plan, satisfy any remaining or future obligations related to the Chapter 11 Cases or other current or future litigation, claims and liabilities, and our unlikely access to financing;
●	uncertainty as to whether our Claims Reserve, cash on hand, or proceeds generated from other assets (including any acquired after the Effective Date, if the Proposed Plan is confirmed) will be sufficient to pay all allowed claims and uncertainties regarding the amount of claims allowed for distributions under the Proposed Plan and that such claims will not be significantly greater than may be anticipated, as such estimated amounts are subject to significant risks, uncertainties and assumptions;
●	additional claims will be filed in the Chapter 11 Cases, including on account of rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and administrative claims, for each of which the deadlines to file proofs of claim have not yet passed as of the date of this report; such claims may be substantial and may result in a greater amount of allowed claims than estimated;
●	our ability to pursue, and the potential outcome of, the Foxconn Litigation or other retained causes of action our ability to recover any damages as a result thereof or defend any counterclaims that may be brought;
●	the impact of any contingent liabilities, including indemnification obligations (including the fact that there are claims asserted for unliquidated damages or claims in respect of certain indemnification obligations or otherwise that that we may not be able to estimate, or may be materially more than we estimate), any pending or future litigation or claims, as well as any regulatory action, not discharged in the Chapter 11 Cases, and any additional claims that may be filed in the Chapter 11 Cases, and the potential unavailability of insurance coverage with respect to such litigation or claims, adverse publicity with respect to these matters, as well as the significant ongoing costs associated with such litigation (See Note 9 – Commitments and Contingencies);
●	the impact of the Bankruptcy Court’s ruling on the United States Trustee’s objection to the Debtors’ entitlement to a discharge under the Bankruptcy Code from substantially all debts arising prior to consummation of the Proposed Plan, which, if sustained by the Bankruptcy Court, could result in the Proposed Plan not being confirmed or additional material costs, penalties, fines, sanctions, or injunctive relief against the Debtors for claims that are not ultimately discharged;
●	uncertainty as to any remaining or future value of our Class A common stock or Preferred Stock, which may have little or no value;
●	the impact of the anticipated NOL Trading Restrictions following the Effective Date, the rights, preferences and privileges of the Preferred Stock that are preferential to the rights of Class A common stockholders, the delisting of our Class A common stock, potential issuances of additional shares of Class A common stock on the liquidity and trading price of our Class A common stock and the potential incurrence of debt or issuance of securities that are senior to outstanding equity securities;
●	uncertainty as to whether the Preferred Stock will retain its liquidation preference, which, if due and payable, would entitle it receive to proceeds from any distribution until such preference is satisfied prior to any payment to holders of Class A common stock in a liquidation and, if such preference is not subordinated or otherwise set aside, whether Foxconn will successfully assert a claim that such preference is due and payable, which would likely exhaust the Company’s remaining resources and cause it to cease operations;
●	our actual financial results following our emergence from the Chapter 11 Cases will not be comparable to our historical financial information due to the change in the nature of our business activities upon emergence, and we expect our operating losses to continue to be significant, as restructuring activities, operating expenses, the claims administration process, the Foxconn Litigation and other retained causes of action, among other activities, significantly impact our consolidated financial results;
●	the periodic financial information that we have reported and continue to the Bankruptcy Court is not presented in accordance with GAAP, and may differ materially from information that has been or may in the future be provided in our periodic SEC filings and may reflect estimates based on assumptions that have changed or may change significantly during the course of the Chapter 11 Cases, following emergence, or due to other contingencies;
●	we ceased development activities with respect to future vehicles and sold material assets related to those activities, and we have no revenue-generating operations or assets other than cash on hand, the claims asserted in the Foxconn Litigation, other potential claims that the Company may have against other parties and NOLs, which may have little or no value;
●	uncertainty with respect to the operations of the Company upon emergence from bankruptcy that will be overseen by the New Board and an entirely new management appointed by the New Board, as contemplated by the Proposed Plan, for which there will be limited resources, new and continuing liabilities (including indemnification obligations to directors and officers), and significant costs that may require additional capital to be raised (including through indebtedness obligations or securities, which could be senior in priority to our Class A common stock or Preferred Stock;
●	we will depend on the New Board and management upon our emergence from the Chapter 11 Cases, and our ability to attract and retain new officers and New Board, and the costs associated therewith, is uncertain;
●	as a result of the reduction of, or inability to maintain, insurance coverage, we could be subject to potential losses and unexpected liabilities that could have a material adverse effect on the Company; insurance we historically had, including product liability coverage, has expired or may expire and we may not be able to obtain replacement policies or any such replacement policies may only be available at a substantially higher cost or have materially lower coverage amounts, or both;
●	our ability to maintain adequate financial, information technology and management processes, controls and procedures, particularly in light of the necessary substantial cost-cutting actions, including reduction in personnel, limited resources and anticipated limited support that current management will provide after they are terminated upon effectiveness of the Proposed Plan;
●	our ability to identify any strategic alternative or business combination, with acceptable terms, that would result in profitable operations, generation of cash flow or the realization of any value from our NOLs, and our ability to obtain and comply with the terms and conditions of any financing that may be needed to consummate any such transaction;
●	our ability to use, and any benefit to us from, our NOLs, which may be materially limited or have no value; and
●	our ability to maintain our relationships, or develop new relationships, with the vendors and other third parties providing services that are integral to maintaining our financial, information technology, business data, and other systems used to maintain the limited operations and existence of the Company.

Risks Related to Our Post-Effective Date Operations and Financial Condition

There is substantial doubt regarding our ability to continue as a going concern and the adequacy of our capital resources upon our emergence from the Chapter 11 Cases, and the capital resources we may need are difficult to predict at this time.

We have concluded that there is substantial doubt regarding our ability to continue as a going concern. We face uncertainty regarding the adequacy of our liquidity and capital resources to maintain our limited expected operations upon our emergence from the Chapter 11 Cases. Through the Chapter 11 Cases, we sold material assets used in our operations pursuant to the LandX Asset Purchase Agreement and have no remaining revenue-producing operations and very minimal tangible assets (other than cash on hand, the claims asserted in the Foxconn Litigation and other potential claims that the Company may have against other parties, and NOLs). As of February 1, 2024, we had cash and cash equivalents of approximately $82 million, most of which would be allocated to pay outstanding administrative claims, establish the Claims Reserve for general unsecured creditors (which is subject to increase or decrease as described above), fund the Post Effective Date Debtors’ operations (including prosecuting the Foxconn Litigation), pay the Ohio Securities Litigation Settlement, and make other payments pursuant to the Proposed Plan. The failure of the Proposed Plan to be confirmed and become effective, or any delay thereof, will significantly and adversely affect the likelihood of a Chapter 11 reorganization and could lead to a liquidation. We also may seek a transaction that would enable us to optimize the NOLs; however, we have not identified sources of revenue, earnings, operations or near-term actionable opportunities to acquire potential assets or businesses following the Chapter 11 Cases. We can give no assurances as to the outcome of any efforts to realize any value from our remaining assets.

Claims have been filed against or scheduled by the Debtors in the Chapter 11 Cases. Such Claims remain subject to the Chapter 11 Claims administration process, that pursuant to the terms of the Proposed Plan, which includes certain exceptions, the Claims Ombudsman will have the authority to settle, litigate or otherwise resolve general unsecured Claims against the Debtors. The ultimate amount that will be paid with respect to such Claims cannot be predicted. Subject to the terms of the Proposed Plan, distributions under the Proposed Plan will come from the Company’s assets (including, without limitation, cash generated by or that constitutes the proceeds of assets acquired by the Post-Effective Date Debtors after the Effective Date), which include, but are not limited to, (i) cash on hand as of the Effective Date, (ii) proceeds from the sale of the Debtors’ assets, (iii) proceeds from causes of action retained pursuant to the Proposed Plan (including the Foxconn Litigation) and (iv) insurance proceeds received by the Post-Effective Date Debtors. Distributions will be made to classes of Claims and Interests in order of their respective priorities under the Bankruptcy Code. Although we intend to pay all allowed general unsecured claims in full, with interest as provided by the Proposed Plan, there can be no assurance that the Claims Reserve or the Post-Effective Date Debtors’ other assets will be sufficient to do so given the uncertainties and risks of the claims dispute and settlement process, nor can there be any assurance that the Post-Effective Date Debtor Amount will be sufficient to fund even limited operations of the Post-Effective Date Debtors. Furthermore, we have incurred significant professional fees and other costs in connection with our contingent liabilities and preparation for the Chapter 11 Cases and have continued to incur significant professional fees and costs throughout our Chapter 11 Cases. In addition, we face uncertainty with respect to ongoing and potential future litigation and potential claims not discharged in the Chapter 11 Cases, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses upon our emergence from the Chapter 11 Cases.

The Bankruptcy Code generally provides that the confirmation of a Chapter 11 discharges a debtor from substantially all debts arising prior to consummation of such plan.  Here, the United States Trustee has objected to the Debtors’ entitlement to a discharge.  The objection is expected to be heard at the hearing to consider the Confirmation Order.  If the United States Trustee’s objection is overruled, then, with few exceptions, all claims against the Debtors that arose prior to the consummation of the Proposed Plan (i) would be subject to compromise and/or treatment under the Proposed Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Proposed Plan. However, the outcome and timing of any claims not ultimately discharged is uncertain, and it is possible material costs, penalties, fines, sanctions, or injunctive relief could result from such a matter.

Moreover, notwithstanding the settlement of certain matters concurrent with or as a result of the Proposed Plan effectiveness, we may incur significant costs in connection with the undertakings by the Company as defined in the Offer, which include but are not limited to production of information, documents and personnel. Our Preferred Stock terms include a liquidation preference. This preference amount is equal to $30 million, plus accrued dividends. Pursuant to the Proposed Plan, Foxconn’s Preferred Stock will remain outstanding and its rights with respect to its preferred equity, including with respect to any liquidation preference which has or may become due, are unimpaired. We would vigorously oppose any assertion of Foxconn’s entitlement to receive the liquidation preference, but if we would be unsuccessful, an obligation to pay this amount would likely exhaust our available resources and require us to cease operations entirely. In light of these factors, among others, it is uncertain what value our Class A common stock will have, if any, following the Chapter 11 Cases. See “Management’s Discussion & Analysis – Liquidity” for additional information.

Our ability to obtain additional financing is expected to remain very limited after the Effective Date. There can be no assurance that cash on hand and other resources will be sufficient to allow us to conclude the terms of the Proposed Plan, satisfy any remaining obligations related to the Chapter 11 Cases or litigation, claims and investigations, future liabilities or continue to sustain our limited current operations or potential future plans for our operations.

Further, the Company may require additional capital to be raised (including indebtedness, obligations or securities senior in priority to the Class A common stock or Preferred Stock) in order to acquire any future business or assets as we seek to realize value from the NOLs. There can be no assurance of the terms on which such financing may be available or if such financing would be available at all. Our ability to raise certain forms of capital, particularly the issuance of equity securities, is significantly limited because of the ownership change restrictions required to preserve the NOLs and the limited trading activity and liquidity of our Class A common stock.

The amount of claims allowed could significantly exceed our estimates.

The Bankruptcy Court established October 10, 2023, as the general bar date for all creditors (except governmental entities) to file their proof of claim or interest, and December 26, 2023, as the bar date for all governmental entities, which was extended until January 5, 2024, in the case of the SEC. In addition, the deadline for parties to file proofs of claim arising from the Debtors’ rejection of an executory contract or unexpired lease is the later of (a) the general bar date or the governmental bar date, as applicable and (b) 5:00 p.m. (ET) on the date that is 30 days after the service of an order of the Bankruptcy Court authorizing the Debtors’ rejection of the applicable executory contract or unexpired lease. Finally, pursuant to the Proposed Plan, the deadline for parties to file administrative claims against the Debtors (i.e., claims for costs and expenses of administration of the Debtors’ Estates, including (i) the actual and necessary costs and expenses incurred after the Petition Date and through the Effective Date of preserving the Estates and operating the businesses of the Debtors, including wages, salaries, or commissions for services rendered after the Petition Date; (ii) professional fee claims; and (iii) fees and charges payable to the U.S. Trustee) is 30 days following the effective date of the Proposed Plan. Claimants may have the ability to amend their proofs of claim that could significantly increase the total claims, beyond our estimates or reserve. Furthermore, proofs of claim have been filed asserting unliquidated damages or claims in respect of certain indemnification obligations or otherwise, that we may not be able to estimate, or may be materially more than we estimate.

Although the Proposed Plan contemplates a Claim Reserve that is anticipated to be approximately $45 million, as of the date of this report, to pay allowed general unsecured claims under the Proposed Plan, it is subject to change. Although we intend to pay all allowed claims, including general unsecured claims, in full with interest as provided by the Proposed Plan (assuming the proposed Plan is confirmed and becomes effective), there can be no assurance that the Claims Reserve, the Post-Effective Date Debtors’ other assets, or our remaining Post-Effective Date Debtor Amount of cash will be sufficient to do so given the uncertainties and risks of the claims dispute and settlement process. There can be no assurance regarding the amount of claims that may be allowed for distributions under the Proposed Plan or that such claims will not be significantly greater than may be anticipated which, could in turn result in the value of distributions to stakeholders being delayed, reduced, or eliminated entirely. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against us.

Moreover, additional claims will be filed in the Chapter 11 Cases, including on account of rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and administrative claims for each of which (as noted directly above) the deadlines to file proofs of claim have not yet passed as of the date of this report. Such Clams may be substantial and may result in a greater amount of allowed Claims than estimated. Further, if the United States Trustee is successful in its objection to the Debtors’ entitlement to a discharge under the Bankruptcy Code from substantially all debts arising prior to consummation of the Proposed Plan, this could result in the Proposed Plan not being confirmed or additional material costs, penalties, fines, sanctions, or injunctive relief for claims that are not ultimately discharged.

The Proposed Plan, or any amended or subsequent plan, may not be confirmed or become effective.

The Proposed Plan may not be confirmed by the Bankruptcy Court. Even if confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control), appeal by certain parties that could file notices of appeal with respect to the Confirmation Order, if entered, and is otherwise subject to the risks and uncertainties set forth in the Disclosure Statement, which stakeholders are encouraged to read in its entirety. There can be no assurance that the Proposed Plan will be confirmed by the Bankruptcy Court, that such conditions will be satisfied or that any such appeals will be dismissed and, therefore, that the Proposed Plan will become effective and that we will emerge from the Chapter 11 Cases as contemplated by the Proposed Plan. Further, the Proposed Plan was developed based on various assumptions regarding the Debtor’s potential assets and liabilities and the involvement of numerous parties, which assumptions may prove to be incorrect and could render the Proposed Plan unsuccessful and any payments thereunder may differ from estimates. If emergence is delayed, we may not have sufficient cash available to operate and consummate the Proposed Plan. In that case, we may need new or additional financing, which would not likely be available or, if available, which may significantly increase the cost of consummating the Proposed Plan or any amended or alternative chapter 11 plan. There can be no assurance of the terms on which any such financing may be available or if such financing will be available. If the transactions contemplated by the Proposed Plan are not completed, it may become necessary to amend the Proposed Plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Cases. As a result, there can be no assurance as to whether we will successfully emerge from the Chapter 11 Cases or, if we do successfully emerge, as to when we would emerge from the Chapter 11 Cases. If we are unable to successfully emerge from the Chapter 11 Cases under the Proposed Plan in the near-term, we may not be able to conduct any business and be forced to liquidate.

Furthermore, if the Proposed Plan or an alternative plan under Chapter 11 does not become effective, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of Claims and Interests or upon the showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. Although the value, if any, that would be available to any of our various stakeholders (including creditors and stockholders) would be uncertain in any bankruptcy proceeding, we believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the potential that a Chapter 7 Trustee may not pursue certain causes of action as effectively as the Litigation Trust or the Post-Effective Date Debtors. We further believe that such a liquidation would likely eliminate the NOLs.

The Company’s actual financial results following our emergence from bankruptcy will not be comparable to the Company’s historical financial information.

Due to the Company’s aggressive actions to cut costs and preserve cash, the Chapter 11 Cases and consummation of the LandX Asset Purchase Agreement, the nature of our business activities upon emergence will be materially different than those prior to filing the Chapter 11 Cases on June 27, 2023. Furthermore, following emergence from the Chapter 11 Cases, we expect our operating losses to continue to be significant, as restructuring activities, operating expenses, the claims administration process, the Foxconn Litigation and other retained causes of action, among other activities, significantly impact our consolidated financial results. The Bankruptcy Court established October 10, 2023, as the deadline by which parties were required to file proofs of claim in the Chapter 11 Cases and December 26, 2023, for all governmental entities to file their proofs of claim (the SEC’s deadline to file its proof of claim was extended to January 5, 2024). The Proposed Plan provides that the Claims Ombudsman will be appointed on the Effective Date. The Post-Effective Date Debtors1 and the Claims Ombudsman, as applicable, will review and analyze all claims. Pursuant to the terms of the Proposed Plan, which includes certain exceptions, the Claims Ombudsman will have the authority to settle, litigate or otherwise resolve general unsecured Claims against the Debtors.

We cannot provide any assurances regarding what our total actual liabilities based on such claims will be. As a result, our historical financial performance, including information presented as of December 31, 2023, is likely not indicative of our financial performance after the Effective Date.

In particular, the amount and composition of our assets and liabilities will be significantly different as a result of the Chapter 11 Cases, and the description of our operations, assets, liabilities, contingencies, liquidity and capital resources included in our periodic reports or in any filing we have made or may make with the Bankruptcy Court may not accurately reflect such matters following the Chapter 11 Cases or the value of our remaining assets and liquidity in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result. We are conducting an extensive claims reconciliation process to analyze the Claims asserted against the Company as of the date of this report. Additional claims will be filed in the Chapter 11 Cases, including on account of rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and administrative claim, as to each of which the deadlines to file proofs of claim have not yet passed as of the date of this report, which may be substantial and may result in a greater amount of allowed Claims than estimated. Claimants may have the ability to amend their proofs of claim that could significantly increase the total claims, beyond our estimates or reserve. Furthermore, proofs of claim have been filed asserting unliquidated damages or claims in respect of certain indemnification obligations or otherwise that we may not be able to estimate, or may be materially more than we estimate. In addition, we face uncertainty with respect to liabilities for ongoing and potential future litigation and claims, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses that cannot yet be determined and may be significantly higher than any related accruals. The periodic financial information reported to the Bankruptcy Court is not presented in accordance with GAAP and may differ materially from information that has been or may in the future be provided as of quarter or year-end in our periodic reports that incorporate typical adjustments and accounting policies and may reflect estimates based on assumptions that may change significantly upon our emergence from the Chapter 11 Cases or due to other contingencies, and, as applicable, is subject to all of the disclaimers presented therewith.

1 We are reviewing the document for consistency between Ombudsman and Debtors vs either individual.

Further, if the Proposed Plan does not become effective or is delayed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of Claims and Interests or upon the showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Company’s assets for distribution in accordance with the priorities established by the Bankruptcy Code. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

We currently have no revenues and limited operations and assets, which makes it difficult for us to evaluate our future business prospects.

We are a company with a limited operating history and very limited revenue prior to commencing the Chapter 11 Cases. Shortly after the Petition Date, we ceased production of the Endurance and new program development. On August 8, 2023, the Bankruptcy Court approved our procedures for conducting a comprehensive marketing and sale process for some, all, or substantially all of our operating assets. On September 29, 2023, we entered into the LandX Asset Purchase Agreement, pursuant to which the Purchaser agreed to acquire specified assets of the Company related to the design, production and sale of EVs focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assume certain specified liabilities of the Company for a total purchase price of $10.2 million in cash. As a result, we do not hold assets that are of the type that were previously used in our operations. We cannot provide assurances as to the value of our assets, including potential recovery in the Foxconn Litigation and other retained causes of action or our NOLs.

Further, upon emergence from bankruptcy, we may need to continue to maintain or develop new relationships with vendors and other third parties, including those providing services that are integral to maintaining our financial, information technology and other systems used to operate. We may face higher costs and limited opportunities to establish favorable terms and conditions for these relationships in light of our financial condition and business prospects. This may further hinder our ability to maintain adequate financial, information technology and management processes, controls and procedures and pursue possible future business opportunities.

As the Company currently has limited operations and assets whose value is uncertain, there is a risk that we will be unable to continue as a going concern. We have no significant income-generating assets and limited financial resources. We anticipate relying upon the Post-Effective Date Debtor Amount to sustain operating expenses, unless or until the consummation of a business combination or we are able to secure additional funding, if at all. We cannot provide any assurance that we will identify a suitable business opportunity, consummate a business combination or that our choice of business combination will result in profitable operations, the ability to generate cash or the effective utilization of our NOLs. Moreover, there can be no assurance that financing will be available to us on favorable terms and timing or at all. We and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, or if there is continued doubt about our ability to do so, the value of your investment would be materially and adversely affected. We cannot predict or quantify the ultimate impact that events that have occurred during or upon our emergence from the Chapter 11 Cases may have on ultimate recovery for stakeholders, including creditors and stockholders.

The Proposed Plan provides for the appointment of the New Board on the Effective Date. The New Board will control the Company’s activities from that point forward and there can be no assurance as to what, if any, operations the Company will conduct.

The Proposed Plan provides for the appointment of the New Board as of the Effective Date of the Proposed Plan. The New Board has been identified by the Equity Committee with the consent of the Debtors. The New Board will, among other things, oversee and direct the administration of the Post-Effective Date Debtors’ operations in accordance with the Proposed Plan. On the Effective Date, or as soon as is reasonably practicable thereafter, the New Board is expected to establish such procedures and protocols as it deems necessary to carry out its duties and appoint officers of the Post-Effective Date Debtors. The officers of the Post-Effective Date Debtors will have the rights and responsibilities set forth in the New Organizational Documents, which , under the Proposed Plan and subject to effectiveness, include provisions to facilitate the preservation of the Company’s NOLs. There can be no assurance regarding the activities that the Post-Effective Date Debtors may conduct or further plans that the New Board may develop for the Post-Effective Date Debtors.

We will depend on the New Board and a newly appointed management to navigate our emergence from the Chapter 11 Cases and contribute to our ability to realize future value of our remaining assets, and if we are unable to attract, retain, manage, and appropriately compensate our new officers and New Board, our ability to meet our financial reporting obligations, achieve our anticipated operating costs, and to realize value from our remaining assets and litigation claims could be adversely affected.

Our ability to successfully emerge from the Chapter 11 Cases and realize the value of our remaining assets is based on the service of the New Board and newly appointed management. We may not be able to attract, appropriately compensate, incentivize or retain our new officers and the New Board. As of the Effective Date, the employment by the Company of our remaining executive officers and employees will end and, under the Severance Agreements, they will provide limited further transitional consulting support. Some of our employees were, and others may be, subject to claims and risks of litigation for which indemnification may be uncertain. We may not be able to attract and retain the services of such individuals, who work for us on an at-will basis and will provide limited support after the Effective Date.

Attrition has caused, and may continue to cause, us to engage third parties to perform the work needed to sustain our operations and meet our financial reporting requirements as a public company as well as other regulatory requirements. Such third parties are likely to be more costly and less efficient than if we were to be able to use our own employees. If our key employees or consultants fail to work effectively and to execute our plans or our emergence from the Chapter 11 Cases, including our efforts to realize value from our remaining assets including through resolving and pursuing litigation and other claims, could adversely affect the Company.

Moreover, upon our emergence from the Chapter 11 Cases, we expect our operations to be limited. If, however, we increase our operations in the future, we may need to hire and train additional personnel. If we are unable to attract and retain sufficiently experienced and capable personnel, our business and financial results may suffer.

We expect to further streamline our operations in connection with and upon our emergence from the Chapter 11 Cases but legal expenses may remain high.

In connection with and upon our emergence from the Chapter 11 Cases, the Company Post-Effective Date Debtors expect to incur significant legal expenses to pursue retained causes of action. However, they may also take measures to further streamline its operations and seek to reduce its general and administrative expenses, which may include, among other things, reducing or no longer maintaining insurance coverage, scaling back our information technology systems and reducing our management infrastructure. Changes in our operations in connection with the Chapter 11 Cases has reduced our need to maintain insurance coverage at previous levels or to carry certain insurance policies. Insurance we presently have may expire and we may not be able to obtain replacement policies or such policies may require substantially higher cost or have materially lower coverage amounts, or both. In some cases, our insurance policies have expired or may expire in the very near term and if we are not able to obtain replacement coverage, could have a material adverse effect on the Company if there were to be a material loss. If we reduce or no longer maintain insurance coverage, though, we may be subject to potential losses and unexpected liabilities. Further, though we do not anticipate collecting or storing any significant confidential information related to customers, consumers, employees or vendors, we may be at increased risk of disruptions, cyberattacks or security breaches. We also anticipate all current employees to be terminated on the Effective Date and expect that

New Board and management will rely upon outsourcing of certain skills or capabilities as necessary to manage our limited operations. It is impossible to predict what, if any, errors, delays, breaches or system disruptions might occur as the result of changes in controls or a reduced workforce. Implementing these measures may adversely impact the Company’s operations and increase liability exposure and our susceptibility to other risks inherent to operating the Company with significantly limited resources and personnel.

We are or may be subject to risks associated with business combinations, strategic alliances, joint ventures, or acquisitions.

In the future, the Company expects to investigate and, if such investigation warrants, enter into a business combination, acquire a target company or business or enter into strategic alliances, including joint ventures, minority equity investments or other transactions and arrangements with various third parties seeking the perceived advantages of being a publicly traded corporation and possible realization of the value of the NOLs. These business opportunities may be complex and could subject us to a number of risks. The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained. We may not have sufficient resources to consummate a business combination. It is also impossible to predict the manner in which the Company may participate in a business opportunity. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. There can be no assurance that an attractive business opportunity will be identified, be available on acceptable terms, that financing will be available to consummate any transaction or that it would result in profitable operations, generation of cash flow, or the realization of any value from the NOLs.

The Company’s ability to use some or all of its NOLs to offset future income or realize any potential value may be limited.

At December 31, 2023 the Company had $993.2 million and $880.3 million of federal and state and local net operating losses, respectively, and the Company incurred and may also continue to incur in connection with the Proposed Plan significant NOLs. The Company’s ability to use some or all of these NOLs are subject to certain limitations. Under Section 382 of the Internal Revenue Code, if a corporation (or a consolidated group) undergoes an “ownership change,” such NOLs may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years). The New Charter, as provided in the Proposed Plan and subject to effectiveness, will contain the NOL Trading Restrictions, which seek to prevent an ownership change that would limit the availability of the NOLs.

The Company and its advisors conducted a preliminary analysis to determine if an ownership change has occurred since November 2020 and the substantial majority of its NOLs to determine if our other tax attributes are limited by Section 382 of the Internal Revenue Code, and believe an ownership change has not occurred. However, the Company has not completed a detailed analysis or received a formal opinion from any authority confirming the preliminary analysis. Whether the Company underwent or will undergo an ownership change as a result of the transactions in the Company’s equity that have occurred or will occur pursuant to the Proposed Plan (or otherwise) depends on several factors outside the Company’s control and the application of certain laws that are uncertain in several respects. Accordingly, there can be no assurance that the IRS would not successfully assert that the Company has undergone or will undergo an ownership change pursuant to the Proposed Plan or an alternative plan of reorganization, or otherwise. In addition, even if these transactions did not cause an ownership change, they may increase the likelihood that the Company may undergo an ownership change in the future. If the IRS successfully asserts that the Company did undergo, or the Company otherwise does undergo, an ownership change, the limitation on its NOLs under Section 382 of the Internal Revenue Code would likely have a material adverse effect on the value of the Company’s stock and its ability to consummate a business combination.

Risks Relating to Claims, Regulation and External Events

We filed litigation against Foxconn with the Bankruptcy Court seeking substantial damages for fraudulent and tortious conduct and contractual breaches the Company believes were committed by Foxconn, which under the Proposed Plan will be preserved and continue upon the Company’s emergence from the bankruptcy proceedings, but no assurances can be provided that our claims against Foxconn will be successful or that we will recover any damages as a result thereof.

On June 27, 2023, the Company filed the Foxconn Litigation against Foxconn in the Bankruptcy Court seeking relief for contractual breaches and fraudulent and tortious actions that the Company believes were committed by Foxconn, which have caused substantial harm to our operations and prospects and significant damages.

The Foxconn Litigation involves allegations of wrongful conduct by Foxconn, which induced the Company to enter into a series of agreements, including the Agreement in Principle, the Foxconn APA, the CMA and the Investment Agreement. Pursuant to the Proposed Plan, the Company would emerge from the bankruptcy proceedings and the Foxconn Litigation and other causes of action of the Debtors would be preserved and continue. The Debtors are vigorously pursuing the Foxconn Litigation claims and seeking substantial damages from Foxconn. On September 29, 2023, Foxconn filed a motion to dismiss all counts of the Foxconn Litigation and brief in support of the same (the “Foxconn Adversary Motion to Dismiss”), asserting that all of the Company’s claims are subject to binding arbitration provisions and that the Company has failed to state a claim for relief. The Debtors believe that the Foxconn Adversary Motion to Dismiss is without merit and, on November 6, 2023, the Company filed an opposition to Foxconn’s Adversary Motion to Dismiss. Foxconn filed a reply in support of the Foxconn Adversary Motion to Dismiss on November 30, 2023. On December 7, 2023, the Debtors and the Equity Committee filed a notice of completion of briefing, which provided that the briefing of the Foxconn Adversary Motion to Dismiss has been completed and such motion is ready for disposition. The Bankruptcy Court has not yet scheduled the oral argument on the Foxconn Adversary Motion to Dismiss. The Company currently intends to continue to vigorously oppose that motion and pursue its claims against Foxconn. However, the ultimate determinations regarding the Foxconn Litigation will be made by the New Board and management if the Proposed Plan is confirmed and becomes effective.

No assurances can be provided that our claims against Foxconn will be successful or that the Debtors will recover any damages as a result thereof or that Foxconn will not assert counterclaims. Furthermore, the Company will incur significant costs to pursue the Foxconn Litigation.

We have significant contingent liabilities, the full scope of our liabilities is uncertain, and we may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition, results of operations and prospects.

The Company is subject to significant contingent liabilities, including, but not limited to, potential indemnification obligations to current and former directors and officers named in the actions described in this report. See Note 9 – Commitments and Contingencies. The full scope of the Company’s contingent liabilities is uncertain at this time. The Bankruptcy Code generally provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to consummation of such plan.  Here, the United States Trustee has objected to the Debtors’ entitlement to a discharge.  The objection is expected to be heard at the hearing to consider the Confirmation Order.  If the United States Trustee’s objection is overruled, then, with few exceptions, all claims against the Debtors that arose prior to the consummation of the Proposed Plan (i) would be subject to compromise and/or treatment under the Proposed Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Proposed Plan. However, the outcome and timing of any claims not ultimately discharged is uncertain, and it is possible material costs, penalties, fines, sanctions, or injunctive relief could result from such a matter. As a result, an adverse ruling with respect to potential matters could have a material impact on our financial condition, results of operations, liquidity and cash flows and recoveries for creditors and stakeholders. We are conducting an extensive claims reconciliation process to analyze the Claims asserted against the Company that does not reflect potential material government claims. Additional claims will be filed in the Chapter 11 Cases, including on account of rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and administrative claims, for each of which the deadlines to file proofs of claim have not yet passed as of the date of this report, which may be substantial and may result in a greater amount of allowed Claims than estimated.

Further, the Company’s obligations under the Safety Act administered by NHTSA for the vehicles it has manufactured and sold and has not repurchased continue in force following the Chapter 11 Cases. During the Chapter 11 Cases, the Company’s obligations were treated as a claim of the United States government against the Company. If and when the Company completes its Chapter 11 Cases, NHTSA may argue that all applicable Safety Act obligations continue to apply to the remaining vehicles and the post-Effective Date Company would also be responsible for fulfilling any pre-existing Safety Act related responsibilities (e.g., remedying vehicles already under a safety recall). We have repurchased and destroyed all but two of the vehicles that we sold (other than the vehicles sold to LAS Capital or its affiliates, for which it assumed warranty, product liability and recall liabilities). We cannot predict the future costs associated with those two vehicles, if any.

We face risks and uncertainties related to ongoing and potential future litigation and claims, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses.

We are and have been subject to extensive litigation, including securities class action litigation, shareholder derivative suits, a stockholder class action, an SEC investigation, among other disputes. We may in the future be subject to, or become a party to, additional litigation, claims, regulatory actions, and government investigations and inquiries, as we may be subject to claims by customers, suppliers, vendors, contractors, competitors, government agencies, stockholders or other parties regarding our products, development, accidents, advertising, securities, contract and corporate matter disputes, intellectual property infringement matters and employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability or violation of wage and labor laws. These proceedings and incidents include claims for which we have no or limited insurance coverage. The Company has potential indemnification obligations with respect to the current and former directors named in various lawsuits that have been or may be filed, which obligations may not be covered by the Company’s applicable directors and officers’ insurance. See Note 9 – Commitments and Contingencies.

These claims have diverted and may in the future divert our financial and management resources that would otherwise be used to benefit our operations, increased our insurance costs and caused reputational harm. We have already incurred, and expect to continue to incur, significant legal expenses in defending against any claims not discharged in the Chapter 11 Cases. Further, the ongoing expense of lawsuits, investigations and any substantial settlement payment by us or damages award enforceable against us could have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows and adversely affect our ability to successfully execute the Proposed Plan under Chapter 11 and emerge from the Chapter 11 Cases, realize value for our remaining assets and make any distribution and, if so, the amount of such distribution, to our stockholders.

While we currently carry workers’ compensation, fiduciary liability and directors’ and officers’ insurance policies, coverage amounts are limited. In some cases, we may not maintain any insurance coverage at all or may reduce coverage due to lack of funding or insurers being unwilling to provide coverage at all, or at a substantially higher cost. In some cases, our insurance policies have expired or may expire in the very near term, which could have a material adverse effect on the Company if there were to be a material loss. Additionally, the policies that we do have may include significant deductibles and exclusions, and we cannot be certain that our insurance coverage will be applicable to or sufficient to cover all current and future claims against us. We have, and may continue to seek to reduce or eliminate our insurance coverage or certain policies in the future.

The insurers under the main tower of the director and officer insurance program that the Company bound in October 2020 (the “2020 D&O Program”) have asserted a denial of coverage with respect to numerous ongoing matters, including the Ohio Securities Litigation and various shareholder derivative actions, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The primary insurer has identified other potential coverage issues as well. Excess coverage attaches only after the underlying insurance has been exhausted, and generally applies in conformance with the terms of the underlying insurance. We are analyzing the insurer’s position and intend to pursue any available coverage under the 2020 D&O Program and other insurance. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which have been significant. The insurers in the Side A D&O insurance portion of the 2020 D&O Program, providing coverage for individual directors and officers in derivative actions and certain other situations that are claimed during the coverage period of the 2020 D&O Program, have issued a denial of coverage, which may limit the availability of coverage for at least some individuals and/or claims.

In addition, as a result of the Chapter 11 Cases, we have been and may be subject to additional litigation or other claims related to the Foxconn dispute and bankruptcy, dissolution and liquidation. The resolution of outstanding claims will be subject to the bankruptcy process.

The filing of the Chapter 11 Cases established an automatic stay of proceedings against the Company and the Bankruptcy Court established October 10, 2023, as the deadline by which parties were required to file proofs of claim in the Chapter 11 Cases and December 26, 2023, for all governmental entities to file their proofs of claim (which was extended to January 5, 2024, for the SEC). In addition, additional claims will be filed on account of executory contracts and unexpired leases rejected pursuant to the Proposed Plan and administrative claims. At this time, the Company cannot predict the results of the ongoing proceedings or the interim and ultimate determinations regarding the claims that have been filed (or that may be filed) in the Bankruptcy Court. Furthermore, proofs of claim have been filed asserting unliquidated damages or claims in respect of certain indemnification obligations or otherwise, that we may not be able to estimate, or may be materially more than we estimate. Although we have allocated a significant amount to pay outstanding administrative claims, establish the Claims Reserve for general unsecured creditors (which is subject to increase or decrease), fund the Post Effective Date Debtors’ operations (including prosecuting the Foxconn Litigation), pay the Ohio Securities Litigation Settlement, and make other payments pursuant to the Proposed Plan, future resolution of these matters and the outcome of the claims dispute and settlement process could result in changes in management’s estimates of losses, which could be material to our consolidated financial results.

Within Liabilities subject to compromise, as of December 31, 2023, the Company had accruals of $6.5 million for certain of its outstanding legal proceedings and potential related obligations, including the stockholder and securities actions, government claims and indemnification obligations described in more detail in Note 9 – Commitments and Contingencies and may or may not be offset by insurance. As of December 31, 2022, these amounts totaled $35.9 million, and were recorded within accrued and other liabilities. The accruals do not include potential legal fees and other costs or obligations that may be incurred by the Company in connection with such matters. for certain of its outstanding legal proceedings and potential related obligations, including the stockholder and securities actions, government claims and indemnification obligations and may or may not be offset by insurance. The amount accrued as of December 31, 2023, reflects the settlement terms contained in the Proposed Plan for the Ohio Securities Litigation and the Offer and OIP with the SEC, as well as the indemnification claims that are subject to proofs of claim filed by the defendants in the Delaware Class Action Litigation. The accrual does not include potential legal fees and other costs that may be incurred by the Company in connection with such matters. Upon effectiveness of the Proposed Plan, and the releases provided to the Company as part of the Proposed Plan and the SEC’s obligation to withdraw its proof of claim (for which the Company has been advised that the conditions thereto would be satisfied), the Company currently expects its obligations for these matters to be limited to the $3 million it will have contributed into escrow for the Ohio Securities Litigation Settlement and a potential indemnification obligation claim of $3.5 million (excluding potential legal fees); provided, however, (a) the Company does not concede that it is liable for, and has not determined whether it will object to some or all of the indemnification claims and these claims are subject to dispute as part of the Chapter 11 claims administration process and (b) the Company potentially could have indemnification obligations to individual defendants not released under the settlement (as the treatment of such claims and their amounts are not known, the Company has not recorded any reserve with respect to such obligations). Additional potential recovery by the plaintiffs in the Ohio Securities Litigation would occur if proceeds are received from litigation and other causes of action being retained by the Debtors following the Effective Date (net of actual reasonable costs incurred in prosecuting such retained causes of action) in an amount of up to $7 million; however, the potential outcome of such matters, and whether any proceeds will be received, cannot be predicted at this time.

With respect to other current and potential legal claims and obligations, the Company continues to evaluate the potential resolution and impact of these matters in light of the applicable provisions of the Bankruptcy Code, indemnification rights and the terms of the Proposed Plan, which in some cases may limit any recovery to available insurance coverage, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher. See Note 9 – Commitments and Contingencies.

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

We are subject to laws, regulations and rules enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal and regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time-consuming and costly.

Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, prospects and results of operations. It is difficult to predict what impact, if any, changes in federal laws and policies will have on our business and industry or the economy as a whole. As a general matter, failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are subject to risks related to health epidemics and pandemics, and natural and man-made disasters, which have and may in the future adversely affect our business and financial condition.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the ongoing effects of the COVID-19 pandemic, as well as natural disasters, such as earthquakes, floods, snowstorms, typhoon, or fires, and the occurrence of geopolitical events such as war, terrorism, civil unrest, political instability, environmental or climatic factors. The effects and potential effects of such events, including, but not limited to, their impacts on general economic conditions, trade and financing markets and continuity in business operations, create significant uncertainty.

Risks Related to Our Securities and Being a Public Company

Trading in our Class A common stock is highly speculative and poses substantial risks.

Our capital structure upon our emergence from bankruptcy is anticipated to remain the same as the capital structure upon filing the Chapter 11 Cases, with our shares Class A common stock, warrants to purchase Class A common stock and Preferred Stock remaining outstanding.  Existing holders of our Class A common stock may find that their shares have little or no value upon our emergence from bankruptcy and the exercise price of outstanding warrants is significantly above the current market price of our Class A common stock. Any trading in our Class A common stock may be very limited and during the pendency of the Chapter 11 Cases and after the Effective Date remains highly speculative and will pose substantial risks.

In addition, the Proposed Plan and proposed New Charter include the NOL Trading Restrictions, which are provisions designed to enable the Company to optimize its NOLs following the Effective Date of the Proposed Plan, which generally restrict transactions involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.5% or more of all issued and outstanding shares of Class A common stock).

Upon our emergence from the Chapter 11 Cases, the value that may be available to our various stakeholders, including our creditors and stockholders, is uncertain and our ability to generate value for stakeholders, if any, will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others, those described elsewhere in this report and subsequent filings that we make with the SEC. Accordingly, the Company urges extreme caution with respect to existing and future investments in its Class A common stock.

In order to protect our ability to utilize our NOLs as of the Effective Date, our New Charter will include certain transfer restrictions with respect to our stock, which may limit the liquidity of our Class A common stock.

To reduce the risk of a potential adverse effect on our ability to use our NOLs for U.S. Federal income tax purposes, as of the Effective Date our Charter is anticipated to contain, subject to certain exceptions, the proposed NOL Restrictions with respect to our stock involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.5% of all issued and outstanding shares of Class A common stock). Any transferee receiving shares of Class A common stock or Preferred Stock that would result in a violation of such restrictions would not be recognized as a stockholder of the Company or entitled to any rights of shareholders, including, without limitation, the right to vote and to receive dividends or distributions, whether liquidating or otherwise, in each case, with respect to the shares of stock causing the violation. The proposed NOL Restrictions may adversely affect the ability of certain holders of our Class A common stock to dispose of or acquire shares of our Class A common stock and may have an adverse impact on the liquidity of our stock generally.

We have issued shares of Preferred Stock that, subject to the outcome of the Foxconn Litigation, ranks senior to our Class A common stock in priority of distribution rights and rights upon our liquidation, dissolution or winding up, accrues dividends and is convertible into Class A common stock and provides associated corporate governance rights and rights with respect to subsequent transactions, which may adversely affect and/or limit the influence of holders of our Class A common stock.

On November 7, 2022, the Company and Foxconn entered into the Investment Agreement, pursuant to which Foxconn invested $52.7 million to purchase 0.48 million shares of Class A common stock (such amount giving effect to the Reverse Stock Split), and 0.3 million shares of Preferred Stock, and agreed to purchase (a) an additional 10% of our Class A common stock for $47 million subject to the receipt of CFIUS Clearance and satisfaction of other conditions set forth in the Investment Agreement and (b) up to an additional $70 million of Preferred Stock in two tranches subject to the parties agreeing to an EV Program budget and attaining certain EV Program milestones to be established by the parties, and the other conditions. The first tranche would have been in an amount up to 0.3 million shares for an aggregate purchase price of $30 million; and the second tranche would have been in an amount up to 0.4 million shares for an aggregate purchase price of $40 million.

Foxconn has failed to proceed with the Subsequent Common Closing or any Subsequent Preferred Funding. As a result of Foxconn’s actions, the Company was deprived of critical funding necessary for its operations. The Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for fraudulent and tortious conduct, as well as breaches of the Investment Agreement and other agreements, the parties’ joint venture agreement, the Foxconn APA, and the CMA that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. See Part I – Item 1 Business and Note 9 – Commitments and Contingencies for additional information.

Even though the Subsequent Common Closing and any Subsequent Preferred Funding never occurred, Foxconn has, subject to the outcome of the Foxconn Litigation, significant ownership, rights and preferences with respect to our equity securities which may adversely affect and/or limit the influence of holders of our Class A common stock.

The Preferred Stock ranks senior to our Class A common stock with respect to dividend rights, rights on the distribution of assets on any liquidation or winding up of the affairs of the Company and redemption rights. Upon any dissolution, liquidation or winding up, holders of the Preferred Stock will be entitled to receive distributions in cash in an amount per share equal to the greater of (1) the sum of $100 per share plus the accrued unpaid dividends with respect to such share and (2) the amount the holder would have received had it converted such share into Class A common stock immediately prior to the date of such event, before any distributions shall be made on any shares of our Class A common stock. This preference amount is equal to $30 million, plus accrued dividends. Pursuant to the Proposed Plan, Foxconn’s rights with respect to its preferred equity, including with respect to any liquidation preference which has or may become due, is unimpaired. We intend to vigorously oppose Foxconn’s entitlement to receive the liquidation preference, but if we are unsuccessful, an obligation to pay this amount could exhaust our available resources and require us to cease operations entirely. In addition, holders of the Preferred Stock are entitled to receive dividends at a rate equal to 8% per annum, which accrue and accumulate whether or not declared. The holders of the Preferred Stock also participate with any dividends payable in respect of any junior or parity stock. Such dividend obligations could limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights described above could also result in divergent interests between the holders of shares of Preferred Stock and the holders of our Class A common stock.

Pursuant to the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware (the “Certificate of Designations”), and subject to the Ownership Limitations (defined below), commencing on November 7, 2023, the Preferred Stock became convertible at the option of the holder into a number of shares of Class A common stock obtained by dividing the sum of the liquidation preference (i.e., $100 per share) and all accrued but unpaid dividends with respect to such share as of the applicable conversion date by the conversion price as of the applicable conversion date. The conversion price currently is $29.04 per share and it is subject to customary adjustments. At any time following the third anniversary of the date of issuance, the Company can cause the Preferred Stock to be converted if the volume-weighted average price of the Class A common stock exceeds 200% of the Conversion Price for a period of at least twenty trading days in any period of thirty consecutive trading days. Foxconn’s ability to convert is limited by clauses (i) and (ii) of the definition of the Ownership Limitations.

In addition, all holders of shares of Preferred Stock are entitled to vote with the holders of Class A common stock on all matters submitted to a vote of stockholders of the Company as a single class on an as-converted basis; provided, that no holder of shares of Preferred Stock will be entitled to vote to the extent that such holder would have the right to a number of votes in respect of such holder’s shares of Class A common stock, Preferred Stock or other capital stock would exceed the limitations set forth in clauses (i) and (ii) of the definition of Ownership Limitations. The “Ownership Limitations” are (i) prior to the CFUIS Clearance, 9.99% of the capital stock of the Company that is entitled to vote generally in any election of directors of the Company (“Voting Power”), (ii) prior to the time the Company obtains the approval of stockholders contemplated by Rule 5635 of the Nasdaq listing rules as in effect on November 7, 2022, with respect to certain equity issuances (the “Requisite Stockholder Approval”), 19.99% of the Voting Power, and (iii) at all times following the Subsequent Common Closing and the Requisite Stockholder Approval, 24% of the Voting Power.

Pursuant to the Investment Agreement, Foxconn would have the right to appoint two designees to the Board subject to the resolution of our dispute with Foxconn and the consummation of the Subsequent Common Closing. Foxconn would relinquish one Board seat if it did not continue to beneficially own shares of Class A common stock, Preferred Stock and shares of Class A common stock issued upon conversion of shares of Preferred Stock that represent (on an as-converted basis) at least 50% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions and will relinquish its other Board seat if it does not continue to beneficially own at least 25% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions.

Further, if Foxconn were to complete the Subsequent Common Closing, then after such closing and until Foxconn no longer has the right to appoint a director to sit on the Board, other than with respect to certain excluded issuances, Foxconn would have the right to purchase its pro rata portion of equity securities proposed to be sold by the Company, with some exceptions; provided, that the Company is not required to sell Foxconn securities if the Company would be required to obtain stockholder approval under any applicable law or regulation. Foxconn agreed to a standstill until the later of (i) December 31, 2024 and (ii) 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors. Pursuant to such standstill, and without the approval of the Board, Foxconn would not (A) acquire any equity securities of the Company if after the acquisition Foxconn and its affiliates would cross an ownership threshold of 19.99% of the Voting Power and if the Requisite Stockholder Approval were received, 24% of the Voting Power, or (B) make any public announcement with respect to, or offer, seek, propose or indicate an interest in, any merger, consolidation, business combination, tender or exchange offer, recapitalization, reorganization or purchase of more than 50% of the assets, properties or securities of the Company, or enter into discussions, negotiations, arrangements, understandings, or agreements regarding the foregoing. Prior to the Subsequent Common Closing, we agreed that, without Foxconn’s consent, we would not encourage, initiate, facilitate or negotiate any Acquisition Proposal (as defined below) or enter into any agreement with respect to any Acquisition Proposal or that would cause us not to consummate any of the Investment Transactions, and would inform Foxconn of any Acquisition Proposal that we received. We also agreed that, while the Preferred Stock is outstanding, we would not put in place a poison pill arrangement that applies to Foxconn to the extent of its ownership of shares of Preferred Stock or Class A common stock that it acquired from the Company as of the date such arrangement is adopted by the Company.

Until the later of (i) December 31, 2024 and (ii) 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors, Foxconn agreed to vote in favor of each director recommended by the Board and in accordance with any recommendation of the Board on all other proposals that are the subject of stockholder action (other than any action related to any merger or other change of control transaction or sale of assets). So long as the 25% Ownership Requirement is satisfied, we agreed not to take any of the following actions without the consent of the holders of at least a majority of the then-issued and outstanding Preferred Stock (voting as a separate class) (i) amend any provision of the Charter or By-Laws in a manner that would adversely affect the Preferred Stock or increase or decrease the number of shares of Preferred Stock, (ii) authorize or create, or increase the number of shares of any parity or senior securities other than securities on parity with the Preferred Stock with an aggregate liquidation preference of not more than $30 million, (iii) increase the size of the Board, or (iv) sell, license or lease or encumber any material portion of our hub motor technology and production line other than in the ordinary course of business.

As long as Foxconn, subject to the outcome of the Foxconn Litigation, or another party or concentrated group owns or controls a significant percentage of our Preferred Stock or outstanding voting power, they have the ability to have a significant influence on our actions and operation of the Board and to influence certain corporate actions requiring stockholder approval, including the election of directors, any amendment of our Charter and the approval of significant corporate transactions. On a pro forma basis, after giving effect to the conversion of its Preferred Stock and accrued dividends (but not the exercise of the Foxconn Warrants as they are currently substantially out of the money), Foxconn would hold shares of Class A common stock representing approximately 14% of our outstanding Class A common stock as of February 1, 2024. This concentration of voting power and other rights could have the effect of delaying or preventing a change of control or changes in management and would make the approval of certain transactions difficult or impossible without the support of these significant stockholders. Any of the foregoing could impact our ability to run our business, and may adversely affect the influence of the holders and market price of our Class A common stock.

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

To raise capital, we may seek to sell additional shares of Class A common stock, preferred stock, convertible securities or other equity or equity-linked securities in one or more transactions. Such securities may be offered at a price per share that is less than the price per share paid by our current stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. Any such issuance:

●	may significantly dilute the equity interest of our then-current stockholders;
●	may subordinate the rights of holders of shares of Class A common stock if one or more classes of preferred stock are created, and such preferred shares are issued, with rights senior to those afforded to our Class A common stock;
●	may have covenants that restrict our financial and operating flexibility;
●	could cause a change of control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our NOLs, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect the prevailing market price for our Class A common stock.

Our Class A common stock has been delisted from Nasdaq and experiences the risks of trading in an over-the-counter market.

On June 28, 2023, we received notification from Nasdaq that our Class A common stock was no longer suitable for listing on Nasdaq. Trading of our Class A common stock was suspended at the opening of business on July 7, 2023, and a Form 25 was filed with the SEC on July 27, 2023, to delist the Class A common stock from Nasdaq. The delisting became effective August 6, 2023. We will remain subject to SEC reporting obligations. However, with the severely limited personnel and resources, remaining in compliance with such reporting obligations may be difficult and costly. No assurances can be made that the Company will remain in compliance with its reporting obligations, including as it relates to the required timelines for financial statements or other disclosures.

As a result of the suspension and expected delisting, our Class A common stock began trading on the OTC Pink Marketplace under the symbol “RIDEQ” on July 7, 2023, and such market is currently the only trading market for our Class A common stock, which subjects the Company and our stockholders to certain significant risks including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock,” which requires brokers trading in our Class A common stock to adhere to more stringent rules resulting in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage or no coverage at all;
●	a decreased ability to issue additional securities or obtain additional financing in the future; and
●	the fact that our securities are no longer “covered securities” under the National Securities Markets Improvement Act of 1996, and therefore subject to regulation in each state in which we offer securities.

We can provide no assurance that our Class A common stock will continue to trade on this market or any other market, whether broker-dealers will continue to provide public quotes of our Class A common stock on this market, whether the trading volume of our Class A common stock will be sufficient to provide for an efficient trading market or whether quotes for our Class A common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our Class A common stock. The ability of our investors to access the capital markets may be severely limited or eliminated. Furthermore, because of the limited market and generally low volume of trading in our Class A common stock, the price of our Class A common stock is likely to be volatile and more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Chapter 11 Cases.

Distributions under the Proposed Plan may be impacted as a result of the treatment of Foxconn’s Preferred Stock Interests.

Under the Proposed Plan, Foxconn’s Preferred Stock Interests are unimpaired and Foxconn is deemed to accept the Proposed Plan with respect to its Preferred Stock Interests. In connection with such Proposed Plan treatment, the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock Par Value $0.0001 of Lordstown Motors Corp. (the “Preferred Stock Certificate of Designation) which governs Foxconn’s Preferred Stock Interests will be reinstated on the Effective Date.

Pursuant to the Proposed Plan, Foxconn is not entitled to any distribution on account of its Foxconn Preferred Stock Interests until such Interests, which the Company disputes, are Allowed (if at all). There can be no assurances that the Debtors will be successful in disputing Foxconn’s Preferred Stock Interests or any claims that may be asserted by Foxconn, and the Bankruptcy Court or another court may find that Foxconn’s entitlement to the liquidation preference described in the Preferred Stock Certificate of Designation, or other amounts with respect to its Foxconn’s Preferred Stock Interests has been triggered, in which case, absent waiver, relinquishment, or subordination of the Foxconn’s Preferred Stock Interests, or other relief, Foxconn’s Preferred Stock Interests may be allowed and holders of our Class A common stock and holders of Claims with the priority of Class A common stock would likely not receive a distribution under the Proposed Plan unless and until the liquidation preference and other amounts with respect to Foxconn’s Preferred Stock Interests is paid in full.

In the event that Foxconn’s Preferred Stock Interests are allowed and that the Post-Effective Date Debtors are determined to be required to make distributions on account of such interests pursuant to the Proposed Plan, the Post-Effective Date Debtors may not have sufficient cash remaining to complete a Post-Effective Date transaction and any remaining operations of the Post-Effective Date Debtors, as described herein, may cease, which would likely exhaust the Company’s remaining resources and cause it to cease operations.

We remain obligated to continue our SEC reporting upon our emergence from Chapter 11; however, our ability to meet these obligations timely or at all may be limited.

We remain required to file periodic reports with the SEC upon our emergence from Chapter 11. Further, continuing such filings facilitate trading of our Class A common stock, which currently trades on the OTC Pink Marketplace under the symbol “RIDEQ.” If we are unable to meet these obligations timely or at all, the amount of publicly available information concerning us and our Class A common stock may decrease substantially, which may limit the ability of our stockholders to sell their shares of Class A common stock, and the liquidity and trading prices of our Class A common stock could be further negatively impacted.

Rule 144 will not be available for the resale of our Class A common stock.

Rule 144(i) provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a shell company. We have identified that our company is a shell company and, therefore, the holders of our securities may not rely on Rule 144, a safe harbor on which holders of restricted securities may rely to resell securities, to resell their securities without registration or until we are no longer identified as a shell company. This will likely make it more difficult for investors to resell our Class A common stock.

Securities or industry analysts will likely not publish research or reports about us, and the price and trading volume of our Class A common stock could decline as a result.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not anticipate any analyst coverage, which will limit our visibility in the financial markets and could cause our stock price or trading volume to decline.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Since filing the Chapter 11 Cases, our operations have been limited to completing the Chapter 11 Cases, resolving substantial litigation and the SEC Claim (subject to formal approvals), claims reconciliation, financial reporting, and preparing for emergence from bankruptcy as contemplated in the Proposed Plan described herein. Therefore, we have not adopted any cybersecurity risk management program or formal processes for assessing risk, which may make us susceptible to heightened cybersecurity risks. We also depend on third parties to provide certain services, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure that we utilize, including those of third parties, could lead to the corruption or misappropriation of our information, though we do not anticipate collecting or storing any significant confidential information related to customers, consumers, employees, or vendors. Because we expect to further rely on third parties, we will also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we will have no personnel or processes of our own for this purpose. Our Board is generally responsible for the oversight of risks from cybersecurity threats. See “Risk Factors” for additional information.

Item 2. Properties

The Company does not own any properties. The Company leased space in Lordstown, Ohio from Foxconn under the Lease Agreement, under two leases in Farmington Hills, Michigan and one lease in Irvine, California. The Lease Agreement, one of the Farmington Hills leases, and the Irvine lease were terminated on

December 31, 2023, as part of the Chapter 11 Cases.  The other lease in Farmington Hills was cancelled by its terms on October 31, 2023.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 9 – Commitments and Contingencies of the notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The registrant’s Class A common stock began trading exclusively on the over-the-counter market on July 7, 2023, under the symbol “RIDEQ.” The NASDAQ Global Select Market filed a Form 25 with the Securities and Exchange Commission on July 27, 2023, to remove the registrant’s Class A common stock from listing and registration on the NASDAQ Global Select Market. Delisting became effective ten days thereafter and deregistration under Section 12(b) of the Act became effective 90 days later.

Holders

As of February 1, 2024, the shares of Class A common stock issued and outstanding were held of record by approximately 34 holders, which number does not include beneficial owners holding our Class A common stock through nominee names.

Dividend Policy

We have not paid any cash dividends on the Class A common stock to date and are prohibited from paying cash dividends with respect to the Class A common stock until we have paid in full any dividends that have accrued with respect to the Preferred Stock. We may retain future earnings, if any, for future operations and expansion and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the New Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur or securities that we issue.

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

On June 27, 2023, we filed the Chapter 11 Cases and, in connection with the Chapter 11 Cases, we ceased production and sales of the Endurance and new program development, continued our aggressive cost-cutting actions that included significant personnel reductions and undertook a comprehensive marketing and sale process for some, all, or substantially all of the Company’s operating assets in an effort to maximize the value of those assets. On October 27, 2023, we closed the transactions contemplated by the LandX Asset Purchase Agreement under which we sold specified assets related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and the purchaser assumed certain specified liabilities of the Company for a total purchase price of $10.2 million in cash. Upon consummation of the transactions under the LandX Asset Purchase Agreement, Jefferies, our investment banker, became entitled to a Transaction Fee of $2.0 million that was paid in January 2024.

On June 27, 2023, the Company also commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for fraudulent and tortious conduct, as well as breaches of the Investment Agreement and other agreements, the parties’ joint venture agreement, the Foxconn APA, and the CMA that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. The Foxconn Litigation is Adversary Case No. 23-50414.

As a result of these actions, the Company has no revenue-producing operations. Our primary operations during the fourth quarter of 2023 and to date in the first quarter of 2024 have consisted of expenses associated with completing the Chapter 11 Cases, resolving substantial litigation and the SEC Claim (subject to formal approvals), claims reconciliation, financial reporting, and preparing for emergence from bankruptcy as contemplated in the Proposed Plan. Our remaining assets following the closing of the LandX Asset Purchase Agreement consist largely of cash on hand, the claims asserted in the Foxconn Litigation and that the Company may have against other parties, as well as NOLs.

The Bankruptcy Court approved certain motions filed by the Debtors under which they were authorized to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors; (iv) continue to honor certain customer obligations; (v) maintain their insurance program; (vi) continue their cash management system and (v) establish certain procedures to protect any potential value of the NOLs. The Company has also been seeking to use the tools of Chapter 11 to fully, finally, and efficiently resolve its contingent and other liabilities before the Bankruptcy Court and to pursue the Foxconn Litigation. See Note 9 – Commitments and Contingencies to our consolidated financial statements.

The Bankruptcy Court established October 10, 2023, as the general bar date for all creditors (except governmental entities) to file their proofs of claim or interest, and December 26, 2023, as the bar date for all governmental entities, which was extended until January 5, 2024, in the case of the SEC. In addition, the deadline for parties to file proofs of claim arising from the Debtors’ rejection of an executory contract or unexpired lease is the later of (a) the general bar date or the governmental bar date, as applicable, and (b) 5:00 p.m. (ET) on the date that is 30 days after the service of an order of the Bankruptcy Court authorizing the Debtors’ rejection of the applicable executory contract or unexpired lease. Finally, pursuant to the Proposed Plan, the deadline for parties to file administrative claims against the Debtors is 30 days following the Effective Date. Claimants may have the ability to amend their proofs of claim that could significantly increase the total claims, beyond our estimates or reserve. Furthermore, proofs of claim have been filed asserting unliquidated damages or claims in respect of certain indemnifications or otherwise, that we may not be able to estimate, or may be materially more than we estimate.

As further described further in Item 1 – Business - Confirmation of the Chapter 11 Plan and Effective Date, on September 1, 2023, the Debtors filed with the Bankruptcy Court a plan of reorganization and related Disclosure Statement, which were amended and modified on each of October 24, 2023, October 29, 2023, and October 30, 2023. On November 1, 2023, the Bankruptcy Court entered the Disclosure Statement Order and, thereafter, the Debtors solicited votes from their creditors and shareholders for approval of the Proposed Plan. On January 31, 2024, the Debtors filed the Proposed Plan and have scheduled a hearing with the Bankruptcy Court on March 5, 2024, to consider confirmation of the Proposed Plan and entry of the Confirmation Order, which among other things, would authorize the Debtors to effectuate the Proposed Plan, subject to satisfaction or waiver of the conditions precedent to the occurrence of Effective Date set forth in the Proposed Plan. If the Proposed Plan is confirmed, the Debtors will seek to have such conditions satisfied or waived in order for the Effective Date to occur promptly after entry of the Confirmation Order.

The Proposed Plan, and the summary of the terms thereof that follows, remains subject to the entry of the Confirmation Order and it could change as a result of amendments, supplements, or other modifications to the Proposed Plan. Further, unless otherwise stated in the Proposed Plan and the Confirmation Order, the Proposed Plan is not binding on any party, including the Debtors, until it is consummated and the Effective Date has occurred. The Proposed Plan may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control), appeal by certain parties that could file notice of appeal with respect to the Confirmation Order, if entered, and is otherwise subject to the risks and uncertainties set forth in the Disclosure Statement, which stakeholders are encouraged to read in its entirety. There can be no assurance that the Confirmation Order will be entered, that such conditions will be satisfied or that such appeals will be dismissed and, therefore, that the Proposed Plan will become effective and that we will emerge from the Chapter 11 Cases as contemplated by the Proposed Plan. The failure of the Proposed Plan to be confirmed and become effective, or any delay thereof, will significantly and adversely affect the likelihood of a Chapter 11 reorganization and could lead to a liquidation. See Part I – Item 1A. Risk Factors.

The Proposed Plan, among other provisions:

●	provides an orderly structure for distributions to holders of Claims and treatment of Interests,
●	incorporates the resolution of claims asserted in the Ohio Securities Litigation and, in connection with the Offer and OIP, by the SEC,
●	preserves retained causes of action, including against Foxconn, to be pursued by the Post-Effective Date Debtors,
●	seeks to preserve the value of the Company’s NOLs, by leaving preferred and common equity Interests in the Post-Effective Date Debtors in place , and instituting certain trading restrictions, and
●	provides that the Post-Effective Date Debtors may engage in such business operations as may be determined by the New Board.

Pursuant to, and subject to the confirmation and effectiveness of, the Proposed Plan, effective as of the Effective Date (i) the Claims Ombudsman will be appointed to oversee the administration of Claims asserted against the Debtors by general unsecured creditors and (ii) the Litigation Trustee will be appointed to oversee the Litigation Trust formed pursuant to the Proposed Plan, which will be funded with certain retained causes of action of the Debtors, as will be determined by the Equity Committee.

Pursuant to, and subject to the confirmation and effectiveness of, the Proposed Plan, the Debtors will be allocated the Post-Effective Date Debtor Amount, which will be used to fund (a) the fees and expenses of the

Post-Effective Date Debtors in performing their duties under the Proposed Plan, (b) expenses of the Claims Ombudsman appointed under the Proposed Plan and (c) future operational expenses of the Post-Effective Date Debtors, as permitted by the Proposed Plan. Pursuant to the Proposed Plan, the Post-Effective Date Amount may be increased from time to time after notice and an opportunity to object is provided to the Claims Ombudsman.

All distributions under the Proposed Plan would come from all assets of the Debtors (including, without limitation, cash generated by or that constitutes the proceeds of assets acquired by the Post-Effective Date Debtors after the Effective Date), which include, but are not limited to, (i) cash on hand as of the Effective Date, (ii) proceeds from the sale of the Debtors’ assets, (iii) proceeds from causes of action retained by the Debtors pursuant to the Proposed Plan, and (iv) insurance proceeds received by the Post-Effective Date Debtors. Subject to the terms of the Proposed Plan, any distributions to classes of Claims and Interests will generally be made in order of their respective priorities under the Bankruptcy Code.

Pursuant to the terms of the Proposed Plan, and subject to its confirmation and effectiveness, a significant amount of the cash on hand as of the Effective Date will be used to settle outstanding claims against the Company, including litigation claims, in order of priority under the Bankruptcy Code. There can be no assurance regarding the amount of claims that may be allowed for distributions under the Proposed Plan or that such claims will not be significantly greater than may be anticipated which could, in turn, result in the value of distributions to stakeholders being delayed, reduced, or eliminated entirely. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against us. Moreover, additional claims will be filed in the Chapter 11 Cases, including on account of rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and administrative claims, for each of which the deadlines to file proofs of claim have not yet passed as of the date of this report. Such claims may be substantial and may result in a greater amount of allowed claims than estimated. No assurance can be made regarding the confirmation or effectiveness of the Proposed Plan, the sufficiency of the Debtors’ assets to provide estimated recoveries to claimants and fund anticipated post-emergence activities. See “Liquidity and Capital Resources” below.

If the Proposed Plan becomes effective, at the Effective Date the Debtors would emerge from the Chapter 11 Cases and:

●	the Foxconn Litigation and other retained causes of action of the Debtors would be preserved and may be prosecuted;
●	Claims filed in the Chapter 11 Cases would continue to be resolved pursuant to the claims resolution process with allowed claims being treated in accordance with the Proposed Plan;
●	distributions to holders of allowed Claims and allowed Interests would be made subject to the provisions of the Proposed Plan, and
●	the Debtors will continue to conduct business and may enter into transactions, including business combinations, or otherwise, that could permit the Post-Effective Date Debtors to make use of the NOLs, if preserved.

The Proposed Plan provides for the appointment of the New Board as of the Effective Date and provides that the New Board is to be selected by the Equity Committee. The New Board will, among other things, oversee and direct the administration of the Post-Effective Date Debtors’ operations in accordance with the Proposed Plan. At this time, however, the Debtors do not know what the post-Effective Date operations will include and no assurances can be provided that the Proposed Plan will generate any value for the Company’s post-Effective Date equity holders or that any distributions will be made to such equity holders.

In light of the Chapter 11 Cases and terms of the Proposed Plan, the Company’s results for the year ended December 31, 2023, reflect the accounting assumptions and treatment caused thereby and are not representative of the Company’s operations going forward. See Part I – Item 1A. Risk Factors for further discussion of the risks associated with the Chapter 11 Cases, our ability to confirm and consummate the

Proposed Plan, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations

Comparison of the year ended December 31, 2023 to December 31, 2022

(in thousands)

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Net sales	$2,340	$194
Cost of sales	91,550	30,023
Operating Expenses
Selling, general and administrative expenses	54,413	138,270
Research and development expenses (1)	33,343	107,816
Reorganization items	31,206	—
Impairment of property plant & equipment, prepaids and intangibles	140,726	111,389
Total operating expenses	$259,688	$357,475
Loss from operations	(348,898)	(387,304)
(Loss) gain on sale of assets	(916)	100,906
Other income	123	788
Interest income	6,625	3,206
Loss before income taxes	$(343,066)	$(282,404)
Income tax expense	—	—
Net loss	$(343,066)	$(282,404)
Less accrued preferred stock dividend	(2,494)	261
Net loss attributable to common shareholders	$(340,572)	$(282,665)

1 Research and development expenses for the year ended December 31, 2022, are net of $18.4 million in operating expense reimbursements as described in Note 1 — Description of Organization and Business Operations

Net Sales and Cost of Sales

The Company completed homologation and testing and received required certifications enabling sales of the Endurance to begin in the fourth quarter of 2022. Production of the Endurance ended in June 2023. A total of 35 vehicles were sold in 2023, compared to 3 vehicles in 2022.

Cost of sales totaled $91.6 million for the year ended 2023, compared to $30.0 million for the year ended 2022. Cost of sales for 2023 consisted of $7.6 million in costs associated with producing the Endurance, including direct materials net of an adjustment to inventory to reflect its net realizable value (NRV), product warranty accruals and other costs related to selling and delivering the vehicles. The Company recorded $54.3 million in manufacturing depreciation, a $25.8 million charge to reduce the carrying value of inventory to NRV, and a $4.1 million reserve for potential claims from suppliers regarding costs incurred or otherwise that may be owed as a result of the bankruptcy claim reconciliation process.

Cost of sales for 2022 consisted of $0.6 million in costs associated with producing the Endurance, including direct materials net of an adjustment of inventory to net realizable value NRV, product warranty accruals, $8.3 million of depreciation, and $21.1 million of inventory charges in connection with an NRV adjustment, and for excess on hand inventory beyond what we anticipated will be used for production, sales and service as of December 31, 2022.

See Note 2 — Summary of Significant Accounting Policies and Note 4 — Property, Plant and Equipment and Assets Held for Sale.

Selling, General and Administrative Expense

Selling, general and administration expenses (“SG&A”) totaled $54.4 million for the year ended 2023 compared to $138.3 million for the year ended December 31, 2022. With the ramp up to the start of commercial production in the third quarter of 2022 followed by the filing for Chapter 11 bankruptcy protection in June 2023, the composition of the Company’s SG&A expense is not comparable on a year-over-year basis.

SG&A for 2023 consisted primarily of $23.6 million in personnel and professional fees, $8.1 million in non-reorganization related legal fees and expenses, net litigation settlement related expense of $11.8 million, insurance premium amortization of $5.9 million and sales, marketing and overhead costs of $5.0 million. As part of the bankruptcy proceedings, the Debtors received authorization from the Bankruptcy Court to repurchase all vehicles that were in the possession of our customers. We have repurchased and destroyed all but two of the vehicles that we sold. The repurchase of the vehicles and related reversal of the accrued warranty accrual was recognized in SG&A, as a net bankruptcy claim settlement credit of approximately $0.5 million.

SG&A expenses for 2022 consisted of $33.9 million in accruals with respect to legal proceedings, $25.6 million in NRV charges to reflect the adjustment of inventory for the period prior to being reported in cost of sales, a $4.7 million charge related to the write-off of a prepaid royalty, and a $2.9 million charge for accelerated stock compensation. The remaining SG&A expenses for 2022 totaled $71.1 million, which consisted primarily of $40.5 million of personnel and professional fees, $11.5 million of legal costs, $11.8 million of insurance premiums and $7.3 million in other services, software, marketing and overhead costs.

See Note 2 — Summary of Significant Accounting Policies, Note 9 — Commitments and Contingencies, and See Note 10 — Related Party Transactions.

Research and Development Expense

Research and development (“R&D”) expenses consist of the costs associated with the ongoing development and engineering work related to the Endurance. Additionally, until we commenced commercial release production of the Endurance, late in the third quarter of 2022, the costs associated with operating the Lordstown, Ohio manufacturing facility were included in R&D as they related to the design and construction of beta and pre-production vehicles, along with manufacturing readiness activities. For the year ended 2023, R&D activities also included R&D employee expenses incurred to support the sale of manufacturing assets and related technology during our bankruptcy process. Accordingly, the composition of the Company’s R&D expense is not comparable on a year-over-year basis.

For the year ended December 31, 2023, R&D costs totaled $33.3 million, compared to $107.8 million for the year ended December 31, 2022. R&D for 2023 consisted primarily of $24.4 million in personnel costs, $3.2 million in outside engineering and consulting services, and $4.5 million in prototype components and other engineering costs incurred prior to our filing for Chapter 11 bankruptcy protection.

For the year ended December 31, 2022, we incurred $107.8 million in R&D related manufacturing costs, net of an $18.4 million reimbursement of certain manufacturing expenses under the Foxconn APA. With the commencement of commercial release production, manufacturing related costs are reported in cost of sales starting in the fourth quarter of 2022.The remaining R&D expenses for 2022 primarily consisted of $55.2 million of personnel and consulting, $22.8 million of prototype component costs, and $13.9 million of other services, software, facilities, and general operations.

Reorganization Items

Reorganization items represent the expenses directly and incrementally resulting from the Chapter 11 cases. For the year ended December 31, 2023, reorganization items consisted of $16.2 million in legal fees, $7.3 million in consulting fees and $7.7 million in potential bankruptcy claims and settlements. Our reorganization costs are significant and currently represent the substantial majority of our ongoing total operating expenses. These costs are subject to uncertainties inherent in the bankruptcy process and we cannot predict the duration of the Chapter 11 Cases or the extent of the associated costs.

Impairment of property, plant, and equipment, prepaids and other intangibles

The Company regularly reviews its property, plant and equipment, prepaids and other intangibles for potential impairment for recoverability. In light of the Chapter 11 Cases, the Company valued its property, plant and equipment based on its estimate of residual and salvage values, resulting in an impairment charge of $134.7 million for the year ending December 31, 2023, compared to an impairment charge of $95.6 million for the same period of 2022.

For the year ended December 31, 2023, the Company recognized an impairment charge related to prepaids and other intangible assets of $6.0 million compared to a $14.8 million impairment charge in 2022, principally related to the write down of prepaid component purchases and royalties to General Motors.

See Note 4 — Property, Plant and Equipment and Assets Held For Sale for additional details regarding our impairment.

(Loss) Gain on Sale of Assets

For the year ended December 31, 2023, the Company recognized a net loss of $0.9 million on the sale of assets. The net loss consisted of a gain of $1.7 million related to the sale of specified assets related to the design, production, and sale of our Endurance trucks during the Chapter 11 Cases, and a loss of $2.6 million on the sale of certain manufacturing assets prior to bankruptcy.

For the year ended December 31, 2022, the Company recognized $100.9 million in gains which was primarily attributable to the sale of the Lordstown facility to Foxconn. See Note 1 — Description of Organization and Business Operations for additional details regarding the Foxconn Transactions.

Other Income

Other income for the years ended December 31, 2023, and 2022 consisted of changes in fair value of Warrants and foreign currency gains and losses.

Liquidity and Capital Resources

On June 27, 2023, the Company and its subsidiaries commenced the Chapter 11 Cases and filed the Foxconn Litigation in the Bankruptcy Court. In connection with the filing of the Chapter 11 Cases, the Company ceased production of the Endurance and new program development. The Company received the Bankruptcy Court’s approval to (a) conduct business activities in the ordinary course, including among other things and subject to the terms and conditions of the Bankruptcy Court’s orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors; (iv) continue to honor certain customer obligations; (v) maintain their insurance program; (vi) continue their cash management system; and (vii) establish certain procedures to protect any potential value of the Company’s NOLs, and (b) to undertake a comprehensive marketing and sale process for some, all, or substantially all of the Company’s operating assets in an effort to maximize the value of those assets.

On October 27, 2023, we closed the transactions contemplated by the LandX Asset Purchase Agreement under which we sold material assets related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and the purchaser assumed certain specified liabilities of the Company for a total purchase price of $10.2 million in cash. Upon consummation of the transactions under the LandX Asset Purchase Agreement, Jefferies became entitled to a Transaction Fee of $2.0 million that was paid in January 2024.

As a result of these actions, the Company has no revenue-producing operations. Our primary operations during the fourth quarter of 2023 and to date in the first quarter of 2024 have consisted of expenses associated with completing the Chapter 11 Cases, resolving substantial litigation and the SEC Claim (subject to formal approvals), claims reconciliation, financial reporting, and preparing for emergence from bankruptcy as contemplated in the Proposed Plan. Our remaining assets following the closing of the LandX Asset Purchase Agreement consist largely of cash on hand, the claims asserted in the Foxconn Litigation and that the Company may have against other parties, as well as NOLs.

The Company had cash, cash equivalents, and short-term investments of approximately $87.1 million, an accumulated deficit of $1.2 billion as of December 31, 2023, and a net loss of $343.1 million for the year ended December 31, 2023.

The Company has been subject to extensive pending and threatened legal proceedings and has already incurred, and may to continue to incur, significant legal expenses in defending against these claims. See Note 9 – Commitments and Contingencies to our consolidated financial statements. The Company has also been seeking to use the tools of Chapter 11 to fully, finally, and efficiently resolve its contingent and other liabilities before the Bankruptcy Court and to pursue the Foxconn Litigation and has entered and may in the future enter into further discussions regarding settlement of these matters, and may enter into settlement agreements if it believes it is in the best interest of the Company’s stakeholders.

The Bankruptcy Court established October 10, 2023, as the general bar date for all creditors (except governmental entities) to file their proof of claim or interest, and December 26, 2023, as the bar date for all governmental entities, which was extended until January 5, 2024, in the case of the SEC. On January 4,

2024, the SEC filed the SEC Claim. In addition, the deadline for parties to file proofs of claim arising from the Debtors’ rejection of an executory contract or unexpired lease is the later of (a) the general bar date or the governmental bar date, as applicable, and (b) 5:00 p.m. (ET) on the date that is 30 days after the service of an order of the Bankruptcy Court authorizing the Debtors’ rejection of the applicable executory contract or unexpired lease. Finally, pursuant to the Proposed Plan, the deadline for parties to file administrative claims against the Debtors (i.e., claims for costs and expenses of administration of the Debtors’ estates, including (i) the actual and necessary costs and expenses incurred after the Petition Date and through the Effective Date of preserving the estates and operating the businesses of the Debtors; (ii) professional fee claims; and (iii) fees and charges payable to the United States Trustee) is 30 days following the Effective Date. Claimants may have the ability to amend their proofs of claim that could significantly increase the total claims, beyond our estimates or reserve. Furthermore, proofs of claim have been filed asserting unliquidated damages or claims in respect of certain indemnification obligations or otherwise, that may be materially more than we estimate. There is also risk of additional litigation and claims that may be asserted after the Chapter 11 Cases against the Company or its indemnified directors and officers that may be known or unknown and the Company does not have the resources to adequately defend or dispute such claims due to the Chapter 11 Cases. The Company cannot provide any assurances as to what the Company’s total actual liabilities will be based on any such claims.

Pursuant to the terms of the Proposed Plan, and subject to its confirmation and effectiveness, a significant amount of the cash on hand as of the Effective Date will be used to settle outstanding claims against the Company, including litigation claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. The Proposed Plan also requires that the Company establish the Claims Reserve for allowed and disputed claims of general unsecured creditors, inclusive of $3 million the Company would be required to pay into escrow on the Effective Date for the cash portion of the Ohio Securities Litigation Settlement. The aim of the Claims Reserve is to facilitate payment in full, with interest, of such creditors’ allowed claims as contemplated by the Proposed Plan (although there can be no assurance the

Company will be able to pay such claims in full with interest). The initial amount of the Claims Reserve is currently anticipated to be approximately $45 million, as agreed upon by the Committees and approved by the Bankruptcy Court. The amount of the Claims Reserve is subject to change and could increase materially. The Claims Reserve could also be adjusted downward as claims are resolved or otherwise as a result of the claims resolution process, or as the Claims Ombudsman and the Post-Effective Date Debtors deem appropriate. Furthermore, the amount of the Claims Reserve will be limited to the amounts payable for allowed claims of general unsecured creditors but to the extent that the Claims Reserve is insufficient to pay general unsecured creditors in full with interest, such deficiency will be payable from all assets of the Post-Effective Date Debtors, as set forth in the Proposed Plan. There are additional liabilities, including but not limited to administrative claims and claims by holders of our Class A common stock and Preferred Stock among other potential classes of claimants whose claims, if allowed, will not be included in the Claims Reserve.

The Bankruptcy Code generally provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to consummation of such plan.  Here, the United States Trustee has objected to the Debtors’ entitlement to a discharge.  The objection is expected to be heard at the hearing to consider the Confirmation Order.  If the United States Trustee’s objection is overruled, then, with few exceptions, all claims against the Debtors that arose prior to the consummation of the Proposed Plan (i) would be subject to compromise and/or treatment under the Proposed Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Proposed Plan. However, the outcome and timing of any claims not ultimately discharged is uncertain, and it is possible material costs, penalties, fines, sanctions, or injunctive relief could result from such a matter.

Pursuant to the Proposed Plan (which includes certain exceptions), effective as of the Effective Date (i) the Claims Ombudsman will be appointed to oversee the administration of Claims asserted against the Debtors by general unsecured creditors and (ii) the Litigation Trustee will be appointed to oversee the Litigation Trust, which will be funded with certain retained causes of action of the Debtors, as will be determined by the Equity Committee.

All distributions under the Proposed Plan would come from the Debtors’ cash on hand and other assets, which would generally be distributed, subject to the terms of the Proposed Plan, to classes of Claims and Interests in order of their respective priorities under the Bankruptcy Code. Specifically, the Proposed Plan provides for the distributions for the Claims and Interests in order of priority as follows:

●	Holders of Allowed Administrative Claims, Allowed Priority Tax Claims, and Allowed Other Priority Claims are to be paid in full in cash before other payments can be made.
●	Holders of Allowed Secured Claims would either retain their lien on the collateral, be paid in full in cash, or receive the collateral securing such Allowed Secured Claim.
●	Holders of Allowed General Unsecured Claims would receive a pro rata share of the Debtors’ cash after all Allowed Administrative Claims, Allowed Priority Tax Claims, Allowed Other Priority Claims, and Allowed Secured Claims are satisfied and the Professional Fee Escrow Account is funded. If the Debtors have sufficient cash on hand to pay all Allowed General Unsecured Claims plus interest in full, then the holders of the Allowed General Unsecured Claims would also receive post-petition interest on their claim amount at the Federal Judgment Rate. If the Debtors do not have sufficient cash on hand to pay in full such post-petition interest, then the holders of the Allowed General Unsecured Claims would receive their pro rata share of any post-petition interest that can be paid.
●	Allowed Intercompany Claims would be reinstated under the Proposed Plan.
●	Allowed Foxconn Preferred Stock Interests would be reinstated, which includes that all outstanding shares of Preferred Stock will remain outstanding, subject to the terms of the New Organizational Documents. In the event any distribution is to be made to holders of Allowed Foxconn Preferred Stock Interests, such distribution would be from the Post-Effective Date Debtor Cash. In addition, any such distribution to Holders of the Allowed Foxconn Preferred Stock Interests would be subject to the backstop obligation under the Ohio Securities Litigation Settlement.
●	Allowed Common Stock Interests would be reinstated, which includes that all outstanding shares of Class A common stock remain outstanding, subject to the terms of the New Organizational Documents.
●	Allowed claims relating to securities actions against the Debtors that are subordinated to General Unsecured Claims by Section 510(b) of the Bankruptcy Code (other than Section 510(b) Claims that are (i) subject to the Ohio Securities Litigation Settlement or (ii) are RIDE Section 510(b) Claims), would receive Class A common stock in an amount calculated pursuant to the formula set forth in the Proposed Plan, after accounting for any recoveries from applicable insurers or other third parties and subject to the Post-Effective Date Debtors’ election to cash out such Class A common stock Interests.
●	Allowed claims, if any, against the Debtors on the same or similar basis as those set forth in the Post-Petition Securities Action may recover solely from available insurance coverage from applicable insurance policies until such insurance policies have been completely exhausted. The Debtors dispute the merits of any such claims.
●	Allowed claims of the Ohio Securities Litigation Lead Plaintiff would receive treatment pursuant to the Ohio Securities Litigation Settlement incorporated in the Proposed Plan.

As of December 31, 2023, we had recorded $30.5 million as Liabilities subject to compromise, in the accompanying December 31, 2023, Consolidated Balance Sheet, which reflects, in accordance with ASC 852, our current estimate of the potential allowed asserted pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Under the Proposed Plan, the Company and the Committees have agreed to establish an initial $45 million Claims Reserve for the settlement of General Unsecured Claims. The Claims Reserve may be increased or decreased during the claims resolution process. The ultimate settlement of these liabilities remains subject to further analysis and is subject to the claims resolution process included in the Proposed Plan. The actual amount of allowed General Unsecured Claims may be materially different than the amount recorded by the Company as of December 31, 2023, or the initial Claim Reserve. The amount recorded is also subject to adjustments if we make changes to our assumptions or estimates related to claims as additional information becomes available to us. Such adjustments may be material, and the Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of “Liabilities subject to compromise” may change materially.

Within Liabilities subject to compromise, as of December 31, 2023, the Company had accruals of $6.5 million, for certain of its outstanding legal proceedings and potential related obligations, including the stockholder and securities actions, government claims and indemnification obligations described in more detail in Note 9 – Commitments and Contingencies and may or may not be offset by insurance. As of December 31, 2022, these amounts totaled $35.9 million, and were recorded within accrued legal and professional. The accruals do not include potential legal fees and other costs or obligations that may be incurred by the Company in connection with such matters. The amount accrued as of December 31, 2023, reflects the settlement terms contained in the Proposed Plan for the Ohio Securities Litigation and the Offer and OIP with the SEC, as well as the indemnification claims that are subject to proofs of claim filed by the defendants in the Delaware Class Action Litigation. Upon effectiveness of the Proposed Plan, and the releases provided to the Company as part of the Proposed Plan and the SEC’s obligation to withdraw its proof of claim (for which the Company has been advised that the conditions thereto would be satisfied), the Company currently expects its obligations for these matters to be limited to the $3 million it will have contributed into escrow for the Ohio Securities Litigation and a potential indemnification obligation claim of $3.5 million (excluding potential legal fees); provided, however, (a) the Company does not concede that it is liable for, and has not determined whether it will object to some or all of the indemnification claims and these claims are subject to dispute as part of the Chapter 11 claims administration process, (b) the Company potentially could have indemnification obligations to individual defendants not released under the settlement (as the treatment of such claims and their amounts are not known, the Company has not recorded any reserve with respect to such obligations), and (c) the failure to obtain the SEC and Bankruptcy Court approvals in a timely manner would have a material adverse effect on the Company and its ability to reorganize under Chapter 11 of the Bankruptcy Code. Additional potential recovery by the plaintiffs in the Ohio Securities Litigation would occur if proceeds are received from litigation and other causes of action being retained by the Debtors following the Effective Date (net of actual reasonable costs incurred in prosecuting such retained causes of action) in an amount of up to $7 million; however, the potential outcome of such matters, and whether any proceeds will be received, cannot be predicted at this time.

With respect to the Ohio Securities Litigation, the Post-Petition Securities Action and any other similar claims for damages arising from the purchase or sale of the Class A common stock, Section 510(b) of the Bankruptcy Code treats such claims as subordinated to all claims or Interests that are senior to the Class A common stock and having the same priority as the Class A common stock. Estimated amounts accrued as of December 31, 2023, by the Company with respect to these securities class action matters do not reflect this impact of the Bankruptcy Code. The plaintiffs in the Ohio Securities Litigation have reached a settlement with the Debtors, which is documented through the treatment of Ohio Securities Litigation Claims under the Proposed Plan, which settlement remains subject to Bankruptcy Court approval and effectiveness of the Proposed Plan.

With respect to other current and potential legal claims and obligations, the Company continues to evaluate the potential resolution and impact of these matters in light of the applicable provisions of the

Bankruptcy Code, indemnification rights and the terms of the Proposed Plan, which in some cases may limit any recovery to available insurance coverage, ongoing discussions with the parties to such matters and other stakeholders, or the actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification, as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

Although we have established the reserves described above to pay allowed claims under the Proposed

Plan, and although we intend to pay all allowed claims in full with interest as provided by the Proposed

Plan, there can be no assurance that the Claims Reserve, the Post-Effective Date Debtors’ other assets or the Post-Effective Date Debtor Amount will be sufficient to do so given the uncertainties and risks of the claims dispute and settlement process. There can be no assurance regarding the amount of claims allowed for distributions under the Proposed Plan or that such claims will not be significantly greater than may be anticipated which, could, in turn, result in the value of distributions to stakeholders being delayed, reduced, or eliminated entirely. The Claims Reserve could also be adjusted downward as claims are resolved or otherwise as a result of the claims resolution process. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against us. Moreover, additional claims will be filed in the Chapter 11 Cases, including on account of rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and administrative claims for each of which the deadlines to file proofs of claim have not yet passed as of the date of this report. Such Clams may be substantial and may result in a greater amount of allowed Claims than estimated; however, the Company cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

If the Proposed Plan becomes effective, at the Effective Date the Debtors would emerge from the Chapter 11 Cases and:

●	the Foxconn Litigation and other retained causes of action of the Debtors would be preserved and may be prosecuted,
●	claims filed in the Chapter 11 Cases would continue to be resolved pursuant to the claims resolution process with allowed claims being treated in accordance with the Proposed Plan,

●	distributions to holders of allowed Claims and allowed Interests would be made subject to the provisions of the Proposed Plan, and
●	the Debtors will continue to conduct business and may enter into transactions, including business combinations, or otherwise, that could permit the Post-Effective Date Debtors to make use of the NOLs, if preserved.

Pursuant to, and subject to the confirmation and effectiveness of, the Proposed Plan, the Debtors will be allocated the Post-Effective Date Debtor Amount, which will be used to fund (a) the fees and expenses of the Post-Effective Date Debtors in performing their duties under the Proposed Plan, (b) expenses of the Claims Ombudsman appointed under the Proposed Plan and (c) future operational expenses of the Post-Effective Date Debtors, as permitted by the Proposed Plan. Pursuant to the Proposed Plan, the Post-Effective Date Amount may be increased from time to time after notice and an opportunity to object is provided to the Claims Ombudsman.

During the twelve months following the date of this report, the Company anticipates incurring costs relating to (a) claims administration under the Proposed Plan, (b) addressing the Foxconn Litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the Company against any counterclaims, (e) attempting to realize value, if any, from our NOLs and (f) filing Exchange Act reports and satisfying other regulatory requirements.

In the future, the Post-Effective Date Debtors expect to explore potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the Company’s tax attributes, including maximizing realization of its net operating loss carryforwards and other tax attributes (“NOLs”). At this time, however, the Debtors do not know what the post-Effective Date operations will include and no assurances can be provided that the Proposed Plan will generate any value for the Company’s post-Effective Date equity holders or that any distributions will be made to such equity holders.

Further, there can be no assurance that cash on hand and other resources will be sufficient to allow us to conclude the terms of the Proposed Plan, satisfy any remaining obligations related to the Chapter 11 Cases or litigation, claims and investigations, future liabilities or continue to sustain our limited current operations or potential future plans for our operations.

Further, there can be no assurance as to any additional funding available for the Post-Effective Date Debtors to conduct their post-Effective Date operations, including pursuing any post-Effective Date transaction, and the amount of funding available may be reduced, including in the event that allowed Claims against the Company prove to be greater than expected or in the event of an adverse ruling with respect to allowance of Foxconn’s Preferred Stock Interests. Our Preferred Stock terms include a liquidation preference. This preference amount is equal to $30 million, plus accrued dividends. Pursuant to the Proposed Plan, Foxconn’s Preferred Stock will remain outstanding and its rights with respect to its preferred equity, including with respect to any liquidation preference which has or may become due, are unimpaired. We would vigorously oppose any assertion of Foxconn’s entitlement to receive the liquidation preference, but if we would be unsuccessful, an obligation to pay this amount would likely exhaust our available resources and require us to cease operations entirely. There are no assurances that the Company would be able to secure any additional funding, as needed, or on terms acceptable to it, or that it will have sufficient funding to resolve the Foxconn Litigation, pursue and resolve the retained or other causes of action, or pursue any strategic alternatives. Our ability to raise certain forms of capital, particularly the issuance of equity securities, is significantly limited because of the ownership change restrictions required to preserve the NOLs.

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

As a result of the factors described above, we have concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

Summary of Cash Flows

(in thousands)

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Net Cash used in operating activities	$(137,164)	$(213,764)
Net Cash provided by (used in) investing activities	$102,904	$(114,904)
Net Cash provided by financing activities	$—	$206,010

Cash Flows from Operating Activities

For the year ended December 31, 2023, net cash used by operating activities was $137.2 million compared to $213.8 million for the year ended December 31, 2022. The decrease from 2022 to 2023 was primarily due to reduced operating expenses as a result of the filing of the Chapter 11 Cases and the cessation of operating activities.

Cash Flows from Investing Activities

For the year ended December 31, 2023, cash provided by investing activities was $102.9 million, compared to a use of $114.9 million in the same period in 2022. The period over period change was due primarily to maturities of short-term investments that provided $102.1 million in net cash provided by operating activities for the year ended December 31, 2023, compared to purchases of short-term investments which used $100.3 in investing activities. Due to the cessation of operating activities during 2023, cash used for the purchase of property, plant and equipment was $44.4 million lower in 2023 compared to 2022. Proceeds from the sale of fixed assets provided $11.0 million during 2022 compared to $40.0 million during 2023.

Cash Flows from Financing Activities

The Company did not engage in any financing activities during the year ended December 31, 2023. Financing cash flows in 2022 were primarily related to the $100 million down payment received from Foxconn under the Foxconn APA, $52.0 million from Foxconn under the Investment Agreement and $40.4 million in sales under the Equity Purchase Agreement and ATM, as defined and discussed in Note 6 — Capital Stock and Earnings Per Share net of issuance costs.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. As of December 31, 2023, material cash requirements for contractual and other obligations are recognized as liabilities subject to compromise. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies and Estimates

Going Concern

The accompanying financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern. In connection with the preparation of the consolidated financial statements for the years ended December 31, 2023 and 2022, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, which raised substantial doubt as to our ability to continue as a going concern within one year after the date of the issuance of such financial statements, and concluded that substantial doubt existed as to our ability to continue as a going concern as further discussed in Note 1 to the Consolidated Financial Statements. In addition, our independent auditors, in their report on the audited financial statements for the years ended December 31, 2023 and 2022, expressed substantial doubt about our ability to continue as a going concern.

Liabilities Subject to Compromise

As noted above, since filing the Chapter 11 Cases, the Company has operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In the accompanying Balance Sheet, the “Liabilities subject to compromise” line is reflective of expected allowed claim amounts in accordance with ASC 852-10 and are subject to change materially based on the proceedings and continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 9 – Commitments and Contingencies for further detail.

Property, Plant and Equipment

During the year ended December 31, 2023, the Company reclassified its property, plant, and equipment to assets held for sale in connection with the Chapter 11 Cases. Historically, property, plant and equipment were stated at cost less accumulated depreciation. Depreciation was computed using the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale, the cost and related accumulated depreciation were removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repair expenditures were expensed as incurred, while major improvements that increased functionality of the asset were capitalized and depreciated ratably to expense over the identified useful life.

Long-lived assets, such as property, plant, and equipment were reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.

Warrants

The Company accounted for its warrants in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which the warrants did not meet the criteria for equity treatment and were recorded as liabilities at their fair value at each reporting period. Any change in fair value was recognized in the statement of operations. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly as of June 30, 2023.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

On December 31, 2023, we had cash, cash equivalents and short-term investments of approximately $87.1 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

Item 8. Financial Statements and Supplementary Data

LORDSTOWN MOTORS CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lordstown Motors Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Lordstown Motors Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on June 27, 2023 the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code and the Company has no revenue-producing operations. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cleveland, Ohio
February 28, 2024

Page intentionally left bank

Lordstown Motors Corp.

Debtor-in-Possession

Consolidated Balance Sheets
(in thousands except share data)

	December 31, 2023	December 31, 2022
ASSETS:
Current Assets
Cash and cash equivalents	$87,096	$121,358
Short-term investments	—	100,297
Inventory, net	—	13,672
Prepaid expenses	4,027	19,510
Other current assets	1,016	1,038
Total current assets	$92,139	$255,875
Property, plant and equipment, net	—	193,780
Other non-current assets	30	2,657
Total Assets	$92,169	$452,312
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$933	$12,801
Accrued legal and professional	12,815	38,398
Accrued expenses and other current liabilities	1,650	17,635
Total current liabilities	$15,398	$68,834
Liabilities subject to compromise	30,467	—
Warrant and other non-current liabilities	—	1,446
Total liabilities	$45,865	$70,280
Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022	$32,755	$30,261
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized;,15,953,212 and 15,928,299 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	$24	$24
Additional paid in capital	1,183,804	1,178,960
Accumulated deficit	(1,170,279)	(827,213)
Total stockholders’ equity	$13,549	$351,771
Total liabilities and stockholders’ equity	$92,169	$452,312

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp.

Debtor-in-Possession

Consolidated Statements of Operations

(in thousands except for per share information)

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Net sales	$2,340	$194
Cost of sales	91,550	30,023
Operating Expenses
Selling, general and administrative expenses	54,413	138,270
Research and development expenses	33,343	107,816
Reorganization items	31,206	—
Impairment of property plant & equipment and intangibles	140,726	111,389
Total operating expenses	$259,688	$357,475
Loss from operations	$(348,898)	$(387,304)
Other income (expense)
(Loss) gain on sale of assets	(916)	100,906
Other income	123	788
Investment and interest income	6,625	3,206
Loss before income taxes	$(343,066)	$(282,404)
Income tax expense	—	—
Net loss	(343,066)	(282,404)
Less accrued preferred stock dividend	2,494	261
Net loss attributable to common shareholders	$(345,560)	$(282,665)
Net loss per share attributable to common shareholders
Basic & Diluted	$(21.67)	$(20.32)
Weighted-average number of common shares outstanding
Basic & Diluted	15,945	13,912

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp.

Debtor-in-Possession

Consolidated Statements of Stockholders’ Equity
(in thousands)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	13,092	$19	$1,084,390	$(544,809)	$539,600
Issuance of common stock	—	—	74	1	2,113	—	2,114
Restricted stock vesting	—	—	219	—	(684)	—	(684)
Class A Common stock issued under the Equity Purchase Agreement	—	—	1,164	2	40,436	—	40,438
Class A Common stock issued under the Sales Agreement	—	—	518	—	12,418	—	12,418
Class A Stock issued under Foxconn Investment Transactions	—	—	861	2	21,722	—	21,724
Preferred Stock issued under Foxconn Investment Transactions	300	30,000	—	—	—	—	—
Accrual of convertible preferred stock paid-in-kind dividends	—	261	—	—	(261)	—	(261)
Stock compensation	—	—	—	—	18,826	—	18,826
Net loss	—	—	—	—	—	(282,404)	(282,404)
Balance at December 31, 2022	300	30,261	15,928	24	1,178,960	(827,213)	351,771
Issuance of common stock	—	—	—	—	—	—	—
Restricted stock vesting	—	—	25	—	(65)	—	(65)
Class A Common stock issued under the Equity Purchase Agreement	—	—	—	—	—	—	—
Class A Common stock issued under the Sales Agreement	—	—	—	—	—	—	—
Class A Stock issued under Foxconn Investment Transactions	—	—	—	—	—	—	—
Preferred Stock issued under Foxconn Investment Transactions	—	—	—	—	—	—	—
Accrual of convertible preferred stock paid-in-kind dividends	—	2,494	—	—	(2,494)	—	(2,494)
Stock compensation	—	—	—	—	7,403	—	7,403
Net loss	—	—	—	—	—	(343,066)	(343,066)
Balance at December 31, 2023	300	$32,755	15,953	$24	$1,183,804	$(1,170,279)	$13,549

The accompanying notes are an integral part of these consolidated financial statements.

Lordstown Motors Corp

Debtor-in-Possession

Consolidated Statements of Cash Flows

(in thousands)

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net loss	$(343,066)	$(282,404)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	7,403	18,826
Loss (gain) on disposal of fixed assets	916	(100,906)
Impairment of property plant and equipment and intangible assets	140,726	111,389
Write-off of prepaid royalty	—	4,728
Depreciation of property plant and equipment	54,407	8,476
Write down of inventory and prepaid inventory	24,105	48,529
Other non-cash changes	(2,183)	(384)
Changes in assets and liabilities:
Accounts receivables	204	(203)
Inventory	(10,537)	(54,646)
Prepaid expenses and other assets	15,742	10,648
Accounts payable	(11,940)	2,527
Accrued expenses and other liabilities	(12,940)	19,657
Net Cash used in operating activities	$(137,163)	$(213,764)
Cash flows from investing activities
Purchases of property plant and equipment	$(10,152)	$(54,567)
Purchases of short-term investments	(32,147)	(100,297)
Maturities of short-term investments	134,203	—
Investment in Foxconn Joint Venture	—	(13,500)
Return of investment in Foxconn Joint Venture	—	13,500
Proceeds from the sale of fixed assets	11,000	39,960
Net Cash provided by (used in) investing activities	$102,904	$(114,904)
Cash flows from financing activities
Proceeds from notes payable for Foxconn Joint Venture	$—	$13,500
Settlement of notes payable for Foxconn Joint Venture	—	(13,500)
Down payments received from Foxconn	—	100,000
Issuance of Class A common stock	—	2,114
Tax withholding payments related to net settled restricted stock compensation	—	(684)
Cash received from Foxconn Investment Transactions Class A stock, net	—	21,724
Cash received from Foxconn Investment Transactions Preferred stock	—	30,000
Proceeds from Equity Purchase Agreement, net of issuance costs	—	40,438
Proceeds from ATM Offering, net of issuance costs	—	12,418
Net Cash provided by financing activities	$—	$206,010
Decrease in cash and cash equivalents	$(34,259)	$(122,658)
Cash and cash equivalents, beginning balance	121,358	244,016
Cash and cash equivalents, ending balance	$87,099	$121,358
Non-cash items
Derecognition of Foxconn down payments for sale of fixed assets	$—	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of Business

Overview

On June 27, 2023, Lordstown Motors Corp., a Delaware corporation, together with its subsidiaries (“Lordstown,” the “Company,” “the Debtors” or “we”), filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

In connection with the Chapter 11 Cases, we ceased production and sales of our flagship vehicle, the Endurance, and new program development and began a comprehensive marketing and sale process for some, all, or substantially all of the Company’s operating assets in an effort to maximize the value of those assets. Furthermore, we continued our aggressive cost-cutting actions that included significant personnel reductions. On September 29, 2023, we entered into the LandX Asset Purchase Agreement to sell specified assets related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and the purchaser assumed certain specified liabilities of the Company for a total purchase price of $10.2 million in cash in a transaction that closed on October 27, 2023 (discussed below under “Sale of Certain Assets to LandX”), and is included under investing activities in the consolidated statement of cash flows. As a result of these actions, the Company has no revenue-producing operations. Our primary operations during the fourth quarter of 2023 and to date in the first quarter of 2024 have consisted of activities associated with completing the Chapter 11 Cases, resolving substantial litigation including retained causes of action and the SEC Claim (subject to formal approvals), claims reconciliation, and preparing for emergence from bankruptcy as contemplated in the Proposed Plan described below. Our remaining assets following the closing of the LandX Asset Purchase Agreement consist largely of cash on hand, the claims asserted in the Foxconn Litigation and that the Company may have against other parties, as well as NOLs.

Upon the date that the Proposed Plan, which remains subject to Bankruptcy Court approval, becomes effective (the “Effective Date”), and subject to the effectiveness of the Proposed Plan, it is contemplated that the near term operations of the Company (also referred to as the “Post-Effective Date Debtors”) will consist of (a) claims administration under the Proposed Plan, (b) addressing the Foxconn Litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the Company against any counterclaims, (e) attempting to realize value, if any, from our NOLs and (f) filing Exchange Act reports and satisfying other regulatory requirements.

In the future, the Post-Effective Date Debtors expect to explore potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the Company’s tax attributes, including maximizing realization of its NOLs. No assurance can be made that the Proposed Plan will become effective or that we will be successful in prosecuting any claim or cause of action or that any strategic alternative or business combination will be identified and/or would result in profitable operations or the ability to realize any value from the NOLs. See – “Expected Operations Following the Effective Date” and Part I – Item 1A - Risk Factors.

Unless the context indicates otherwise, all shares of the Company’s Class A common stock are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective as of 12:01 a.m. Eastern Time on May 24, 2023.

Prior Operations and Cessation of Production and Development

Prior to the consummation of the Chapter 11 Cases, the Company was an original equipment manufacturer (“OEM”) of electric light duty vehicles (“EVs”) focused on the commercial fleet. This included working on its own vehicle programs as well as partnering with third parties, including Foxconn and its affiliates, as the Company sought to leverage its capabilities, assets and resources to more efficiently develop and launch EVs, to enhance capital efficiency and achieve profitability.

In the third quarter of 2022, the Company started commercial production of the Endurance and began to record sales in the fourth quarter of 2022. Engineering readiness, quality and part availability governed the initial timing and speed of the Endurance launch. The rate of Endurance production remained very low in 2023 until June 2023, when management made the decision to file the Chapter 11 Cases and cease production. We sold 38 Endurance trucks to customers, of which 35 have been repurchased from customers as of the date hereof.

Leading up to filing the Chapter 11 Cases and the Foxconn Litigation (each as further discussed below), it became apparent that we would be unable to effectively implement and realize the anticipated benefits of the Foxconn Transactions (as defined below) as Foxconn failed to meet funding commitments and refused to engage with the Company on various initiatives contemplated by the Foxconn Transactions that were essential to sustain ongoing operations. Due to the failure to identify a strategic partner for the Endurance, lack of expected funding and other support from Foxconn (as discussed in more detail below), continuing costs of outstanding litigation and extremely limited ability to raise sufficient capital in the then current market environment, we determined it was in the best interests of the Company’s stakeholders to take aggressive actions to cut costs, preserve cash, file the Chapter 11 Cases and Foxconn Litigation and cease production of the Endurance and new program development. As part of these initial actions, notices were provided to a substantial number of employees under the Worker Adjustment and Retraining Notification Act (“WARN Act”) in May 2023, for job eliminations beginning in the third quarter of 2023. After the filing of the Chapter 11 Cases, we provided additional notices under the WARN Act for job eliminations. As of December 31, 2023, we had 9 employees, all of whom have been terminated or are expected to be terminated on the Effective Date.

The Chapter 11 Cases

On June 27, 2023, (“Petition Date”) the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Bankruptcy Court approved certain motions filed by the Debtors under which they were authorized to conduct their business activities in the ordinary course, including to, among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors; (iv) continue to honor certain customer obligations; (v) maintain their insurance program; (vi) continue their cash management system; and (v) establish certain procedures to protect any potential value of the Company’s NOLs.

The Company has also been seeking to use the tools of Chapter 11 to fully, finally, and efficiently resolve its contingent and other liabilities before the Bankruptcy Court and to pursue the Foxconn Litigation, as further discussed below.

The Bankruptcy Court established October 10, 2023, as the general bar date for all creditors (except governmental entities) to file their proofs of claim or interest, and December 26, 2023, as the bar date for all governmental entities, which was extended until January 5, 2024, in the case of the Securities and Exchange Commission (“SEC”). In addition, the deadline for parties to file proofs of claim arising from the Debtors’ rejection of an executory contract or unexpired lease is the later of (a) the general bar date or the governmental bar date, as applicable, and (b) 5:00 p.m. (ET) on the date that is 30 days after the service of an order of the Bankruptcy Court authorizing the Debtors’ rejection of the applicable executory contract or unexpired lease. Finally, pursuant to the Proposed Plan, the deadline for parties to file administrative claims against the Debtors (i.e., claims for costs and expenses of administration of the Debtors’ estates, including (i) the actual and necessary costs and expenses incurred after the Petition Date and through the Effective Date of preserving the estates and operating the businesses of the Debtors; (ii) professional fee claims; and (iii) fees and charges payable to the United States Trustee for the District of Delaware (the “U.S. Trustee”)) is 30 days following the Effective Date. Claimants may have the ability to amend their proofs of claim that could significantly increase the total claims, beyond our estimates or reserve. Furthermore, proofs of claim have been filed asserting unliquidated damages or claims in respect of certain indemnification obligations or otherwise, that we may not be able to estimate, or may be materially more than we estimate.

Pursuant to the terms of the Proposed Plan, and subject to its confirmation and effectiveness, a significant amount of the cash on hand as of the Effective Date will be used to settle outstanding claims against the Company, including litigation claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. The Proposed Plan also requires that the Company establish a reserve (the “Claims Reserve”) for allowed and disputed claims of general unsecured creditors, inclusive of $3 million the Company would be required to pay into escrow on the Effective Date for the cash portion of the Ohio Securities Litigation Settlement (as defined and discussed below). The aim of the Claims Reserve is to facilitate payment in full, with interest, of such creditors’ allowed claims as contemplated by the Proposed Plan (although there can be no assurance the Company will be able to pay such claims in full with interest). The initial amount of the Claims Reserve is currently anticipated to be approximately $45 million, as agreed upon by the official committee of equity security holders (the “Equity Committee”) and the official unsecured creditors’ committee (the “UCC” and together with the Equity Committee, the “Committees”) and approved by the Bankruptcy Court. The amount of the Claims Reserve is subject to change and could increase materially. The Claims Reserve could also be adjusted downward as claims are resolved or otherwise as a result of the claims resolution process, or as the Claims Ombudsman and the Post-Effective Date Debtors deem appropriate. Furthermore, the amount of the Claims Reserve will be limited to amounts payable for allowed claims of general unsecured creditors but to the extent that the Claims Reserve is insufficient to pay general unsecured creditors in full with interest, such deficiency will be payable from all assets of the Post-Effective Date Debtors, as set forth in the Proposed Plan. There are additional liabilities, including but not limited to administrative claims and claims by holders of our Class A common stock and Preferred Stock among other potential classes of claimants whose claims, if allowed, will not be included in the Claims Reserve.

There can be no assurance regarding the amount of claims that may be allowed for distributions under the Proposed Plan or that such claims will not be significantly greater than may be anticipated which could, in turn, result in the value of distributions to stakeholders being delayed, reduced, or eliminated entirely. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against us. Moreover, additional claims may be filed in the Chapter 11 Cases, including on account of rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and administrative claims, for each of which the deadlines to file proofs of claim have not yet passed as of the date of this report. Such claims may be substantial and may result in a greater amount of allowed claims than estimated.

No assurance can be made regarding the confirmation or effectiveness of the Proposed Plan, the sufficiency of the Debtors’ assets to provide estimated recoveries to claimants and fund anticipated post-emergence activities. The Post-Effective Date Debtors and the Claims Ombudsman, as applicable, will review and analyze all claims. Pursuant to the terms of the Proposed Plan, which includes certain exceptions, the Claims Ombudsman will have the authority to settle, litigate or otherwise resolve general unsecured Claims against the Debtors. We cannot provide any assurances regarding what our total actual liabilities based on such claims will be. Further, the assets included in this report or in any filing we have made or may make with the Bankruptcy Court may not reflect the fair values thereof during the pendency of or following the Chapter 11 Cases. There remains uncertainty regarding the estimates and assumptions used in the applicable reporting periods, and such values may be higher or lower as a result.

Sale of Certain Assets to LandX

As part of the Chapter 11 Cases, on August 8, 2023, the Bankruptcy Court approved procedures (the “Bidding Procedures Order”) for the Debtors to conduct a comprehensive marketing and sale process for some, all, or substantially all of the Company’s operating assets in order to maximize the value of those assets.

The Debtors’ investment banker, Jefferies LLC (“Jefferies”), and other professionals conducted a comprehensive marketing process for the sale of assets consistent with the Bidding Procedures Order. In connection with that marketing and sale process, the Debtors received a “Qualified Bid” (as defined in the Bidding Procedures Order) from LAS Capital LLC, a Delaware limited liability company (“LAS Capital”) to purchase certain specified assets of the Debtors.

Although the Debtors received several non-binding proposals for the purchase of specified assets, the Debtors through their Boards of Directors, determined that none of these other proposals was a Qualified Bid in accordance with the Bidding Procedures and determined LAS Capital to be the successful bidder under the Bidding Procedures. As a result, the Debtors cancelled the auction in accordance with the Bidding Procedures and proceeded to seek Bankruptcy Court approval of the sale.

On September 29, 2023, the Debtors entered into an Asset Purchase Agreement (the “LandX Asset Purchase Agreement”) with LAS Capital LLC and Mr. Stephen S. Burns, an individual, as guarantor of certain obligations of LAS Capital under the LandX Asset Purchase Agreement. The LandX Asset Purchase Agreement was assigned to LAS Capital’s affiliate, LandX Motors Inc., a Delaware corporation (the assignee and “Purchaser”) and approved by the Bankruptcy Court on October 18, 2023. The closing of the transactions contemplated by the LandX Asset Purchase Agreement occurred on October 27, 2023, at which time the Purchaser acquired substantially all of the assets held for sale of the Debtors related to the design, production and sale of EVs focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assumed certain specified liabilities of the Debtors for a total purchase price of $10.2 million in cash. Upon consummation of the sale, Jefferies became entitled to a Transaction Fee (as defined below) of $2.0 million after crediting the Monthly Fees (as defined below) paid to Jefferies since entering into the Engagement Letter. The Transaction Fee was classified within accrued legal and professional on the consolidated balance as of December 31, 2023, and was paid to Jefferies in January 2024 and no further amounts are payable to Jefferies under the Engagement Letter.

The Debtors’ remaining assets following the closing of the LandX Asset Purchase Agreement consist largely of cash on hand, the claims and causes of action asserted in the Foxconn Litigation and that the Company may have against other parties, and the NOLs.

Confirmation of the Chapter 11 Plan and Effective Date

On September 1, 2023, the Debtors filed a Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors and a related proposed disclosure statement (the “Disclosure Statement”), which were amended and modified on each of October 24, 2023, October 29, 2023, and October 30, 2023. On October 31, 2023, the Bankruptcy Court held a hearing on the approval of the Disclosure Statement and the procedures to solicit votes to accept or reject the Proposed Plan. The Bankruptcy Court announced, among other things, that it would approve the Debtors’ Disclosure Statement and the procedures to be used in connection with the solicitation of votes on the Proposed Plan (the “Solicitation and Voting Procedures”). On November 1, 2023, the Bankruptcy Court entered an order approving the Disclosure Statement and the Solicitation and Voting Procedures (the “Disclosure Statement Order”). After obtaining Bankruptcy Court approval, the Debtors promptly began soliciting votes from their creditors and shareholders for approval of the Proposed Plan pursuant to the Solicitation and Voting Procedures.

After the solicitation process was complete, the Debtors’ court-authorized claims and noticing agent (Kurtzman Carson Consultants LLC) submitted a declaration with the Bankruptcy Court reporting the outcome of voting on the Proposed Plan. The voting results reflected that Classes 3, 7, and 10 accepted the Proposed Plan and Class 8 (holders of 510(b) Claims, described below) rejected the Proposed Plan. No holders of claims in Class 9 voted on the Proposed Plan, and, accordingly, Class 9 was deemed eliminated from the Proposed Plan for purposes of voting and determining acceptance or rejection of the Proposed Plan by such class. Classes 1, 2, 4, 5, and 6 are unimpaired pursuant to the Proposed Plan and deemed to accept it.

On January 31, 2024, the Debtors filed the Second Modified First Amended Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors (as may be further modified, supplemented, or amended, the “Proposed Plan”). The modifications to the Proposed Plan since the previously filed version incorporated, among other things, a settlement (the “Ohio Securities Litigation Settlement”) of claims against the Debtors and certain directors and officers of the Debtors that were serving in such roles as of December 12, 2023 (the “Ohio Released Directors and Officers”), asserted in, or on the same or similar basis as those claims asserted in, the securities class action captioned In re Lordstown Motors Corp. Securities Litigation, Case No. 4:21-cv-00616 (DAR) (the “Ohio Securities Litigation”). The Proposed Plan also included, as a condition to confirmation of the Proposed Plan, that the SEC approve an offer of settlement (the “Offer”) submitted by the Debtors to resolve the proof of claim filed by the SEC against the Debtors, which, as previously disclosed, was filed in the face amount of $45 million (the “SEC Claim”) as set forth in an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order (the “OIP”). We expect the Offer to be considered by the SEC in the near future.

The Debtors have scheduled a hearing with the Bankruptcy Court on March 5, 2024, to consider confirmation of the Proposed Plan and will ask the Bankruptcy Court to enter an order confirming the Proposed Plan (the “Confirmation Order”), which among other things, would authorize the Debtors to effectuate the Proposed Plan, subject to satisfaction or waiver of the conditions precedent to the occurrence of Effective Date set forth in the Proposed Plan. If the Proposed Plan is confirmed, the Debtors will seek to have such conditions satisfied or waived in order for the Effective Date to occur promptly after entry of the Confirmation Order.

The Bankruptcy Code generally provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to consummation of such plan.  Here, the United States Trustee has objected to the Debtors’ entitlement to a discharge.  The objection is expected to be heard at the hearing to consider the Confirmation Order.  If the United States Trustee’s objection is overruled, then, with few exceptions, all claims against the Debtors that arose prior to the consummation of the Proposed Plan (i) would be subject to compromise and/or treatment under the Proposed Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Proposed Plan. However, the outcome and timing of any claims not ultimately discharged is uncertain, and it is possible material costs, penalties, fines, sanctions, or injunctive relief could result from such a matter.

The Proposed Plan, among other provisions:

●	provides an orderly structure for distributions to holders of claims of creditors and treatment of equity interests of shareholders (“Interests”),
●	incorporates the resolution of claims asserted in the Ohio Securities Litigation and, in connection with the Offer and OIP, by the SEC,
●	preserves retained causes of action, including against Foxconn, to be pursued by the Post-Effective Date Debtors,
●	seeks to preserve the value of the Company’s NOLs, by leaving preferred and common equity Interests in the Post-Effective Date Debtors in place, and instituting certain trading restrictions, and
●	provides that the Post-Effective Date Debtors may engage in such business operations as may be determined by the New Board.

Pursuant to, and subject to the confirmation and effectiveness of, the Proposed Plan, effective as of the Effective Date (i) an ombudsman (the “Claims Ombudsman”) will be appointed to oversee the administration of claims asserted against the Debtors by general unsecured creditors and (ii) a trustee (the “Litigation Trustee”) will be appointed to oversee a litigation trust (the “Litigation Trust”) formed pursuant to the Proposed Plan, which will be funded with certain retained causes of action of the Debtors, as will be determined by the Equity Committee.

We cannot provide any assurances that we will have sufficient cash on hand to provide for the required payments to be made on the Effective Date or to satisfy the Claims Reserve, Post-Effective Date Debtor Amount (as defined below) or other reserves as may be required.

Pursuant to, and subject to the confirmation and effectiveness of, the Proposed Plan, the Debtors will be allocated an amount (the “Post-Effective Date Debtor Amount”) which will be used to fund (a) the fees and expenses of the Post-Effective Date Debtors in performing their duties under the Proposed Plan, (b) expenses of the Claims Ombudsman appointed under the Proposed Plan and (c) future operational expenses of the Post-Effective Date Debtors, as permitted by the Proposed Plan. Pursuant to the Proposed Plan, the Post-Effective Date Amount may be increased from time to time after notice and an opportunity to object is provided to the Claims Ombudsman.

All distributions under the Proposed Plan would come from all assets of the Debtors (including, without limitation, cash generated by or that constitutes the proceeds of assets acquired by the Post-Effective Date Debtors after the Effective Date), which include, but are not limited to, (i) cash on hand as of the Effective Date, (ii) proceeds from the sale of the Debtors’ assets, (iii) proceeds from causes of action retained by the Debtors pursuant to the Proposed Plan, and (iv) insurance proceeds received by the Post-Effective Date Debtors. Subject to the terms of the Proposed Plan, any distributions to classes of claims and Interests will generally be made in order of their respective priorities under the Bankruptcy Code. Specifically, the Proposed Plan provides for the distributions for the claims and Interests in order of priority as follows (with capitalized terms not otherwise defined having the meaning set forth in the Proposed Plan):

●	Holders of Allowed Administrative Claims, Allowed Priority Tax Claims, and Allowed Other Priority Claims (each as defined in the Proposed Plan) are to be paid in full in cash before other payments can be made.
●	Holders of Allowed Secured Claims (as defined in the Proposed Plan) would either retain their lien on the collateral, be paid in full in cash, or receive the collateral securing such Allowed Secured Claim.
●	Holders of Allowed General Unsecured Claims would receive a pro rata share of the Debtors’ cash after all Allowed Administrative Claims, Allowed Priority Tax Claims, Allowed Other Priority Claims, and Allowed Secured Claims are satisfied and the Professional Fee Escrow Account (as defined in the Proposed Plan) is funded. If the Debtors have sufficient cash on hand to pay all Allowed General Unsecured Claims plus interest in full, then the holders of the Allowed General Unsecured Claims would also receive post-petition interest on their claim amount at the Federal Judgment Rate. If the Debtors do not have sufficient cash on hand to pay in full such post-petition interest, then the holders of the Allowed General Unsecured Claims would receive their pro rata share of any post-petition interest that can be paid.
●	Allowed Intercompany Claims would be reinstated under the Proposed Plan.
●	Allowed Foxconn Preferred Stock Interests would be reinstated, which includes that all outstanding shares of Preferred Stock will remain outstanding, subject to the terms of the New Organizational Documents (as defined below). In the event any distribution is to be made to holders of Allowed Foxconn Preferred Stock Interests, such distribution would be from cash remaining after the payment or reserving for the treatment under the Proposed Plan of Allowed Administrative Claims, Allowed Other Priority Claims, Allowed Secured Claims, Allowed General Unsecured Claims, and the Post-Effective Date Debtor Amount (“Post-Effective Date Debtor Cash”). In addition, any such distribution to Holders of the Allowed Foxconn Preferred Stock Interests would be subject to the backstop obligation under the Ohio Securities Litigation Settlement.
●	Allowed Common Stock Interests would be reinstated, which includes that all outstanding shares of Class A common stock remain outstanding, subject to the terms of the New Organizational Documents (as defined below).
●	Allowed claims relating to securities actions against the Debtors that are subordinated to General Unsecured Claims by section 510(b) of the Bankruptcy Code (other than section 510(b) Claims that are (i) subject to the Ohio Securities Litigation Settlement or (ii) are claims filed against the Debtors on the same or similar basis as those set forth in the Post-Petition Securities Action (as defined below) (such claims, the “RIDE Section 510(b) Claims”), would receive Class A common stock in an amount calculated pursuant to the formula set forth in the Proposed Plan, after accounting for any recoveries from applicable insurers or other third parties and subject to the Post-Effective Date Debtors’ election to cash out such Class A common stock Interests.
●	Allowed claims, if any, against the Debtors on the same or similar basis as those set forth in the putative securities class action filed against the Debtors’ current Chief Executive Officer (Edward Hightower), Chief Financial Officer (Adam Kroll), and Executive Chairman (Daniel Ninivaggi) in the Post-Petition Securities Action (defined below) may recover solely from available insurance coverage from applicable insurance policies until such insurance policies have been completely exhausted. The Debtors dispute the merits of any such claims.
●	Allowed claims of the Ohio Securities Litigation Lead Plaintiff (defined below) would receive treatment pursuant to the Ohio Securities Litigation Settlement incorporated in the Proposed Plan (as described below).

Pursuant to the Ohio Securities Litigation Settlement incorporated into the Proposed Plan, the Debtors would pay $3 million into escrow on the Effective Date for the benefit of the putative class members in the Ohio Securities Litigation. In addition, such putative class members would be entitled to receive a portion of any proceeds from litigation and other causes of action being retained by the Debtors following the Effective Date (net of actual reasonable costs incurred in prosecuting such retained causes of action) in an amount equal to the lesser of (a) 25% of such net proceeds and (b)  $7 million. Pursuant to the Proposed Plan and Confirmation Order, if entered, the Confirmation Order would constitute a preliminary approval of the Ohio Securities Litigation Settlement. The Ohio Securities Litigation Settlement would be effective on the Effective Date, and the Ohio Securities Litigation Lead Plaintiff, through counsel, would be responsible for pursuing final approval of the proposed settlement thereafter. Members of the putative settlement class would be provided with the option to op-out of the settlement class pursuant to the provisions of the Confirmation Order. See Note 9 Commitments and Contingencies – Ohio Securities Litigation.

In addition, pursuant to the Proposed Plan, a portion of any recoveries from litigation or other causes of action retained by the Debtors that would be owed to putative class members in connection with the Ohio Securities Litigation Settlement would be backstopped by Foxconn through Foxconn’s agreement to permit 16% of any payments made on account of Foxconn’s Preferred Stock, up to $5 million, to be paid into a reserve for the benefit of such class members.

Further, the Proposed Plan contemplates, and includes as a condition to confirmation of the Proposed Plan, that the SEC approve the Offer submitted by the Debtors to resolve the SEC Claim as would be, if approved, set forth the OIP. We do not anticipate seeking confirmation of the Proposed Plan by the Bankruptcy Court until the Offer and OIP are mutually agreed with the SEC and binding. Subject to receipt of necessary approvals and satisfaction of each of the terms of the Offer and the OIP, the Proposed Plan provides that following confirmation and the effectiveness of the Proposed Plan incorporating the Ohio Securities Litigation Settlement, the SEC would withdraw the SEC Claim. Any potential settlement with the SEC or other parties for related securities claims or other matters is subject to significant uncertainty, there can be no assurance as to the timing or outcome of the resolution of these matters, and any settlement or claim amount remains subject to approval by the Bankruptcy Court and other regulatory approvals, as applicable. The Debtors cannot provide any assurances regarding what the Company’s total actual liabilities based on the SEC Claim, or other claims asserted in the Chapter 11 Cases, will be.

On the Effective Date, the Proposed Plan would provide certain releases to directors and officers of the Debtors that served in the capacity as a director or officer of any of the Debtors at any time from the Petition Date through the Effective Date. As approved by the Bankruptcy Court, the releases would be binding on holders of claims and Interests (a) that affirmatively vote to accept the Proposed Plan or (b) are entitled to vote on the Proposed Plan, vote to reject the Proposed Plan, and check a box on their ballot opting into the releases. The releases are also binding on related parties to those described in (a) and (b) (e.g., affiliates, predecessors, successors, and related parties as set forth in the Proposed Plan), but only to the extent the parties in (a) and (b) have authority to bind such persons or entities to the releases.

In addition, pursuant to, and subject to the confirmation and effectiveness of, the Proposed Plan, the members of the settlement class in the Ohio Securities Litigation will also be releasing parties pursuant to the Proposed Plan and be bound by the release, discharge, and injunction provisions set forth in the Proposed Plan.

The Proposed Plan remains subject to the entry of the Confirmation Order and it could change as a result of amendments, supplements, or other modifications to the Proposed Plan. The Proposed Plan is available, and any amendments, supplements and modifications will be made available, online at https://www.kccllc.net/lordstown/document/list. The information on this website is not incorporated by reference and does not constitute part of this Form 10-K. Further, unless otherwise stated in the Proposed Plan and the Confirmation Order, the Proposed Plan is not binding on any party, including the Debtors, until it is consummated and the Effective Date has occurred. The Proposed Plan may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control), appeal by certain parties that could file notice of appeal with respect to the Confirmation Order, if entered, and is otherwise subject to the risks and uncertainties set forth in the Disclosure Statement, which stakeholders are encouraged to read in its entirety. There can be no assurance that the Confirmation Order will be entered, that such conditions will be satisfied or that such appeals will be dismissed and, therefore, that the Proposed Plan will become effective and that we will emerge from the Chapter 11 Cases as contemplated by the Proposed Plan. The failure of the Proposed Plan to be confirmed and become effective, or any delay thereof, will significantly and adversely affect the likelihood of a Chapter 11 reorganization and could lead to a liquidation.

Expected Operations Following the Effective Date

If the Proposed Plan becomes effective, at the Effective Date the Debtors would emerge from the Chapter 11 Cases and:

●	the Foxconn Litigation and other retained causes of action of the Debtors would be preserved and may be prosecuted,
●	claims filed in the Chapter 11 Cases would continue to be resolved pursuant to the claims resolution process with allowed claims being treated in accordance with the Proposed Plan,
●	distributions to holders of allowed claims and allowed Interests would be made subject to the provisions of the Proposed Plan, and
●	the Debtors will continue to conduct business and may enter into transactions, including business combinations, or otherwise, that could permit the Post-Effective Date Debtors to make use of the NOLs, if preserved.

At this time, however, the Debtors do not know what the post-Effective Date operations will include and no assurances can be provided that the Proposed Plan will generate any value for the Company’s post-Effective Date equity holders or that any distributions will be made to such equity holders. See “Risk Factors”, including under the heading “Risks Related to Our Post-Effective Date Operations and Financial Condition.”

On and after the Effective Date, pursuant to applicable non-bankruptcy law and subject to confirmation of the Proposed Plan, the Company and its subsidiaries will maintain their pre-bankruptcy corporate existence, with the Company’s name expected to be changed to Nu Ride Inc., and will be permitted to conduct operations in its discretion, subject to available funding and other factors. Under the Proposed Plan, I. Class A common stock and Preferred Stock would remain outstanding as of the Effective Date and none of the outstanding equity interests of the Company, including outstanding warrants, would be cancelled in connection with the effectiveness of the Proposed Plan.

As of the Effective Date, the Proposed Plan provides that the Company’s second amended and restated certificate of incorporation and amended and restated bylaws would be further amended and restated (as amended and restated, collectively the “New Organizational Documents” and individually the “New Charter” and the “New Bylaws”) to reflect changes sought by the New Board, that include, but are not limited to, a new name for the Company, Nu Ride Inc. and, incorporate terms regarding post-Effective Date indemnification obligations consistent with the Proposed Plan.

At December 31, 2023, the Company had $993.2 million and $880.3 million of federal and state and local net operating losses, respectively, and the Company incurred and may also continue to incur in connection with the Proposed Plan significant NOLs. The Company’s ability to use some or all of these NOLs are subject to certain limitations. To reduce the risk of a potential adverse effect on our ability to use our NOLs for U.S. Federal income tax purposes, the New Charter is proposed to contain, subject to certain exceptions, certain transfer restrictions (the “NOL Restrictions”) with respect to our stock involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.5% or more of all issued and outstanding shares of Class A common stock). Any transferee receiving shares of Class A common stock or Preferred Stock that would result in a violation of such proposed restrictions will not be recognized as a stockholder of the Company or entitled to any rights of shareholders, including, without limitation, the right to vote and to receive dividends or distributions, whether liquidating or otherwise, in each case, with respect to the shares of stock causing the violation.

At the Effective Date, the Company would remain subject to the periodic reporting requirements of the Exchange Act; however, the Company will be a “shell company” as defined under the Securities Act and subject to associated limitations under the securities laws. For example, the holders of our securities may not rely on Rule 144, a safe harbor on which holders of restricted securities may use to resell their securities, to sell such securities without registration or until we are no longer identified as a shell company. This will likely make it more difficult for certain investors to resell our Class A common stock. See – Risk Factors. Although the Company has indicated, by checking the applicable box on the cover page of this report, that it is a shell company (as defined in Rule 12b‑2 of the Exchange Act), the Company is engaged and contemplates that it will engage in the following business and operations following confirmation and effectiveness of Proposed Plan: (a) claims administration under the Proposed Plan, (b) addressing the Foxconn Litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the Company against any counterclaims, (e) attempting to realize value, if any, from our tax attributes and (f) filing Exchange Act reports and satisfying other regulatory requirements. Moreover, in the future, the Company may explore and pursue potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the value of the Company’s assets, including maximizing the value of the Company’s tax attributes and realization of its net operating loss carryforwards and other tax attributes.  In checking the applicable box in this report for the purposes of Rule 12b-2 of the Exchange Act, the Company makes no admission and does not concede that it will have no business, no operations, or no or nominal assets following the effectiveness of the Plan.

The Proposed Plan provides for the appointment of new members to serve on the Company’s board of directors (the “New Board”) as of the Effective Date and provides that the New Board is to be selected by the Equity Committee. Additional detail regarding each of the expected members of the New Board and the new Chief Executive Officer and President to be appointed by the New Board, as identified to the Company by the Equity Committee as of the date hereof, is provided under “Executive Officer Expected to be Appointed as of the Effective Date” and Part II – Item 10. Directors, Executive Officers, and Corporate Governance. The New Board will, among other things, oversee and direct the administration of the Post-Effective Date Debtors’ operations in accordance with the Proposed Plan.

The operation of the Post-Effective Date Debtors, including the evaluation of any new business opportunities, if any, would be undertaken by or under the supervision of the Company’s then current officers and directors. The Post-Effective Date Debtors will be required to satisfy their operating costs from the Post-Effective Date Debtor Amount and any additional proceeds from assets or other amounts, if any, released from the Claims Reserve pursuant to the Proposed Plan. During the twelve months following the date of this report, the Company anticipates incurring costs relating to (a) claims administration under the Proposed Plan, (b) addressing the Foxconn Litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the Company against any counterclaims, (e) attempting to realize value, if any, from our NOLS, and (f) filing Exchange Act reports and satisfying other regulatory requirements. In the future, the Post-Effective Date Debtors expect to explore potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the Company’s tax attributes, including maximizing realization of its NOLs and other tax attributes. If the United States Trustee is successful in its objection to the Debtors’ entitlement to a discharge under the Bankruptcy Code from substantially all debts arising prior to consummation of the Proposed Plan, this could result in the Proposed Plan not being confirmed or additional material costs, penalties, fines, sanctions, or injunctive relief against the Debtors for claims that are not ultimately be discharged. There can be no assurance as to any additional funding available for the Post-Effective Date Debtors to conduct their post-Effective Date operations, including pursuing any post-Effective Date transaction, and the amount of funding available may be reduced, including in the event that allowed claims against the Company prove to be greater than expected or in the event of an adverse ruling with respect to allowance of Foxconn’s preferred stock Interests. There are no assurances that the Company will be able to secure any additional funding, as needed, or on terms acceptable to it, or that it will have sufficient funding to resolve the Foxconn Litigation, pursue and resolve the retained or other causes of action, or pursue any strategic alternatives.

As of the date of this report, the Company has neither entered into any definitive agreement with any party, nor has the Company engaged in any specific discussions with any potential business combination candidate regarding business opportunities for the Company.

We anticipate that the prosecution of claims and causes of action and the evaluation and pursuit of potential strategic alternatives will be costly, complex, and risky. No assurances can be made that we will be successful in prosecuting any claim or cause of action or that any strategic alternative or business combination would result in profitable operations or the ability to realize any value from the NOLs.

Foxconn Litigation

On June 27, 2023, the Company commenced an adversary proceeding against Foxconn (the “Foxconn Litigation”) in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement (as defined below), the parties’ joint venture agreement, the Foxconn APA (as defined below), and the CMA (as defined below) that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. The Foxconn Litigation is Adversary Case No. 23-50414.

On September 29, 2023, Foxconn filed a motion to dismiss all counts of the Foxconn Litigation and brief in support of the same (the “Foxconn Adversary Motion to Dismiss”), asserting that all of the Company’s claims are subject to binding arbitration provisions and that the Company has failed to state a claim for relief. The Debtors believe that the Foxconn Adversary Motion to Dismiss is without merit and, on November 6, 2023, the Company filed an opposition to Foxconn’s Adversary Motion to Dismiss. Foxconn filed a reply in support of the Foxconn Adversary Motion to Dismiss on November 30, 2023. On December 7, 2023, the Debtors and the Equity Committee filed a notice of completion of briefing, which provided that the briefing of the Foxconn

Adversary Motion to Dismiss has been completed and such motion is ready for disposition. Oral argument on the Foxconn Adversary Motion to Dismiss has not been scheduled. The Company currently intends to continue to vigorously oppose that motion and pursue its claims against Foxconn. However, the ultimate determinations regarding the Foxconn Litigation will be made by the New Board and management team if the Proposed Plan is confirmed and becomes effective.

If the Bankruptcy Court denies the Foxconn Adversary Motion to Dismiss, the Post-Effective Date Debtors will continue to prosecute the Foxconn Litigation. Any net proceeds from the Foxconn Litigation may enhance the recoveries for holders of claims and Interests. However, while the Post-Effective Date Debtor Amount includes an estimate of the costs to prosecute the Foxconn Litigation, the actual costs may be significantly higher, which may impair the Company’s ability to pursue the matter. No assurances can be provided as to the outcome or recoveries, if any, of the Foxconn Litigation.

See Note 9 – Commitments and Contingencies – Foxconn Litigation for additional information.

Foxconn Transactions

The Company entered into a series of transactions with affiliates of Hon Hai Technology Group (“HHTG”, either HHTG or applicable affiliates of HHTG are referred to herein as “Foxconn”), beginning with the Agreement in Principal that was announced on September 30, 2021, pursuant to which we entered into definitive agreements to sell our manufacturing facility in Lordstown, Ohio under the Foxconn APA (as defined below) and outsource manufacturing of the Endurance to Foxconn under the CMA. On November 7, 2022, we entered into an Investment Agreement with Foxconn under which Foxconn agreed to make additional equity investments in the Company (the “Investment Agreement”). The Investment Agreement superseded and replaced an earlier joint venture agreement. The Foxconn APA, the CMA and the Investment Agreement together are herein referred to as the “Foxconn Transactions.”

Investment Agreement

Under the Investment Agreement, Foxconn agreed to make additional equity investments in the Company through the purchase of $70 million of Class A common stock, $0.0001 par value per share (“Class A common stock”), and up to $100 million in Series A Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock”), subject to certain conditions, including, without limitation, regulatory approvals and, with regard to the Preferred Stock, satisfaction of certain EV Program (as defined herein) budget and EV Program milestones established by the parties. The Preferred Stock funding could only be used in connection with planning, designing, developing, engineering, testing, industrializing, certifying, homologating and launching one or more EVs in collaboration with Foxconn (the “EV Program”). See Note 5 – Mezzanine Equity and Note 6 –Capital Stock and Earnings per Share for additional information regarding the terms of the Preferred Stock and terms of the Investment Agreement.

On November 22, 2022, the parties completed the initial closing under the Investment Agreement, pursuant to which Foxconn purchased approximately $22.7 million of Class A common stock and $30 million of Preferred Stock (the “Initial Closing”). The parties also entered in the Registration Rights Agreement on November 22, 2022, pursuant to which the Company agreed to use reasonable efforts to file and cause to be declared effective a registration statement with the SEC registering the resale of the Class A common stock acquired under the Investment Agreement, including any shares of Class A common stock issuable upon conversion of the Preferred Stock.

The Investment Agreement provided for the second closing of Class A common stock (the “Subsequent Common Closing”), at which time, the Company maintains that Foxconn was required to purchase approximately 10% of the Class A common stock for approximately $47.3 million. The Subsequent Common Closing was to occur within 10 business days following the parties’ receipt of a written communication from the U.S. government’s Committee on Foreign Investment in the United States (“CFIUS”) that CFIUS has concluded that there are no unresolved national security concerns with respect to the transactions (“CFIUS Clearance”) and subject to satisfaction of the other conditions set forth in the Investment Agreement (which the Company believes were or would have been satisfied). CFIUS Clearance was received on April 24, 2023, which means the Subsequent Common Closing was to occur on or before May 8, 2023. The Company was ready, willing and able to complete the Subsequent Common Closing on a timely basis.

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

Pursuant to the Foxconn APA, Foxconn purchased Lordstown EV’s manufacturing facility located in Lordstown, Ohio. Lordstown EV had continued to own our hub motor assembly line, as well as our battery module and pack line assets, certain tooling, intellectual property rights and other excluded assets, and had outsourced all of the manufacturing of the Endurance to Foxconn under the Contract Manufacturing Agreement. Lordstown EV also entered into a lease pursuant to which Lordstown EV had leased space located at the Lordstown, Ohio facility from Foxconn for Lordstown EV’s Ohio-based employees for a term equal to the duration of the Contract Manufacturing Agreement plus 30 days (the “Lease Agreement”). The Lease Agreement was cancelled as of December 31, 2023.

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

Research and development costs are presented net of the $18.4 million reimbursement of costs under the Foxconn APA for the year ended December 31, 2022. Included in the $18.4 million reimbursement were approximately $7.7 million of research and development costs incurred in 2021. Also, in connection with the Foxconn APA Closing, the Company issued the Foxconn Warrants (as defined herein), which are exercisable until the third anniversary of the Foxconn APA Closing for 0.13 million shares of Class A common stock at an exercise price of $157.50 per share (the “Foxconn Warrants”). In October 2021, prior to entering into the Foxconn APA, Foxconn purchased 0.48 million shares of the Company’s Class A common stock for approximately $50.0 million.

Contract Manufacturing Agreement

On May 11, 2022, Lordstown EV and Foxconn entered into a manufacturing supply agreement (the “CMA” or “Contract Manufacturing Agreement”) in connection with the Foxconn APA Closing. Pursuant to the CMA, Foxconn was to (i) manufacture the Endurance at the Lordstown facility for a fee per vehicle, (ii) following a transition period, procure components for the manufacture and assembly of the Endurance, subject to sourcing specifications provided by Lordstown EV, and (iii) provide certain post-delivery services. Foxconn did not ultimately provide the aforementioned procurement and post delivery services. The CMA was intended to provide us with an almost entirely variable manufacturing cost structure and to alleviate the burden to invest in and maintain the Lordstown facility.

The CMA required Foxconn to use commercially reasonable efforts to assist with reducing component and logistics costs and reducing the overall bill of materials (“BOM”) cost of the Endurance, and otherwise improving the commercial terms of procurement with suppliers. However, we did not realize any material reduction of raw material or component costs or improvement in commercial terms based on Foxconn’s actions. Foxconn was required to conduct testing in accordance with procedures established by us and we were generally responsible for all motor vehicle regulatory compliance and reporting. The Contract Manufacturing Agreement also allocated responsibility between the parties for other matters, including component defects, quality assurance and warranties of manufacturing and design. Foxconn invoiced us for manufacturing costs on a fee per vehicle produced basis, for certain time and materials related to additional work, and to the extent purchased by Foxconn, component and other costs. Production volume and scheduling were based upon rolling weekly forecasts we provided that were generally binding only for a 12-week period, with some ability to vary the quantities of vehicle type.

The CMA became effective on May 11, 2022, and was to continue for an initial term of 18 months plus a 12-month notice period in the event either party seeks to terminate the agreement. In the event neither party terminated the Contract Manufacturing Agreement following the initial term, it would continue on a month-to-month basis unless terminated upon 12 months’ prior notice. The CMA could also be terminated by either party due to a material breach of the agreement and terminated immediately upon the occurrence of any bankruptcy event. The CMA was not part of the assets assigned under the LandX Asset Purchase Agreement.

Business Combination and Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary. All intercompany accounts and transactions are eliminated upon consolidation.

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

As a result of the factors described below, we have concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

On June 27, 2023, the Company and its subsidiaries commenced the Chapter 11 Cases and filed the Foxconn Litigation in the Bankruptcy Court. In connection with the filing of the Chapter 11 Cases, the Company ceased production of the Endurance and new program development. The Company received the Bankruptcy Court’s approval to (a) conduct business activities in the ordinary course, and (b) to undertake a comprehensive marketing and sale process for some, all, or substantially all of the Company’s operating assets in an effort to maximize the value of those assets.

On October 27, 2023, we closed the transactions contemplated by the LandX Asset Purchase Agreement under which we sold material assets related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and the purchaser assumed certain specified liabilities of the Company for a total purchase price of $10.2 million in cash. Upon consummation of the transactions under the LandX Asset Purchase Agreement, Jefferies became entitled to a Transaction Fee of $2.0 million that was paid in January 2024.

As a result of these actions, the Company has no revenue-producing operations. Our primary operations during the fourth quarter of 2023 and to date in the first quarter of 2024 have consisted of expenses associated with completing the Chapter 11 Cases, resolving substantial litigation and the SEC Claim (subject to formal approvals), claims reconciliation, financial reporting, and preparing for emergence from bankruptcy as contemplated in the Proposed Plan. Our remaining assets following the closing of the LandX Asset Purchase Agreement consist largely of cash on hand, the claims asserted in the Foxconn Litigation and that the Company may have against other parties, as well as NOLs.

The Company had cash, cash equivalents, and short-term investments of approximately $87.1 million, an accumulated deficit of $1.2 billion as of December 31, 2023, and a net loss of $343.1 million for the year ended December 31, 2023.

If the Proposed Plan becomes effective, at the Effective Date the Debtors would emerge from the Chapter 11 Cases and:

●	the Foxconn Litigation and other retained causes of action of the Debtors would be preserved and may be prosecuted,
●	claims filed in the Chapter 11 Cases would continue to be resolved pursuant to the claims resolution process with allowed claims being treated in accordance with the Proposed Plan,
●	distributions to holders of allowed claims and allowed Interests would be made subject to the provisions of the Proposed Plan, and
●	the Debtors will continue to conduct business and may enter into transactions, including business combinations, or otherwise, that could permit the Post-Effective Date Debtors to make use of the NOLs, if preserved.

At this time, however, the Debtors do not know what the post-Effective Date operations will include and no assurances can be provided that the Proposed Plan will generate any value for the Company’s post-Effective Date equity holders or that any distributions will be made to such equity holders.

Further, there can be no assurance that cash on hand and other resources will be sufficient to allow us to conclude the terms of the Proposed Plan, satisfy any remaining obligations related to the Chapter 11 Cases or litigation, claims and investigations, future liabilities or continue to sustain our limited current operations or potential future plans for our operations.

The Company has been subject to extensive pending and threatened legal proceedings and has already incurred, and may to continue to incur, significant legal expenses in defending against these claims. See Note 9 – Commitments and Contingencies to our consolidated financial statements. The Company has also been seeking to use the tools of Chapter 11 to fully, finally, and efficiently resolve its contingent and other liabilities before the Bankruptcy Court and to pursue the Foxconn Litigation and has entered and may in the future enter into further discussions regarding settlement of these matters, and may enter into settlement agreements if it believes it is in the best interest of the Company’s stakeholders.

The Bankruptcy Court established October 10, 2023, as the general bar date for all creditors (except governmental entities) to file their proof of claim or interest, and December 26, 2023, as the bar date for all governmental entities, which was extended until January 5, 2024, in the case of the SEC. On January 4,

2024, the SEC filed the SEC Claim. In addition, the deadline for parties to file proofs of claim arising from the Debtors’ rejection of an executory contract or unexpired lease is the later of (a) the general bar date or the governmental bar date, as applicable, and (b) 5:00 p.m. (ET) on the date that is 30 days after the service of an order of the Bankruptcy Court authorizing the Debtors’ rejection of the applicable executory contract or unexpired lease. Finally, pursuant to the Proposed Plan, the deadline for parties to file administrative claims against the Debtors (i.e., claims for costs and expenses of administration of the Debtors’ estates, including (i) the actual and necessary costs and expenses incurred after the Petition Date and through the Effective Date of preserving the estates and operating the businesses of the Debtors; (ii) professional fee claims; and (iii) fees and charges payable to the United States Trustee) is 30 days following the Effective Date. Claimants may have the ability to amend their proofs of claim that could significantly increase the total claims, beyond our estimates or reserve. Furthermore, proofs of claim have been filed asserting unliquidated damages or claims in respect of certain indemnification obligations or otherwise, that may be materially more than we estimate. There is also risk of additional litigation and claims that may be asserted after the Chapter 11 Cases against the Company or its indemnified directors and officers that may be known or unknown and the Company does not have the resources to adequately defend or dispute such claims due to the Chapter 11 Cases. The Company cannot provide any assurances as to what the Company’s total actual liabilities will be based on any such claims.

Pursuant to the terms of the Proposed Plan, and subject to its confirmation and effectiveness, a significant amount of the cash on hand as of the Effective Date will be used to settle outstanding claims against the Company, including litigation claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. The Proposed Plan also requires that the Company establish the Claims Reserve for allowed and disputed claims of general unsecured creditors, inclusive of $3 million the Company would be required to pay into escrow on the Effective Date for the cash portion of the Ohio Securities Litigation Settlement. The aim of the Claims Reserve is to facilitate payment in full, with interest, of such creditors’ allowed claims as contemplated by the Proposed Plan (although there can be no assurance the Company will be able to pay such claims in full with interest). The initial amount of the Claims Reserve is currently anticipated to be approximately $45 million, as agreed upon by the Committees and approved by the Bankruptcy Court. The amount of the Claims Reserve is subject to change and could increase materially. The Claims Reserve could also be adjusted downward as claims are resolved or otherwise as a result of the claims resolution process, or as the Claims Ombudsman and the Post-Effective Date Debtors deem appropriate. Furthermore, the amount of the Claims Reserve will be limited to the amounts payable for allowed claims of general unsecured creditors but to the extent that the Claims Reserve is insufficient to pay general unsecured creditors in full with interest, such deficiency will be payable from all assets of the Post-Effective Date Debtors, as set forth in the Proposed Plan. There are additional liabilities, including but not limited to administrative claims and claims by holders of our Class A common stock and Preferred Stock among other potential classes of claimants whose claims, if allowed, will not be included in the Claims Reserve.

The Bankruptcy Code generally provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to consummation of such plan.  Here, the United States Trustee has objected to the Debtors’ entitlement to a discharge.  The objection is expected to be heard at the hearing to consider the Confirmation Order.  If the United States Trustee’s objection is overruled, then, with few exceptions, all claims against the Debtors that arose prior to the consummation of the Proposed Plan (i) would be subject to compromise and/or treatment under the Proposed Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Proposed Plan. However, the outcome and timing of any claims not ultimately discharged is uncertain, and it is possible material costs, penalties, fines, sanctions, or injunctive relief could result from such a matter.

Pursuant to the Proposed Plan (which includes certain exceptions), effective as of the Effective Date (i) the Claims Ombudsman will be appointed to oversee the administration of claims asserted against the Debtors by general unsecured creditors and (ii) the Litigation Trustee will be appointed to oversee the Litigation Trust, which will be funded with certain retained causes of action of the Debtors, as will be determined by the Equity Committee.

All distributions under the Proposed Plan would come from the Debtors’ cash on hand and other assets, which would generally be distributed, subject to the terms of the Proposed Plan, to classes of claims and Interests in order of their respective priorities under the Bankruptcy Code. See Note 9 – Commitments and Contingencies for additional information regarding the Proposed Plan and the priority for payment with respect to claims and Interests, the Claims Reserve, the proposed settlement of certain litigation and other litigation matters and contingencies.

Although we have established the reserves described further in Note 9 to pay allowed claims under the Proposed Plan, and although we intend to pay all allowed claims in full with interest as provided by the Proposed Plan, there can be no assurance that the Claims Reserve, the Post-Effective Date Debtors’ other assets or the Post-Effective Date Debtor Amount will be sufficient to do so given the uncertainties and risks of the claims dispute and settlement process. There can be no assurance regarding the amount of claims allowed for distributions under the Proposed Plan or that such claims will not be significantly greater than may be anticipated which, could, in turn, result in the value of distributions to stakeholders being delayed, reduced, or eliminated entirely. The Claims Reserve could also be adjusted downward as claims are resolved or otherwise as a result of the claims resolution process. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against us. Moreover, additional claims will be filed in the Chapter 11 Cases, including on account of rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and administrative claims for each of which the deadlines to file proofs of claim have not yet passed as of the date of this report. Such Clams may be substantial and may result in a greater amount of allowed claims than estimated; however, the Company cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

Pursuant to, and subject to the confirmation and effectiveness of, the Proposed Plan, the Debtors will be allocated the Post-Effective Date Debtor Amount, which will be used to fund (a) the fees and expenses of the Post-Effective Date Debtors in performing their duties under the Proposed Plan, (b) expenses of the Claims Ombudsman appointed under the Proposed Plan and (c) future operational expenses of the Post-Effective Date Debtors, as permitted by the Proposed Plan. Pursuant to the Proposed Plan, the Post-Effective Date Amount may be increased from time to time after notice and an opportunity to object is provided to the Claims Ombudsman.

During the twelve months following the date of this report, the Company anticipates incurring costs relating to (a) claims administration under the Proposed Plan, (b) addressing the Foxconn Litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the Company against any counterclaims, (e) attempting to realize value, if any, from our NOLs and (f) filing Exchange Act reports and satisfying other regulatory requirements. In the future, the Post-Effective Date Debtors expect to explore potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the Company’s tax attributes, including maximizing realization of its NOLs.

There can be no assurance as to any additional funding available for the Post-Effective Date Debtors to conduct their post-Effective Date operations, including pursuing any post-Effective Date transaction, and the amount of funding available may be reduced, including in the event that allowed claims against the Company prove to be greater than expected or in the event of an adverse ruling with respect to allowance of Foxconn’s Preferred Stock Interests. Our Preferred Stock terms include a liquidation preference. This preference amount is equal to $30 million, plus accrued dividends. Pursuant to the Proposed Plan, Foxconn’s Preferred Stock will remain outstanding and its rights with respect to its preferred equity, including with respect to any liquidation preference which has or may become due, are unimpaired. We would vigorously oppose any assertion of Foxconn’s entitlement to receive the liquidation preference, but if we would be unsuccessful, an obligation to pay this amount would likely exhaust our available resources and require us to cease operations entirely. There are no assurances that the Company would be able to secure any additional funding, as needed, or on terms acceptable to it, or that it will have sufficient funding to resolve the Foxconn Litigation, pursue and resolve the retained or other causes of action, or pursue any strategic alternatives. Our ability to raise certain forms of capital, particularly the issuance of equity securities, is significantly limited because of the ownership change restrictions required to preserve the NOLs.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Financial Statement Preparation

The preparation of ﬁnancial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that affect the reported amounts in the consolidated financial statements, and related disclosures in the accompanying notes to the financial statements. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of changes are reflected in the Financial Statements in the period they are determined to be necessary. The Chapter 11 Cases will result in continuous changes in facts and circumstances that will cause the Company’s estimates and assumptions to change, potentially materially.

We undertake no obligation to update or revise any of the disclosures, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Segment Information

Our chief operating decision maker reviews financial information presented on an aggregated and consolidated basis, principally to make decisions about how to allocate resources and measure our performance. Accordingly, we have determined that we have one reportable and operating segment.

Liabilities Subject to Compromise

As noted above, since filing the Chapter 11 petitions, the Company has operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In the accompanying Balance Sheet, the “Liabilities subject to compromise” line is reflective of our current estimate of the potential allowed asserted pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount in accordance with ASC 852-10 and are subject to change materially based on the proceedings and continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 9 – Commitments and Contingencies for further detail.

Reorganization Items

Reorganization items of $31.2 million represent the expenses directly and incrementally resulting from the Chapter 11 Cases and are separately reported as Reorganization items in our statements of operations. Of this amount $29.5 million was paid in 2023 and is reflected in operating activities within the consolidated statement of cash flows and the remaining amount is included within accrued legal and professional on the consolidated balance sheet as of December 31,2023. Our reorganization costs are significant and currently represent the substantial majority of our ongoing total operating expenses. These costs are subject to uncertainties inherent in the bankruptcy process and we cannot predict the duration of the Chapter 11 Cases or the extent of the associated costs.

Inventory and Inventory Valuation

During the year ended December 31, 2023, the Company reclassified its inventory to assets held for sale in connection with our Chapter 11 bankruptcy proceedings. Substantially all of the Company’s inventory was specific to the production of the Endurance and was stated at the lower of cost or net realizable value (“NRV”). NRV is the estimated value of the inventory in the context of the Chapter 11 Cases, which is minimal due to its unique nature. In addition to the NRV analysis, the Company recognized excess inventory reserves to adjust for inventory quantities in excess of anticipated Endurance production. As discussed above, the Company ceased production of the Endurance in June 2023. NRV and excess inventory charges totaled $24.1 million for the year ended December 31, 2023, and are recorded within Cost of Sales in the Company’s Consolidated Statement of Operations. No such charges were recognized for the year ended December 31, 2022, as the Company had not yet commenced commercial production of the Endurance.

All of our Endurance inventory was sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023.

Property, plant and equipment

During the year ended December 31, 2023, the Company reclassified its property, plant, and equipment to assets held for sale in connection with our Chapter 11 bankruptcy proceedings. Historically, property, plant, and equipment were stated at cost less accumulated depreciation. Depreciation was computed using the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale, the cost and related accumulated depreciation were removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repair expenditures were expensed as incurred, while major improvements that increased functionality of the asset were capitalized and depreciated ratably to expense over the identified useful life.

Long-lived assets, such as property, plant, and equipment were reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.

Substantially all of our property, plant and equipment was sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023.

Valuation of Long-Lived and Intangible Assets

Long-lived assets, including intangible assets, were reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Asset impairment calculations required us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, production levels, product costs, market supply and demand, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, residual values functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimated the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The assessment of whether an asset group should be classified as held and used or held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale. Actual asset impairment losses could vary considerably from estimated impairment losses if actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge.

For assets to be held and used, including identifiable intangible assets and long-lived assets subject to amortization, we initiated our review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of a long-lived asset subject to amortization is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment recognized was measured by the amount by which the carrying amount of the asset exceeded its fair value. Significant management judgment is required in this process.

The Company also evaluated the decision to actively market the sale of its long-lived fixed assets in connection with the Chapter 11 Cases, against ASC Topic 360-10-45-9 “Long-Lived Assets to Be Disposed of By Sale.” See Note 4 – Property, Plant and Equipment and Assets Held for Sale for details regarding our impairment assessment and classification of assets held for sale.

Warrants

The Company accounted for its warrants in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which the warrants did not meet the criteria for equity treatment and were recorded as liabilities at their fair value at each reporting period. Any change in fair value was recognized in the statement of operations. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly as of June 30, 2023.

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

Revenue Recognition

Revenue was recognized when control of a promised good or service was transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for the good or service. Our performance obligations were satisfied at a point in time. We recognized revenue when the customer confirmed acceptance of vehicle possession. Costs related to shipping and handling activities are a part of fulfillment costs and are therefore recognized under cost of sales. Our sales are final and do not have a right of return clause. There are limited instances of sales incentives offered to fleet management companies. The incentives offered are of an immaterial amount per vehicle, and there were no sales incentives recognized during 2023.

The Company did not offer financing options therefore there is no impact on the collectability of revenue.

As a result of the Chapter 11 Cases, the Debtors received authorization from the Bankruptcy Court to repurchase all vehicles that were in the possession of our customers. We have repurchased and destroyed all but two of the vehicles that we sold. The repurchase of the vehicles was recognized in SG&A, as a bankruptcy claim settlement. See Note 9 — Commitments and Contingencies and Note 10 — Related Party Transactions.

Product Warranty

The estimated costs related to product warranties were accrued at the time products were sold and are charged to cost of sales which included our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. As a result of the Chapter 11 Cases, the Debtors received authorization from the Bankruptcy Court to repurchase all vehicles that were in the possession of our customers. We have repurchased and destroyed all but two of the vehicles that we sold. The balance of the Company’s outstanding warranty accrual as of the date of purchase was recognized in SG&A, as an offset to the bankruptcy claim settlement expense. Note 9 — Commitments and Contingencies and Note 10 — Related Party Transactions.

Prepaid Expenses

Prepaid expenses include prepaid inventory component purchases, insurance, and information technology subscriptions and licenses. Early in the development stage of the Endurance, we made commitments to purchase inventory component volumes consistent with plans for higher productions and\or minimum order quantities required by suppliers. Given that our anticipated production volumes were not as anticipated and our decision to cease production in June 2023, and file for Chapter 11 bankruptcy protection, the Company determined it appropriate to impair prepaid expenses and recorded a charge of $6.0 million and $14.8 million for the years ended December 31, 2023, and 2022, respectively.

Research and development costs

The Company expenses research and development costs as they are incurred. Research and development costs consist primarily of personnel costs for engineering, testing and manufacturing costs, along with expenditures for prototype manufacturing, testing, validation, certification, contract and other professional services and costs. Until we commenced commercial release production of the Endurance, late in the third quarter of 2022, the costs associated with operating the Lordstown, Ohio manufacturing facility were included in R&D as they related to the design and construction of beta and pre-production vehicles, along with manufacturing readiness activities. For the year ended 2023, R&D activities also included the costs to support the sale of manufacturing assets and related technology during our bankruptcy process.

Stock-based compensation

The Company has adopted ASC Topic 718, Accounting for Stock-Based Compensation (“ASC Topic 718”), which establishes a fair value-based method of accounting for stock-based compensation plans. In accordance with ASC Topic 718, the cost of stock-based awards issued to employees and non-employees over the awards vest period is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, expected option life and risk-free interest rate.

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

Recently issued accounting pronouncements

There are no recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company’s Financial Statements and related disclosures.

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

As of December 31, 2022, the Company had short-term investments which were commercial paper that are classified as Level II. The Company had no such investments as of December 31,2023. The valuation inputs for the short-term investments are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

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

As of December 31, 2023, following the Reverse Stock Split, we had 0.113 million Foxconn Warrants with an exercise price of $157.50, 0.153 million Private Warrants with a strike price of $172.50 and 0.17 million BGL Warrants with a strike price of $150.00 outstanding. The fair value of the Foxconn Warrants was $0.3 million at issuance. The Private Warrants and the Foxconn Warrants were classified as a liability with any changes in the fair value recognized immediately in our consolidated statements of operations. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly June 30, 2023. The following table summarizes the net gain on changes in fair value related to the Private Warrants and the Foxconn Warrants:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Private Warrants	$254	$231
Foxconn Warrants	170	153
Net gain on changes in fair value	$424	$384

The Private Warrants and the Foxconn Warrants were measured at fair value using Level 3 inputs. These instruments are not actively traded and were valued using a Monte Carlo option pricing model and Black-Scholes option pricing model, respectively, that use observable and unobservable market data as inputs.

Due to the fact that the fair value of the warrants were deemed to be zero at December 31, 2023, no valuations were performed as of December 31, 2023.The stock price volatility rate utilized was 90% for the valuation as of December 31, 2022. This assumption considered observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants, as well as the volatility implied by the traded options of the Company. The risk-free rate utilized was 4.237% for the valuation three year ended December 31, 2022.

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2023
Cash and cash equivalents	$87,096	$87,096	$—	$—
Short-term investments	—	—	—	—
Private Warrants	—	—	—	—
Foxconn Warrants	—	—	—	—

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2022
Cash and cash equivalents	$121,358	$121,358	$—	$—
Short-term investments	100,297	—	100,297	—
Private Warrants	254	—	—	254
Foxconn Warrants	170			170

The following table summarizes the changes in our Level 3 financial instruments (in thousands):

	Balance at December 31, 2022	Additions	Settlements	Gain on fair value adjustments included in earnings	Balance at December 31, 2023
Private Warrants	$254	—	—	(254)	$—
Foxconn Warrants	170		—	(170)	—

Non-Recurring Fair Value Measurements

During the year ended December 31, 2023, the Company had assets held for sale that had been adjusted to their fair value as the carrying value exceeded the estimated fair value, less disposal costs. The categorization of the framework used to value the assets is Level 3 given the significant unobservable inputs used to determine fair value. As of December 31, 2023, assets held for sale were either disposed of or sold to LandX under the Asset Purchase Agreement which closed in October 2023.  Refer to Note 4 – Property, Plant and Equipment and Assets Held for Sale for further detail.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT AND ASSETS HELD FOR SALE

Property, plant and equipment, net, consisted of the following:

	December 31, 2023	December 31, 2022
Property, Plant & Equipment
Tooling	—	160,878
Construction in progress	—	41,378
	$—	$202,256
Less: Accumulated depreciation	—	(8,476)
Total	$—	$193,780

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

The Company determined that its property, plant, and equipment represent one asset group which is the lowest level for which identifiable cash flows are available. Historically, fair value of the Company’s property, plant, and equipment was derived from the Company’s enterprise value at the time of impairment as the Company believed it represented the most appropriate fair value of the asset group in accordance with accounting guidance. In light of the Chapter 11 Cases, as discussed above, the Company valued its property, plant and equipment based on their estimated residual value, less disposal costs. Additionally, for the year ended December 31, 2023, the Company recognized an impairment loss to write off its right of use assets as these assets were not assumed in the LandX Asset Purchase Agreement. The fair values were estimated using a cost approach based on the rejection damages on unexpired leases, considering that such damages reasonably approximate the cost to enter into a new lease for the remaining time period.

In conjunction with the Chapter 11 Cases, the Company commenced a comprehensive marketing and sale process for the Endurance and related assets to maximize the value of those assets. On October 27, 2023, we closed the transactions contemplated by the LandX Asset Purchase Agreement under which we sold specified assets related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and the purchaser assumed certain specified liabilities of the Company for a total purchase price of $10.2 million in cash.

The Company evaluated the decision to pursue the asset sale against ASC Topic 360-10-45-9 “Long-Lived Assets to Be Disposed of By Sale” and determined that all criteria were met to present property, plant and equipment as “assets held for sale”. Based on the fact that there are significant unobservable inputs used to determine fair value, this is categorized as a Level 3 fair value measurement. Specifically, in this case since the assets were in most cases considered “Endurance-specific,” the estimates were primarily focused on residual or salvage value where appropriate.

For the year ended December 31, 2023, the Company recognized property, plant and equipment impairment and right of use asset impairment charges of $133.5 million and $1.3 million, respectively. The Company recognized $95.6 million in property, plant and equipment charges for the year ended December 31, 2022. There was no right of use asset impairment charge recognized for the year ended December 31, 2022.

For the year ended December 31, 2023, the Company recognized a net loss on the sale of property, plant and equipment and assets held for sale of $0.9 million. During the year ended December 31, 2022, the Company recognized a gain on the sale of property, plant and equipment of $100.9 million related to the sale of its manufacturing facility, certain equipment, and other assets located in Lordstown, Ohio.

NOTE 5 — MEZZANINE EQUITY

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

On June 27, 2023, the Company filed its Chapter 11 Cases and on that same date the Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement and other agreements, the parties’ joint venture agreement, the Foxconn APA, and the CMA that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. See “Foxconn Transactions” above and Note 9 – Commitments and Contingencies for additional information. The Foxconn Litigation is Adversary Case No. 23-50414. The descriptions herein with respect to the Preferred Stock and any rights thereunder do not account for the potential effects of the Chapter 11 Cases or the Foxconn Litigation on the Preferred Stock or any rights thereunder. The Company reserves all claims, defenses, and rights with respect to the Chapter 11 Cases, the Foxconn Litigation, the Preferred Stock, and any treatment of Preferred Stock or other interests held by Foxconn or any other party and the descriptions below do not account for the impact of any relief should it be granted. Under the Proposed Plan, as of the date of this report, we expect the Preferred Stock to remain outstanding and be unimpaired as of the effective date of the Proposed Plan.

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

The Preferred Stock issued by the Company accrues dividends at the rate of 8% per annum whether or not declared and/or paid by the Company (cumulative dividends). In addition, the dividends will compound on a quarterly basis (upon each Preferred Dividend Payment Date (as defined in the Certificate of Designations)) to the extent they are not paid by the Company. The Company records the dividends (effective PIK dividends) as they are earned, based on the fair value of the Preferred Stock at the date they are earned. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock. The Company accrued $2.5 million in dividends for the year ended December 31, 2023, and had accrued $2.8 million in aggregate dividends as of such date, which represented the estimated fair value to

Preferred Stock with a corresponding adjustment to additional-paid-in-capital common stock in the absence of retained earnings.

While the Company concluded above that accretion to redemption value of the Preferred Stock was not required as the Preferred Stock is not currently redeemable or probable of becoming redeemable, it is noted that the recognition of the dividends will not necessarily reflect the redemption value at any time (given the ‘greater of’ language included as part of the determination of redemption value per above). As of December 31, 2023, the Company did not consider change of control to be probable. The Company notes that there is significant uncertainty regarding the effects and outcome of the Chapter 11 Cases and the Foxconn Litigation which may impact the foregoing determination, and that the Company can provide no assurance regarding such determination.  The Company reserves all rights with respect to the amounts and the effects of the Chapter 11 Cases and the Foxconn Litigation.

NOTE 6 — CAPITAL STOCK AND EARNINGS PER SHARE

On August 17, 2022, the Company held a special meeting of stockholders whereby our stockholders voted to amend the Charter to increase our authorized shares of capital stock from 312 million to 462 million, consisting of (i) 450 million shares of Class A common stock and (ii) 12 million shares of preferred stock, each with a par value of $0.0001.

At the 2023 Annual Meeting, the stockholders of the Company approved a proposal to amend the Charter to effect a reverse split of the Company’s outstanding shares of Class A common stock at a ratio within a range of between 1:3 and 1:15, with the timing and the exact ratio of the reverse split to be determined by the Board in its sole discretion. The Board authorized the Reverse Stock Split at a 1:15 ratio, which became effective as of 12:01 a.m. Eastern Time on May 24, 2023, or the Effective Date.

The Company filed the Amendment to the Charter on May 22, 2023, which provided that, at the Effective Date, every 15 shares of the issued and outstanding Class A common stock would automatically be combined into one issued and outstanding share of Class A common stock.

We had approximately 16.0 million and 15.9 million shares of Class A common stock issued and outstanding as of December 31, 2023, and December 31, 2022, respectively, after giving effect to the Reverse Stock Split. As of December 31, 2023, there were 211,666 shares of Class A common stock issuable under equity awards that remain outstanding; however, the vesting and settlement of such awards has been suspended as a result of the Chapter 11 Cases, and if resumed, would result in the issuance of such number of shares (subject to potential withholding of shares for tax purposes that if withheld would not be deemed outstanding). Additional awards with vesting dates after December 31, 2023, and prior to the effective date of the Proposed Plan will also have vesting suspended until such effective date. All equity awards that remain outstanding and have not yet vested as of the effective date of the Proposed Plan will remain outstanding and vest in accordance with their terms and the terms of the Proposed Plan, provided that certain equity awards that were issued to named executive officers shall accelerate in accordance with the Severance Agreements (as defined below) that the Company has entered or is expected to enter into with such named executive officers. All vested options to purchase Class A common stock that remain outstanding as of the effective date of the Proposed Plan will also remain outstanding in accordance with their terms and the terms of the Proposed Plan and any options not exercised within three months of an officer’s or director’s termination of employment or board service with the Company will terminate. We had 0.3 million shares of Preferred Stock issued and outstanding as of December 31, 2023 and 2022. FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share and per share amounts):

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Numerator
Net loss from continuing operations	$(343,066)	$(282,404)
Less: Accrual of convertible preferred stock paid-in-kind dividends	2,494	261
Net loss attributable to common stockholders	(345,560)	(282,665)
Denominator
Weighted average number of common shares outstanding	15,945	13,908
Weighted average number of vested shares not yet issued	—	4
Weighted average number of common shares - Basic	15,945	13,912
Dilutive common stock outstanding	—	—
Weighted average number of common shares -Diluted	15,945	13,912
Net loss per share
Net loss per share attributable to common stockholders, basic	$(21.67)	$(20.32)
Net loss per share attributable to common stockholders, diluted	$(21.67)	$(20.32)

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented due to their anti-dilutive effect.

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Foxconn Preferred Stock	1,128	1,033
Share awards	—	24
Foxconn Warrants	113	113
BGL Warrants	—	110
Private Warrants	154	154
Total	1,395	1,434

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

The Company could use any proceeds from the sale of the Class A common stock for general corporate purposes as determined by the Board and the proceeds from the sale of the Preferred Stock was to be limited to funding the EV Program or any substitute or replacement electric vehicle program as agreed to by Foxconn and the Company.

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

Foxconn has failed to proceed with the Subsequent Common Closing or any Subsequent Preferred Funding. As a result of Foxconn’s actions, the Company was deprived of critical funding necessary for its operations. The Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement and other agreements, the parties’ joint venture agreement, the Foxconn APA, and the CMA that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. See Note 1 – Description of Organization and Business Operations – Description of Business and Note 9 – Commitments and Contingencies for additional information.

As previously disclosed, the Investment Agreement also contains the following additional terms with respect to Foxconn’s ownership of the Company’s securities. However, as detailed herein, Foxconn has refused to fulfill its obligations under the Investment Agreement and other agreements, and those breaches and the effect of Foxconn’s actions on its rights and the Company’s obligations with respect to the Company’s securities are among several matters at issue in the Foxconn Litigation.

●	Board Representation: Foxconn would have the right to appoint two designees to the Board subject to the resolution of our dispute with Foxconn and the consummation of the Subsequent Common Closing. Foxconn would relinquish one Board seat if it did not continue to beneficially own shares of Class A common stock, Preferred Stock and shares of Class A common stock issued upon conversion of shares of Preferred Stock that represent (on an as-converted basis) at least 50% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions and would relinquish its other Board seat if it did not continue to beneficially own at least 25% of the number of shares of Class A common stock (on an as-converted basis) acquired by Foxconn in connection with the Investment Transactions (the “25% Ownership Requirement”).
●	Termination of Foxconn Joint Venture: The Company and Foxconn terminated the Joint Venture Agreement, the Note, dated June 24, 2022, issued by Lordstown EV and guaranteed by the Company and Lordstown EV Sales (the “Note”), and all liens on assets of Lordstown EV and the Company. All remaining funds held by the Foxconn Joint Venture were distributed to Foxconn EV Technology, Inc. as a distribution for amounts contributed by it and as a repayment in full of any loans advanced by it to Lordstown EV under the Note.
●	Standstill: Until the date that is the later of December 31, 2024, and 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors, without the approval of the Board, Foxconn would not (A) acquire any equity securities of the Company if after the acquisition Foxconn and its affiliates would own (i) prior to the Subsequent Common Closing, 9.99% of the capital stock of the Company that is entitled to vote generally in any election of directors of the Company (“Voting Power”), (ii) prior to the time the

Company obtains the approval of stockholders contemplated by Rule 5635 of the Nasdaq listing rules as in effect on November 7, 2022, with respect to certain equity issuances (the “Requisite Stockholder Approval”), 19.99% of the Voting Power, and (iii) at all times following the Subsequent Common Closing and the Requisite Stockholder Approval, 24% of the Voting Power (collectively, the “Ownership Limitations”), or (B) make any public announcement with respect to, or offer, seek, propose or indicate an interest in, any merger, consolidation, business combination, tender or exchange offer, recapitalization, reorganization or purchase of more than 50% of the assets, properties or securities of the Company, or enter into discussions, negotiations, arrangements, understandings, or agreements regarding the foregoing.
●	Exclusivity: Prior to the Subsequent Common Closing, (i) without Foxconn’s consent, the Company had agreed not to (A) encourage, solicit, initiate or facilitate any Acquisition Proposal (as defined below), (B) enter into any agreement with respect to any Acquisition Proposal or that would cause it not to consummate any of the Investment Transactions or (C) participate in discussions or negotiations with, or furnish any information to, any person in connection with any Acquisition Proposal, and (ii) the Company had agreed to inform Foxconn of any Acquisition Proposal that it received. An “Acquisition Proposal” means any proposal for any (i) sale or other disposition by merger, joint venture or otherwise of assets of the Company representing 30% or more of the consolidated assets of the Company, (ii) issuance of securities representing 15% or more of any equity securities of the Company, (iii) tender offer, exchange offer or other transaction that would result in any person beneficially owning 15% or more of any equity securities of the Company, (iv) merger, dissolution or similar transaction involving the Company representing 30% or more of the consolidated assets of the Company, or (v) combination of the foregoing. As discussed herein, the Company sought and received approval from the Bankruptcy Court to pursue a sale of some, all, or substantially all of its operating assets, which resulted in the closing of the transactions contemplated by the LandX Purchase Agreement on October 27, 2023, of which Foxconn received notice and did not object, other than with respect to the cure amount owed to Foxconn in connection with potential assumption and assignment of the CMA. The Company had also agreed that, while the Preferred Stock is outstanding, it would not put in place a poison pill arrangement that applies to Foxconn to the extent of its ownership of shares of Preferred Stock or Class A common stock that it acquired from the Company as of the date such arrangement is adopted by the Company.
●	Voting Agreement and Consent Rights: The terms of the Investment Agreement and Certificate of Designations provide that, until the later of (i) December 31, 2024 and (ii) 90 days after the first day on which no Foxconn-appointed director serves on the Board and Foxconn no longer has a right to appoint any directors, Foxconn agreed to vote all of its shares of Class A common stock and Preferred Stock (to the extent then entitled to vote) in favor of each director recommended by the Board and in accordance with any recommendation of the Board on all other proposals that are the subject of stockholder action (other than any action related to any merger or business combination or other change of control transaction or sale of assets). So long as the 25% Ownership Requirement is satisfied, without the consent of the holders of at least a majority of the then-issued and outstanding Preferred Stock (voting as a separate class), the Company agreed not to (i) amend any provision of the Charter or the Company’s amended and restated bylaws in a manner that would adversely affect the Preferred Stock or increase or decrease the number of shares of Preferred Stock, (ii) authorize or create, or increase the number of shares of any parity or senior securities other than securities on parity with the Preferred Stock with an aggregate liquidation preference of not more than $30 million, (iii) increase the size of the Board, or (iv) sell, license or lease or encumber any material portion of the Company’s hub motor technology and production line other than in the ordinary course of business.
●	Participation Rights: If Foxconn were to complete the Subsequent Common Closing, then after such closing and until Foxconn no longer has the right to appoint a director to the Board, other than with respect to certain excluded issuances, Foxconn would have the right to purchase its pro rata portion of equity securities proposed to be sold by the Company; provided, that the Company is not required to sell Foxconn securities if the Company would be required to obtain stockholder approval under any applicable law or regulation.

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

Sales Agreement and ATM Offering

On November 7, 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC, as agent (“Jefferies”), pursuant to which the Company could offer and sell up to approximately 50.2 million shares of our Class A common stock, from time to time through Jefferies (the “ATM Offering”). During 2022, Jefferies sold approximately 7.8 million shares of Class A common stock, which resulted in net proceeds of $12.4 million. There were no shares sold in the year ending December 31, 2023. As a result of our delisting from Nasdaq, we do not anticipate any transactions under the ATM Offering in the future.

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

During the year ended December 31, 2023, there were no shares issued to YA under the Equity Purchase Agreement. During the year ended December 31, 2022, we issued 17.5 million shares to YA and received $40.4 million cash, net of equity issuance costs. During the year ended December 31, 2021, inclusive of the 0.4 million Commitment Shares, we issued 9.6 million shares to YA and received $49.4 million cash, net of equity issuance costs.

NOTE 7— STOCK-BASED COMPENSATION

At the Company’s special meeting of stockholders held on October 22, 2020, the stockholders approved the 2020 Equity Incentive Plan (as amended, the “2020 Plan”). The aggregate number of additional shares authorized for issuance under the 2020 Plan was increased from 866,667 to 1.3 million at the 2022 annual meeting on March 21, 2022, and by an additional 533,333 shares at the annual meeting on May 22, 2023. The 2020 Plan provides for the grant of incentive stock options (“ISOs”) or non-qualified stock options (“NQSOs”), collectively “stock options”, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, and performance stock units (“PSUs”), and performance shares intended to attract, retain, incentivize, and reward employees, directors or consultants.

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

Total stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021, was $7.4 million, $18.8 million, and $18.7 million, respectively. The Company did not grant any awards under its stock plan during 2023. In early 2022, the Company notified employees it would modify awards to accelerate the vesting in conjunction with obtaining full certification and homologation, that enabled us to begin selling the Endurance to customers, so long as it took place prior to December 31, 2022. As a result of the Company achieving the milestone in November 2022, we modified approximately 30 awards covering approximately 93,000 shares of Class A common stock, that resulted in an additional charge of $4.8 million. Our named executive officers did not receive any modifications of their awards. As of December 31, 2023, 2022, and 2021, unrecognized compensation expense was $10.3 million, $33.9 million, and $63.7 million, respectively.

The Severance Agreements the Company has entered into and is expected to enter into with its named executive officers provide that, subject to the confirmation and effectiveness of the Proposed Plan (a) any unvested RSUs and options held by the named executive officers as of the Effective Date of the Proposed Plan will vest in full, (b) PSUs held as of such date by Ms. Leonard and Mr. Kroll will vest in full, while those held by Messrs. Ninivaggi and Hightower will terminate, and (c) vested options will remain exercisable for three months following the named executive officer’s termination dates.

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

The Company recognizes compensation expense for the shares equal to the fair value of the option at the time of grant. There were no option grants during 2023. The expense is recognized on a straight-line basis over the vesting period of the awards. The weighted-average grant date fair value of stock options granted to employees in 2022, and 2021 was, $18.30 per share, and $86.40 per share, respectively. The estimated fair value of each stock option grant was computed using the following weighted average assumptions:

	December 31,	December 31,	December 31,
	2023	2022	2021
Risk-free interest rate	—%	2.85%	0.39%
Expected term (life) of options (in years)	—	3.11	3.86
Expected dividends	—%	—%	—%
Expected volatility	—%	77%	50%

The risk-free rate of return was based on market yields in effect on the date of each grant for United States Treasury debt securities with a maturity equal to the expected term of the award. The expected dividends are zero as the Company has not historically paid dividends. The expected life of options granted in 2022 was estimated based on historical option exercise data as compared to previous years when the expected term of the awards granted was assumed to be the contract life of the option. The expected volatility for 2022 and 2021 were estimated by management given Lordstown’s stock volatility.

The activities of stock options are summarized as follows:

(in thousands except for per option values and years)

		Weighted Average		Aggregate
	Number of	Exercise	Weighted Average	Intrinsic Value
	Options	Price	Term (Years)	($000's)
Outstanding, December 31, 2020	358	$26.85	9.0	$—
Granted	370	220.80
Exercised	(237)	26.85
Forfeited	(41)	338.85
Outstanding, December 31, 2021	450	$158.40	5.18	$—
Granted	159	39.75
Exercised	(73)	26.85
Forfeited	(44)	234.15
Expired	(97)	247.05
Outstanding, December 31, 2022	395	$106.80	7.44	$—
Granted	—	—
Exercised	—	—
Forfeited	(95)	109.81
Expired	(39)	190.92
Outstanding, December 31, 2023	261	$93.04	5.62	$—
Exercisable, December 31, 2023	167	$83.84	4.81	$—

*The aggregate intrinsic value is calculated as the difference between the market value of our Class A common stock as of December 31, 2023, and the respective exercise prices of the options. The market value as of December 31, 2023, was $1.20 per share, which is the closing sale price of our Class A common stock on December 31, 2023, as reported by the OTC Market.

Further details of our exercisable stock options and stock options outstanding are summarized as follows:

(in thousands except for per exercise prices and years)

				Options Outstanding		Options Exercisable
				Weighted Average	Weighted Average		Weighted Average
Range of			Options	Remaining	Exercise	Options	Exercise
Exercise Prices			Outstanding	Contractual Term	Price	Exercisable	Price
$24.60	—	$26.55	6,444	2.89	$25.29	4,222	$25.66
$26.85	—	$26.85	32,860	3.69	$26.85	32,860	$26.85
$33.75	—	$35.85	23,843	3.46	$35.30	23,644	$35.29
$51.75	—	$51.75	44,387	4.30	$51.75	22,057	$51.75
$61.65	—	$81.75	18,949	7.08	$76.52	13,203	$76.40
$82.65	—	$82.65	46,666	7.65	$82.65	31,112	$82.65
$85.35	—	$85.35	36,846	7.86	$85.35	24,562	$85.35
$87.75	—	$154.65	3,504	1.23	$129.58	3,304	$128.06
$171.15	—	$171.15	33,333	7.45	$171.15	0	$0.00
$243.30	—	$401.55	13,586	1.18	$400.05	12,421	$399.91
$24.60		$401.55	260,418	5.62	$93.04	167,385	$83.84

RSUs

We calculate the grant date fair value of RSUs using the closing sale price of our Class A common stock on the grant date, as reported by the Nasdaq Global Select Market. The fair value of the unvested RSUs is recognized on a straight-line basis over the respective requisite service period.

The activities of RSUs are summarized as follows:

(in thousands except for fair values)

		Weighted Average
		Grant Date	Aggregate
	Shares	Fair Value	Intrinsic Value
Outstanding, December 31, 2021	417	$139.50	$313,665
Awarded	304	31.80
Released	(262)	143.25
Forfeited	(112)	137.85
Outstanding, December 31, 2022	347	$43.05	$—
Awarded	10	3.80
Released	(33)	44.23
Forfeited	(131)	29.63
Outstanding, December 31, 2023	193	$50.09	$231,308

*The aggregate intrinsic value is calculated using the market value of our Class A common stock as of December 31, 2023. The market value as of December 31, 2023, was $1.20 per share, which was the closing sale price of our Class A common stock on December 31, 2023, as reported by the Nasdaq Global Select Market.

NOTE 8 — INCOME TAXES

The reconciliation of the statutory federal income tax with the provision for income taxes is as follows at December 31:

(in thousands except for rate)

	2023	Rate	2022	Rate
Federal tax benefit as statutory rates	$(72,044)	21.0%	$(59,305)	(21.0)%
Stock based compensation	4,073	(1.2)	731	0.2
Other permanent differences	57	—	77	—
Research and development credit	—	—	—	—
Other	(4,515)	1.3	(1,947)	(0.7)
Rate difference	(8,250)	2.4	—	—
State & local taxes	(15,936)	4.6	(672)	(0.1)
Change in valuation allowance	96,615	(28.2)	61,115	21.64
Total tax benefit	$—	—%	$—	—%

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

Components of the Company's deferred tax assets are as follows at December 31:

	2023	2022
Deferred tax assets:
Share based compensation	$1,391		$2,831
Intangible and other assets	—		745
Inventory	11,059		—
Fixed Assets	—		19,193
Capitalized research and development	20,271	—	13,292
Accruals and other reserves	9,914		7,514
Net operating losses	233,493		135,948
Total deferred tax assets	276,128		179,523
Valuation allowance	(276,128)		(179,523)
Total deferred tax assets, net of valuation allowance	$—		$—

At December 31, 2023 and 2022, respectively, the Company had $993.2 million and $629.6 million of federal net operating losses that carry forward indefinitely. State and local net operating losses totaled $880.3 million and $372.2 million for 2023 and 2022, respectively. At end of the 2023, total state net operating losses of $322.3 million will be able to be carried forward 10 years and local net operating losses of $558.0 million will be able to be carried forward between two to five years. No federal income taxes were paid during 2023 or 2022.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Voluntary Chapter 11 Proceedings, Liabilities Subject to Compromise and Other Potential Claims

On June 27, 2023, the Company and its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court. See Part I – Item 1 – “Business – Voluntary Chapter 11 Proceedings.”

Since filing the Chapter 11 Cases, the Company has operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

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

On August 8, 2023, the Bankruptcy Court approved procedures for the Debtors to conduct a comprehensive marketing and sale process for some, all, or substantially all of their operating assets in order to maximize the value of those assets. The marketing process culminated in the Debtors entering into the LandX Asset Purchase Agreement on September 29, 2023, providing for the sale of specified assets of the Company related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assume certain specified liabilities of the Company for a total purchase price of $10.2 million in cash. This transaction closed on

October 27, 2023. See Note 1 – Description of Organization and Business Operations - Description of Business.

The Company has been subject to extensive pending and threatened legal proceedings and has already incurred, and may to continue to incur, significant legal expenses in defending against these claims. The Company has also been seeking to use the tools of Chapter 11 to fully, finally, and efficiently resolve its contingent and other liabilities before the Bankruptcy Court and to pursue the Foxconn Litigation and has entered and may in the future enter into further discussions regarding settlement of these matters, and may enter into settlement agreements if it believes it is in the best interest of the Company’s stakeholders. The Company records a liability for loss contingencies in the Consolidated Financial Statements when a loss is known or considered probable and the amount can be reasonably estimated. Legal fees and costs of litigation, settlement by the Company or adverse decisions with respect to the matters disclosed may result in liability that is not insured or that is in excess of insurance coverage and could significantly exceed our current accrual and ability to pay and be, individually or in the aggregate, material to the Company’s consolidated results of operations, financial condition or cash flows, and diminish or eliminate any assets available for any distribution to creditors and Interest holders in the Chapter 11 Cases.

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

With respect to the stockholder derivative suits filed on behalf of the Company against certain of its officers and directors and certain former DiamondPeak directors prior to the Chapter 11 Cases, the derivative claims asserted in those suits became the property of the Debtors’ estate. Accordingly, the Company appointed an independent committee of directors to evaluate certain of these claims with the assistance and advice of special litigation counsel. The special litigation counsel recommended and the Board approved the release of certain officers and directors from the derivative claims as part of the Chapter 11 Cases, and the retention of the derivative claims against all other defendants in the Derivative Actions (defined below), as further discussed below.

The Proposed Plan incorporates the Ohio Securities Litigation Settlement with respect to the resolution of the Ohio Securities Litigation and the Offer and OIP with respect to the SEC Claim, which take effect if and when the SEC approves the Offer and OIP and the Proposed Plan is confirmed by the Bankruptcy Court and becomes effective on the Effective Date, as discussed further below.

The Bankruptcy Court established October 10, 2023, as the general bar date for all creditors (except governmental entities) to file their proof of claim or interest, and December 26, 2023, as the bar date for all governmental entities, which was extended until January 5, 2024, in the case of the SEC. On January 4, 2024, the SEC filed the SEC Claim with respect to the matter described under “SEC Matter” below. In addition, the deadline for parties to file proofs of claim arising from the Debtors’ rejection of an executory contract or unexpired lease is the later of (a) the general bar date or the governmental bar date, as applicable, and (b) 5:00 p.m. (ET) on the date that is 30 days after the service of an order of the Bankruptcy Court authorizing the Debtors’ rejection of the applicable executory contract or unexpired lease. Finally, pursuant to the Proposed Plan, the deadline for parties to file administrative claims against the Debtors (i.e., claims for costs and expenses of administration of the Debtors’ estates, including (i) the actual and necessary costs and expenses incurred after the Petition Date and through the Effective Date of preserving the estates and operating the businesses of the Debtors; (ii) professional fee claims; and (iii) fees and charges payable to the United States Trustee) is 30 days following the Effective Date. Claimants may have the ability to amend their proofs of claim that could significantly increase the total claims, beyond our estimates or reserve. Furthermore, proofs of claim have been filed asserting unliquidated damages or claims in respect of certain indemnification obligations or otherwise, that may be materially more than we estimate. There is also risk of additional litigation and claims that may be asserted after the Chapter 11 Cases against the Company or its indemnified directors and officers that may be known or unknown and the Company does not have the resources to adequately defend or dispute such claims due to the Chapter 11 Cases. The Company cannot provide any assurances as to what the Company’s total actual liabilities will be based on any such claims.

Pursuant to the terms of the Proposed Plan, and subject to its confirmation and effectiveness, a significant amount of the cash on hand as of the Effective Date will be used to settle outstanding claims against the Company, including litigation claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. The Proposed Plan also requires that the Company establish the Claims Reserve for allowed and disputed claims of general unsecured creditors, inclusive of $3 million the Company would be required to pay into escrow on the Effective Date for the cash portion of the Ohio Securities Litigation Settlement. The aim of the Claims Reserve is to facilitate payment in full, with interest, of such creditors’ allowed claims as contemplated by the Proposed Plan (although there can be no assurance the Company will be able to pay such claims in full with interest). The initial amount of the Claims Reserve is currently anticipated to be approximately $45 million, as agreed upon by the Committees and approved by the Bankruptcy Court. The amount of the Claims Reserve is subject to change and could increase materially. The Claims Reserve could also be adjusted downward as claims are resolved or otherwise as a result of the claims resolution process, or as the Claims Ombudsman and the Post-Effective Date Debtors deem appropriate. Furthermore, the amount of the Claims Reserve will be limited to the amounts payable for allowed claims of general unsecured creditors but to the extent that the Claims Reserve is insufficient to pay general unsecured creditors in full with interest, such deficiency will be payable from all assets of the Post-Effective Date Debtors, as set forth in the Proposed Plan. There are additional liabilities, including but not limited to administrative claims and claims by holders of our Class A common stock and Preferred Stock among other potential classes of claimants whose claims, if allowed, will not be included in the Claims Reserve.

The Bankruptcy Code generally provides that the confirmation of a Chapter 11 plan discharges a debtor from substantially all debts arising prior to consummation of such plan.  Here, the United States Trustee has objected to the Debtors’ entitlement to a discharge.  The objection is expected to be heard at the hearing to consider the Confirmation Order.  If the United States Trustee’s objection is overruled, then, with few exceptions, all claims against the Debtors that arose prior to the consummation of the Proposed Plan (i) would be subject to compromise and/or treatment under the Proposed Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Proposed Plan. However, the outcome and timing of any claims not ultimately discharged is uncertain, and it is possible material costs, penalties, fines, sanctions, or injunctive relief could result from such a matter.

Pursuant to the Proposed Plan, (which includes certain exceptions) effective as of the Effective Date (i) the Claims Ombudsman will be appointed to oversee the administration of claims asserted against the Debtors by general unsecured creditors and (ii) the Litigation Trustee will be appointed to oversee the Litigation Trust, which will be funded with certain retained causes of action of the Debtors, as will be determined by the Equity Committee.

All distributions under the Proposed Plan would come from the Debtors’ cash on hand and other assets, which would generally be distributed, subject to the terms of the Proposed Plan, to classes of claims and Interests in order of their respective priorities under the Bankruptcy Code. Specifically, the Proposed Plan provides for the distributions for the claims and Interests in order of priority as follows:

●	Holders of Allowed Administrative Claims, Allowed Priority Tax Claims, and Allowed Other Priority Claims are to be paid in full in cash before other payments can be made.
●	Holders of Allowed Secured Claims would either retain their lien on the collateral, be paid in full in cash, or receive the collateral securing such Allowed Secured Claim.
●	Holders of Allowed General Unsecured Claims would receive a pro rata share of the Debtors’ cash after all Allowed Administrative Claims, Allowed Priority Tax Claims, Allowed Other Priority Claims, and Allowed Secured Claims are satisfied and the Professional Fee Escrow Account is funded. If the

Debtors have sufficient cash on hand to pay all Allowed General Unsecured Claims plus interest in full, then the holders of the Allowed General Unsecured Claims would also receive post-petition interest on their claim amount at the Federal Judgment Rate. If the Debtors do not have sufficient cash on hand to pay in full such post-petition interest, then the holders of the Allowed General Unsecured Claims would receive their pro rata share of any post-petition interest that can be paid.
●	Allowed Intercompany Claims would be reinstated under the Proposed Plan.
●	Allowed Foxconn Preferred Stock Interests would be reinstated, which includes that all outstanding shares of Preferred Stock will remain outstanding, subject to the terms of the New Organizational Documents. In the event any distribution is to be made to holders of Allowed Foxconn Preferred Stock Interests, such distribution would be from the Post-Effective Date Debtor Cash. In addition, any such distribution to Holders of the Allowed Foxconn Preferred Stock Interests would be subject to the backstop obligation under the Ohio Securities Litigation Settlement.
●	Allowed Common Stock Interests would be reinstated, which includes that all outstanding shares of Class A common stock remain outstanding, subject to the terms of the New Organizational Documents.
●	Allowed claims relating to securities actions against the Debtors that are subordinated to General Unsecured Claims by Section 510(b) of the Bankruptcy Code (other than Section 510(b) Claims that are (i) subject to the Ohio Securities Litigation Settlement or (ii) the RIDE Section 510(b) Claims would receive Class A common stock in an amount calculated pursuant to the formula set forth in the Proposed Plan, after accounting for any recoveries from applicable insurers or other third parties and subject to the Post-Effective Date Debtors’ election to cash out such Class A common stock Interests.
●	Allowed claims, if any, against the Debtors on the same or similar basis as those set forth in the Post-Petition Securities Action may recover solely from available insurance coverage from applicable insurance policies until such insurance policies have been completely exhausted. The Debtors dispute the merits of any such claims.
●	Allowed claims of the Ohio Securities Litigation Lead Plaintiff would receive treatment pursuant to the Ohio Securities Litigation Settlement incorporated in the Proposed Plan.

As of December 31, 2023, we had recorded $30.5 million as “Liabilities subject to compromise,” in the accompanying December 31, 2023 Consolidated Balance Sheet, which reflects, in accordance with ASC 852, our current estimate of the potential allowed asserted pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Under the Proposed Plan, the Company and the Committees have agreed to establish an initial $45 million Claims Reserve for the settlement of General Unsecured Claims. The Claims Reserve may be increased or decreased during the claims resolution process. The ultimate settlement of these liabilities remains subject to further analysis and is subject to the claims resolution process included in the Proposed Plan. The actual amount of allowed General Unsecured Claims may be materially different than the amount recorded by the Company as of December 31, 2023, or the initial Claim Reserve. The amount recorded is also subject to adjustments if we make changes to our assumptions or estimates related to claims as additional information becomes available to us. Such adjustments may be material, and the Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of “Liabilities subject to compromise” may change materially.

With respect to the Ohio Securities Litigation, the Post-Petition Securities Action and any other similar claims for damages arising from the purchase or sale of the Class A common stock, Section 510(b) of the Bankruptcy Code treats such claims as subordinated to all claims or Interests that are senior to the Class A common stock and having the same priority as the Class A common stock. Estimated amounts accrued as of December 31, 2023, by the Company with respect to these securities actions do not reflect this impact of the Bankruptcy Code. The plaintiffs in the Ohio Securities Litigation have reached a settlement with the Debtors, which is documented through the treatment of Ohio Securities Litigation Claims under the Proposed Plan, which settlement remains subject to Bankruptcy Court approval and effectiveness of the Proposed Plan.

“Liabilities subject to compromise” at December 31, 2023, consisted of the following:

(in thousands)
December 31, 2023
Accrued vendor claims	23,967
Accrued legal liabilities	6,500
Liabilities subject to compromise	$30,467

Within Liabilities subject to compromise, as of December 31, 2023, the Company had accruals of $6.5 million for certain of its outstanding legal proceedings and potential related obligations, including the stockholder and securities actions, government claims and indemnification obligations described in more detail in Note 9 – Commitments and Contingencies and may or may not be offset by insurance. As of December 31, 2022, these amounts totaled $35.9 million and were recorded within accrued and other liabilities. The accruals do not include potential legal fees and other costs or obligations that may be incurred by the Company in connection with such matters. The amount accrued as of December 31, 2023, reflects the settlement terms contained in the Proposed Plan for the Ohio Securities Litigation and the Offer and OIP with the SEC, as well as the indemnification claims that are subject to proofs of claim filed by the defendants in the Delaware Class Action Litigation. The accrual does not include potential legal fees and other costs that may be incurred by the Company in connection with such matters. Upon effectiveness of the Proposed Plan, and the releases provided to the Company as part of the Proposed Plan and the SEC’s obligation to withdraw its proof of claim (for which the Company has been advised that the conditions thereto would be satisfied), the Company currently expects its obligations for these matters to be limited to the $3 million it will have contributed into escrow for the Ohio Securities Litigation and a potential indemnification obligation claim of $3.5 million (excluding potential legal fees); provided, however, (a) the Company has not determined whether it will object to some or all of the indemnification claims and these claims are subject to dispute as part of the Chapter 11 claims administration process (b) the Company potentially could have indemnification obligations to individual defendants not released under the settlement (as the treatment of such claims and their amounts are not known, the Company has not recorded any reserve with respect to such obligations), and (c) the failure to obtain the SEC and Bankruptcy Court approvals in a timely manner would have a material adverse effect on the Company and its ability to reorganize under Chapter 11 of the Bankruptcy Code. Additional potential recovery by the plaintiffs in the Ohio Securities Litigation would occur if proceeds are received from litigation and other causes of action being retained by the Debtors following the Effective Date (net of actual reasonable costs incurred in prosecuting such retained causes of action) in an amount of up to $7 million; however, the potential outcome of such matters, and whether any proceeds will be received, cannot be predicted at this time.

With respect to other current and potential legal claims and obligations, the Company continues to evaluate the potential resolution and impact of these matters in light of the applicable provisions of the Bankruptcy Code, indemnification rights and the terms of the Proposed Plan (which in some cases may limit any recovery to available insurance coverage), ongoing discussions with the parties to such matters and other stakeholders, or the actual amounts that may be asserted in claims submitted in the Chapter 11 Cases for indemnification, as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

Upon the Effective Date, the Proposed Plan would provide certain releases to directors and officers of the Debtors that served in the capacity as a director or officer of any of the Debtors at any time from the Petition Date through the Effective Date. If approved by the Bankruptcy Court and the Proposed Plan becomes effective, the releases would be binding on holders of claims and Interests (a) that affirmatively vote to accept the Proposed Plan or (b) are entitled to vote on the Proposed Plan, vote to reject the Proposed Plan, and check a box on their ballot opting into the releases. The releases would also be binding on related parties to those described in (a) and (b) (e.g., affiliates, predecessors, successors, and related parties as set forth in the Proposed Plan), but only to the extent the parties in (a) and (b) have authority to bind such persons or entities to the releases. In addition, pursuant to the Proposed Plan, the members of the settlement class in the Ohio Securities Litigation would also be releasing parties pursuant to the Proposed Plan and be bound by the release, discharge, and injunction provisions set forth in the Proposed Plan.

Although we have established the reserves described above to pay allowed claims under the Proposed Plan, and although we intend to pay all allowed claims in full with interest as provided by the Proposed Plan, there can be no assurance that the Claims Reserve, the Post-Effective Date Debtors’ other assets or the Post-Effective Date Debtor Amount will be sufficient to do so given the uncertainties and risks of the claims dispute and settlement process. There can be no assurance regarding the amount of claims allowed for distributions under the Proposed Plan or that such claims will not be significantly greater than may be anticipated which could, in turn, result in the value of distributions to stakeholders being delayed, reduced, or eliminated entirely. The Claims Reserve could also be adjusted downward as claims are resolved or otherwise as a result of the claims resolution process. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against us. Moreover, additional claims will be filed in the Chapter 11 Cases, including on account of rejection damages for executory contracts and unexpired leases rejected pursuant to the Proposed Plan and administrative claims for each of which the deadlines to file proofs of claim have not yet passed as of the date of this report. Such Clams may be substantial and may result in a greater amount of allowed claims than estimated; however, the Company cannot presently estimate a possible loss contingency or range of reasonably possible loss contingencies beyond current accruals. Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties.

Insurance Matters

The Company was notified by its primary insurer under the 2020 D&O Program that the insurer is taking the position that no coverage is available for the Ohio Securities Litigation, various shareholder derivative actions, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York described below, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The primary insurer under the 2020 D&O Program has identified other potential coverage issues as well. Excess coverage attaches only after the underlying insurance has been exhausted, and generally applies in conformance with the terms of the underlying insurance. The Company is analyzing the insurer’s position and intends to pursue any available coverage under this policy and other insurance. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for matters claimed during the coverage period of the 2020 D&O Program, which have been significant. The insurers in the Side A D&O portion of the 2020 D&O Program, providing coverage for individual directors and officers in derivative actions and certain other situations that are claimed during the coverage period of the 2020 D&O Program, have denied coverage, which has cast doubt on the availability of coverage for at least some individuals and/or claims.

Changes in our operations in connection with the Chapter 11 Cases has reduced our need to maintain insurance coverage at previous levels or to carry certain insurance policies. The limited insurance that we carry has expired, in the case of product liability coverage, and other coverage may expire and we may not be able to obtain replacement policies or such policies may only be available at a substantially higher cost or have materially lower coverage amounts, or both. If we reduce or no longer maintain insurance coverage, we may be subject to increased or additional potential losses and liabilities.

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

The District Court initially stayed the Karma Action in light of the automatic stay imposed by the commencement of the Chapter 11 Cases. However, the Bankruptcy Court granted Karma relief from the automatic stay on July 31, 2023, to allow the multi-week trial in the Karma Action to proceed, which trial was scheduled for trial in California beginning on September 12, 2023. On August 14, 2023, the Company and Karma entered into a Settlement Agreement and Release memorializing an agreement to consensually resolve the claims asserted in the Karma Action (the “Karma Settlement Agreement”).

The Settlement Agreement terms include: (i) a $40 million settlement payment by the Company to Karma (the “Karma Settlement Payment”), of which $5 million is allocated to a royalty with respect to the license described in (ii) of this paragraph, (ii) a worldwide, non-exclusive, transferable, royalty-free (except for the full Karma Settlement Payment including the License Payment or Royalty therein (as defined in the Settlement Agreement)), fully paid-up, sublicensable, perpetual and irrevocable license granted by Karma to the Company and any of the Company’s assignees, which license will permit the Company or its assigns to use the intellectual property and technology, including patents, copyrights, software rights, know-how, design rights, database rights, and trade secrets, which Karma alleged in the Karma Action that the Company has misappropriated, (iii) mutual releases, and (iv) dismissal of the Karma Action, with prejudice as to all defendants after the final approval order by the Bankruptcy Court is no longer subject to any appeal. On August 28, 2023, the Bankruptcy Court issued an order approving the Karma Settlement Agreement and the Debtors made the Karma Settlement Payment.

Ohio Securities Class Litigation

Six related putative securities class action lawsuits were filed against the Company and certain of its current and former officers and directors and former DiamondPeak directors between March 18, 2021 and May 14, 2021 in the U.S. District Court for the Northern District of Ohio (Rico v. Lordstown Motors Corp., et al. (Case No. 21-cv-616); Palumbo v. Lordstown Motors Corp., et al. (Case No. 21-cv-633); Zuod v. Lordstown Motors Corp., et al. (Case No. 21-cv-720); Brury v. Lordstown Motors Corp., et al. (Case No. 21-cv-760); Romano v. Lordstown Motors Corp., et al., (Case No. 21-cv-994); and FNY Managed Accounts LLC v. Lordstown Motors Corp., et al. (Case No. 21-cv-1021)). The matters have been consolidated and the Court appointed George Troicky as lead plaintiff (the “Ohio Securities Litigation Lead Plaintiff”) and Labaton Sucharow LLP as lead plaintiff’s counsel. On September 10, 2021, the Ohio Securities Litigation Lead Plaintiff and several additional named plaintiffs filed their consolidated amended complaint, asserting violations of federal securities laws under Section 10(b), Section 14(a), Section 20(a), and Section 20A of the Exchange Act and Rule 10b-5 thereunder against the Company and certain of its current and former officers and directors. The complaint generally alleges that the Company and individual defendants made materially false and misleading statements relating to vehicle pre-orders and production timeline. Defendants filed a motion to dismiss, which was fully briefed as of March 3, 2022. The Company filed a suggestion of bankruptcy on June 28, 2023, and filed an amended suggestion of bankruptcy on July 11, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay. On August 28, 2023, the court denied the pending motion to dismiss, without prejudice, given the notice of the automatic stay, subject to potential re-filing by the Defendants following the lifting of the stay.

Pursuant to the Ohio Securities Litigation Settlement incorporated into the Proposed Plan, if the Proposed Plan becomes effective, the Debtors will pay $3 million into escrow on the Effective Date for the benefit of the putative class members in the Ohio Securities Litigation. In addition, such putative class members would be entitled to receive a portion of any proceeds from litigation and other causes of action being retained by the Debtors following the Effective Date (net of actual reasonable costs incurred in prosecuting such retained causes of action) in an amount equal to 25% of such net proceeds, up to $7 million. Pursuant to the Proposed Plan and upon receipt of the Confirmation Order, the Confirmation Order would constitute a preliminary approval of the Ohio Securities Litigation Settlement. The Ohio Securities Litigation Settlement would be effective on the Effective Date, and the Ohio Securities Litigation Lead Plaintiff, through counsel, would be responsible for pursuing final approval of the proposed settlement thereafter. Members of the putative settlement class would be provided with the option to op-out of the settlement class pursuant to the provisions of the Confirmation Order.

In addition, pursuant to the Proposed Plan, a portion of any recoveries from litigation or other causes of action retained by the Debtors that would be owed to putative class members in connection with the Ohio Securities Litigation Settlement would be backstopped by Foxconn through Foxconn’s agreement to permit 16% of any payments made on account of Foxconn’s Preferred Stock up to $5 million to be paid into a reserve for the benefit of such class members.

There is no guarantee that the Proposed Plan, which incorporates the Ohio Securities Litigation Settlement, will be confirmed by the Bankruptcy Court or become effective. To the extent that the Ohio Securities Litigation Settlement does not become effective, we intend to vigorously defend against the claims. The proceedings are subject to uncertainties inherent in the litigation process.

Derivative Litigation

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al. (Case No. 21-cv-604); Kelley, et al. v. Burns, et al. (Case No. 21-cv-724); Patterson, et al. v. Burns, et al. (Case No. 21-cv-910); and Sarabia v. Burns, et al. (Case No. 21-cv-1010)). The derivative actions in the District Court of Delaware have been consolidated into the action captioned In re Lordstown Motors Corp. Shareholder Derivative Litigation, Case No. 21-00604-SB (the “District of Delaware Derivative Action”). On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay the District of Delaware Derivative Action pending resolution of the motion to dismiss in the Ohio Securities Class Action. On March 7, 2022, the court granted in part defendants’ motion to stay, staying the action until the resolution of the motion to dismiss in the Ohio Securities Litigation, but requiring the parties to submit a status report if the motion to dismiss was not resolved by September 3, 2022. The court further determined to dismiss without a motion, on the grounds that the claim was premature, plaintiffs’ claim for contribution for violations of Sections 10(b) and 21D of the Exchange Act without prejudice.

The parties filed a joint status report as required because the motion to dismiss in the Ohio Securities Litigation was not resolved as of September 3, 2022. The parties filed additional court-ordered joint status reports on October 28, 2022, January 6, 2023 and April 3, 2023. On April 4, 2023, the Delaware District Court ordered the parties to submit a letter brief addressing whether the Court should lift the stay. On April 14, 2023, the parties submitted a joint letter requesting that the Court not lift the stay. On April 17, 2023, the court lifted the stay and ordered the parties to meet and confer by May 8, 2023, and submit a proposed case-management plan. On May 9, 2023, the court reinstated the stay and ordered the parties to advise the court of any developments in the Ohio Securities Litigation or material changes to Lordstown’s condition. The Company filed a suggestion of bankruptcy on June 27, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay; however the ultimate scope and effect of the stay remains subject to further proceedings before the Bankruptcy Court. The court entered an order acknowledging the effect of the automatic stay on June 28, 2023.

Another related stockholder derivative lawsuit was filed in U.S. District Court for the Northern District of Ohio on June 30, 2021 (Thai v. Burns, et al. (Case No. 21-cv-1267)) (the “Ohio Derivative Action”), asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, based on similar facts as the District of Delaware Derivative Action. On October 21, 2021, the court in the Ohio Derivative Action entered a stipulated stay of the action and scheduling order relating to defendants’ anticipated motion to dismiss and/or subsequent motion to stay that is similarly conditioned on the resolution of the motion to dismiss in the Ohio Securities Class Action. The Company filed a suggestion of bankruptcy on June 28, 2023, and filed an amended suggestion of bankruptcy on July 19, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay; however, the ultimate scope and effect of the stay remains subject to further proceedings before the Bankruptcy Court.

As described in more detailed below, an independent committee of directors evaluated certain derivative claims asserted in the Ohio Derivative Action, along with those asserted in the other Derivative Actions (defined below), with the assistance and advice of special litigation counsel.

Another related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on December 2, 2021 (Cormier v. Burns, et al. (C.A. No. 2021-1049)), asserting breach of fiduciary duties, insider selling, and unjust enrichment, based on similar facts as the federal derivative actions. An additional related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on February 18, 2022 (Jackson v. Burns, et al. (C.A. No. 2022-0164)), also asserting breach of fiduciary duties, unjust enrichment, and insider selling, based on similar facts as the federal derivative actions. On April 19, 2022, the parties in Cormier and Jackson filed a stipulation and proposed order consolidating the two actions, staying the litigation until the resolution of the motion to dismiss in the Ohio Securities Class Action and appointing Schubert Jonckheer & Kolbe LLP and Lifshitz Law PLLC as Co-Lead Counsel. On May 10, 2022, the court granted the parties’ proposed stipulation and order to consolidate the actions into the action captioned In re Lordstown Motors Corp. Stockholder Derivative Litigation, Case No. 2021-1049-LWW (the “Delaware Chancery Derivative Action,” and together with the District of Delaware Derivative Action and the Ohio Derivative Action, the “Derivative Actions”). In addition, the May 10, 2022, order stayed the consolidated action pending the resolution of the motion to dismiss in the Ohio Securities Class Action. While the Delaware Chancery Derivative Action remains stayed, on June 24, 2022, the plaintiffs filed a consolidated complaint asserting similar claims, and substituting a new plaintiff (Ed Lomont) for Cormier, who no longer appears to be a named plaintiff in the consolidated action. On June 27, 2023, the Company filed a suggestion of bankruptcy, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay; however the ultimate scope and effect of the stay remains subject to further proceedings before the Bankruptcy Court.

On August 29, 2023, the Board adopted a resolution forming a Derivative Claim Oversight Committee consisting of three directors who were not defendants in any of the Derivative Actions (the “Oversight

Committee”) to evaluate certain of the derivative claims asserted on behalf of the Company in the Derivative Actions (the “Derivative Claims”) and make recommendations to the Board with respect to any prosecution, waiver, release, settlement, disposition, or resolution of such Derivative Claims.

On October 4, 2023, the Bankruptcy Court approved the Company’s application to retain Winston & Strawn LLP (“Winston”) as special litigation counsel in the Chapter 11 Cases (“Special Counsel”) to investigate the facts and circumstances surrounding the Derivative Claims and make recommendations to the Oversight Committee regarding appropriate action with respect to the Derivative Claims. Winston was familiar with the Derivative Claims, having advised the Board in 2022 in evaluating two stockholder derivative demand letters making allegations substantially similar to those asserted in the Derivative Actions. Leveraging that prior work, Special Counsel thereafter conducted a thorough investigation regarding the Derivative Claims and presented its findings, conclusions, and recommendations to the Oversight Committee for review and consideration.

On December 5, 2023, upon completion of the investigation and evaluation of the relative merits of the Derivative Claims as asserted against the Company’s current officers and Board members and the Company’s founder and former CEO Stephen Burns, the Oversight Committee determined, among other things, that there was a low probability of a viable Derivative Claim against any of the directors and officers of the Company that served in such capacity at any time during the pendency of the Chapter 11 Cases (the “Chapter 11 Officers and Directors”), but that there was a potentially viable Derivative Claim against Mr. Burns. The Oversight Committee unanimously adopted the recommendations of Special Counsel and recommended that the Board approve the (a) release of the Chapter 11 Officers and Directors from the Derivative Claims as part of the Chapter 11 Cases, and (b) retention by the Debtors of Derivative Claims against all other defendants in the Derivative Actions (including Mr. Burns), as appropriate, prudent and in the best interests of the Debtors’ estates as determined pursuant to 11 U.S.C. §541.

On December 7, 2023, the full Board met to discuss, among other things, the recommendations of the Oversight Committee with the Oversight Committee, the Company’s management, Special Counsel and the Company’s other advisors (including its legal and financial advisors). Following that meeting, the Board adopted a resolution approving and adopting the recommendations of the Oversight Committee.

DiamondPeak Delaware Class Action Litigation

Two putative class action lawsuits were filed against former DiamondPeak directors and DiamondPeak Sponsor LLC on December 8 and 13, 2021 in the Delaware Court of Chancery (Hebert v. Hamamoto, et al. (C.A. No. 2021-1066); and Amin v Hamamoto, et al. (C.A. No. 2021-1085)) (collectively, the “Delaware Class Action Litigation”).  The plaintiffs purport to represent a class of investors in DiamondPeak and assert breach of fiduciary duty claims based on allegations that the defendants made or failed to prevent alleged misrepresentations regarding vehicle pre-orders and production timeline, and that but for those allegedly false and misleading disclosures, the plaintiffs would have exercised a right to redeem their shares prior to the de-SPAC transaction. On February 9, 2022, the parties filed a stipulation and proposed order consolidating the two putative class action lawsuits, appointing Hebert and Amin as co-lead plaintiffs, appointing Bernstein Litowitz Berger & Grossmann LLP and Pomerantz LLP as co-lead counsel and setting a briefing schedule for the motions to dismiss and motions to stay. The motions to stay were fully briefed as of February 23, 2022, and the court held oral argument on February 28, 2022. On March 7, 2022, the court denied the motion to stay. On March 10, 2022, defendants filed their brief in support of their motion to dismiss. The motion to dismiss was fully briefed on April 27, 2022, and was scheduled for oral argument on May 10, 2022. On May 6, 2022, defendants withdrew the motion to dismiss without prejudice. On July 22, 2022, co-lead plaintiffs filed an amended class action complaint asserting similar claims. Defendants filed a motion to dismiss the amended class action complaint on October 14, 2022. Plaintiffs’ answering brief and Defendants’ reply brief were due on November 18 and December 9, 2022, respectively. Oral argument on the motion to dismiss was scheduled for January 6, 2023. On January 5, 2023, the defendants withdrew their motion to dismiss. On February 2, 2023, the court issued a case scheduling order setting forth pre-trial deadlines and a date for trial in March 2024. On February 3, 2023, defendants filed their answer to plaintiffs’ amended class action complaint. On February 7, 2023, plaintiffs served the Company, as a non-party, with a subpoena for certain information, which the Company responded to on February 21, 2023.

On June 9, 2023, the court granted in part and denied in part the plaintiffs’ motion to compel regarding the appropriate scope of the Company’s response to the subpoena. On July 5, 2023, in the Chapter 11 Cases, the Company filed (i) an adversary complaint seeking injunctive relief to extend the automatic stay to the plaintiffs in the Delaware Class Action Litigation, initiating the adversary proceeding captioned Lordstown Motors Corp. v. Amin, Adv. Proc. No. 23-50428 (Bankr. D. Del.) and (ii) a motion and brief in support thereof, seeking a preliminary injunction extending the automatic stay to the Delaware Class Action Litigation.  On August 3, 2023, the Bankruptcy Court denied the Company’s preliminary injunction motion.  On July 21, 2023, plaintiffs filed a motion for class certification in the Delaware Class Action Litigation, and that motion was fully briefed as of September 18, 2023. The parties have advised the Company that they have reached an agreement to resolve this matter, subject to negotiation of final documentation, and the former DiamondPeak directors have asserted indemnification claims against the Company with respect to a portion of the settlement amount. The amount and treatment of that claim has not yet been resolved. The proceedings remain subject to uncertainties inherent in the litigation process.

SEC Matter

The Company received two subpoenas from the SEC for the production of documents and information, including relating to the merger between DiamondPeak and Legacy Lordstown and pre-orders of vehicles. The Debtors have been engaged in settlement discussions with the SEC to resolve potential claims relating to these matters. While these discussions have been ongoing, the deadline for the SEC to file proofs of claim against the Debtors with the Bankruptcy Court was January 5, 2024, which was extended from the general bar date for governmental units to file proofs of claim of December 26, 2023. Prior to such deadline, on January 4, 2024, the SEC filed the SEC Claim with the Bankruptcy Court in the face amount of $45 million on the basis of “monetary remedies for violations of federal securities laws,” as stated in the proof of claim. The Proposed Plan contemplates, and includes as a condition to confirmation of the Proposed Plan, that the SEC approve the Offer and that the Offer be set forth in the OIP. The Offer and OIP remain subject to the SEC’s approval process and Bankruptcy Court approval.

Subject to receipt of necessary approvals and satisfaction of each of the terms of the Offer and the OIP, the Proposed Plan provides that following confirmation and the effectiveness of the Proposed Plan incorporating the Ohio Litigation Settlement, the SEC would withdraw the SEC Claim. Any potential settlement with the SEC or other parties for related securities claims or other matters is subject to significant uncertainty, there can be no assurance as to the timing or outcome of the resolution of these matters, and any settlement or claim amount remains subject to approval by the Bankruptcy Court and other regulatory approvals, as applicable. The Debtors cannot provide any assurances regarding what the Company’s total actual liabilities based on the SEC Claim, or other claims asserted in the Chapter 11 Cases, will be. The failure to obtain such approvals in a timely manner would have a material adverse effect on the Company and its ability to reorganize under Chapter 11 of the Bankruptcy Code.

Indemnification Obligations

The Company has potential indemnification obligations with respect to the current and former directors named in the above-referenced actions, which obligations may be significant and may not be covered by the Company’s applicable directors and officers insurance. Certain directors and officers have already, and may in the future, file claims against the Company for indemnification in existing or future matters. The Company has not conceded that it is liable for some of all of such indemnification claims, and may object to such claims.

Foxconn Litigation

On June 27, 2023, the Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for fraudulent and tortious conduct, as well as breaches of the Investment Agreement and other agreements and that the Company believes were committed by Foxconn, which have caused substantial harm to our operations and prospects and significant damages. On September 29, 2023, Foxconn filed a motion to dismiss all counts of the Foxconn Litigation and brief in support of the same (the “Foxconn Adversary Motion to Dismiss”), asserting that all of the Company’s claims are subject to binding arbitration provisions and that the Company has failed to state a claim for relief. The Debtors believe that the Foxconn Adversary Motion to Dismiss is without merit and, on November 6, 2023, the Company filed an opposition to Foxconn’s Adversary Motion to Dismiss. Foxconn filed a reply in support of the Foxconn Adversary Motion to Dismiss on November 30, 2023. On December 7, 2023, the Debtors and the Equity Committee filed a notice of completion of briefing, which provided that the briefing of the Foxconn Adversary Motion to Dismiss has been completed and such motion is ready for disposition. No oral argument has been scheduled on the Foxconn Adversary Motion to Dismiss. The Company intends to continue to vigorously oppose that motion and pursue its claims against Foxconn.

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

The Post-Petition Securities Action

On July 26, 2023, a putative class action lawsuit was filed against Edward Hightower and Adam Kroll, as the Company’s officers, in the U.S. District Court for the Northern District of Ohio by Bandol Lim, individually and on behalf of other stockholders (Case No. 4:23-cv-01454-BYP) asserting violations of Section 10(b), Section 20(a) of the Exchange Act and Rule 10b-5 thereunder relating to the Company’s disclosure regarding its relationship with Foxconn and the Foxconn Transactions (the “Post-Petition Securities Action”). Each of the two following sets of plaintiffs in the Post-Petition Securities Action filed motions for appointment as lead plaintiff in such action: (i) plaintiffs Bandol Lim, Nico Gatzaros, and Richard Dowell (the “RIDE Investor Group”) and (ii) plaintiffs Andrew Strickland and Joshua Strickland. On November 16, 2023, the Court appointed Andrew Strickland and Joshua Strickland as lead plaintiffs (“Lead Plaintiffs”). Lead Plaintiffs filed an amended putative class action complaint on December 29, 2023 (the “Amended Complaint”). Like the initial complaint, the Amended Complaint alleges violations of Section 10(b), Section 20(a) of the Exchange Act and Rule 10b-5 thereunder relating to the Company’s disclosure regarding its relationship with Foxconn and the Foxconn Transactions. It names Edward Hightower, Adam Kroll, and Daniel Ninivaggi as Defendants (“Defendants”) in their capacities as Company officers and/or directors. None of the Debtors is named as a Defendant in the Post-Petition Securities Action. Defendants intend to move to dismiss the Amended Complaint on or about February 27, 2024; Lead Plaintiffs would be required to file their opposition to the motion to dismiss on or before April 29, 2024; and Defendants would then have the opportunity to file a reply in support of their motion to dismiss by May 29, 2024. Defendants dispute the allegations in the Amended Complaint and intend to vigorously defend against the suit. Separately, each of the members of the RIDE Investor Group filed proofs of claim (the “RIDE Proofs of Claims”) against the Company in the Chapter 11 Cases, purportedly on behalf of themselves and the putative class in the Post-Petition Securities Action, in an unliquidated amount. The RIDE Investor Group has not sought authority from the Bankruptcy Court to file its purported class proofs of claim. The Debtors dispute, and intend to object to, each of the RIDE Proofs of Claim. The Debtors further dispute that the members of the Ride Investment Group have authority to file proofs of claim on behalf of the putative class in the Post-Petition Securities Action. Neither of the Lead Plaintiffs filed proofs of claim in the Chapter 11 Cases. Nor have the Lead Plaintiffs sought authority from the Bankruptcy Court to file class proofs of claim. The general deadline to file proofs of claim was October 10, 2023 at 5:00 p.m. (ET). Messrs. Hightower, Kroll, and Ninivaggi contend that they are insureds under the directors’ and officers’ insurance policies of the Debtors that are currently in effect and have been granted relief from the automatic stay with respect to the Company to seek advancement and payment of expenses relating to the Post-Petition Securities Action under such policies. The Proposed Plan provides for the treatment of RIDE Section 510(b) Claims to limit recoveries (if any) from the Debtors on account of such claims to available insurance. The Debtors dispute the merits of any such claims.

NHTSA Matters

The Company’s obligations under the Safety Act administered by NHTSA for the vehicles it has manufactured and sold continue in force during the pendency of and following the Chapter 11 Cases. During the Chapter 11 Cases, the Company’s obligations are treated as a claim of the United States government against the Company. If and when the Company completes its Chapter 11 Cases, NHTSA may argue that all applicable Safety Act obligations continue to apply and the post-Effective Date Company would also be responsible for fulfilling any pre-existing Safety Act related responsibilities (e.g., remedying vehicles already under a safety recall). The Debtors received authorization from the Bankruptcy Court to repurchase all vehicles that were in the possession of our customers. We have repurchased and destroyed all but two of the vehicles that we sold (other than the vehicles sold to LAS Capital or its affiliates, for which LAS Capital assumed all warranty, product liability and recall liabilities). However, we cannot predict the extent of the liability that may arise from the Safety Act obligations for vehicles the Company has already manufactured and sold, or any claims that may be asserted by NHTSA.

NOTE 10 — RELATED PARTY TRANSACTIONS

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

Pursuant to the Investment Agreement described in Note 6 – Capital Stock and Loss Per Share, Foxconn’s beneficial ownership of Class A common stock exceeded 5% in November 2022 causing Foxconn to become a related party. The Company has entered into the Foxconn Transactions with Foxconn described under Note 1 – Description of Organization and Business Operations – Description of Business – Foxconn Transactions. See Note 9 – Commitments and Contingencies for additional information regarding the status of the Foxconn Transactions.

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

In November 2020, we prepaid a royalty payment of $4.75 million to Workhorse Group, representing an advance on royalties pursuant to a license agreement between Legacy Lordstown and Workhorse Group. Given that Workhorse Group technology is not being used in the Endurance and our strategic direction, inclusive of the transactions contemplated with Foxconn, we deemed it appropriate to terminate the license agreement during 2022. As such, we recorded a charge of $4.75 million during the year ended December 31, 2022, to write-off prepaid royalty.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls, activities, and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs and the nature of operating activities. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023.

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

Under the supervision of the CEO and CFO and Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2023, we completed the sale of certain of our assets under the LandX Purchase Agreement. As a result of the sale and the ongoing Chapter 11 Cases, we continued to eliminate personnel, including some involved in our accounting and other controls that we utilized to ensure timely and accurate financial reporting. Accordingly, we reassessed our critical risks and internal controls within our remaining operations. In light of the limited nature of our remaining operations, our controls primarily relate to financial reporting and payment of our expenses. As a result of changes in personnel, we have enhanced our oversight of accounting and payment processing with increased executive involvement and support from certain of our outside consultants and advisors to facilitate the presentation of information with respect to our operations that is accurate and complete.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors

The names of the current members of the Board that will serve until the Effective Date and the members that are expected to be appointed to the Board by the Equity Committee effective as the Effective Date pursuant to the Proposed Plan, their respective ages, their positions with Lordstown and other biographical information as of February 1, 2024, are set forth below.

Name	Age	Length of Service as Director	Position with the Company
Daniel A. Ninivaggi	59	Since 2021	Director, Executive Chairman
Joseph B. Anderson Jr.	80	Since 2022	Director and Audit Committee Member
Keith Feldman	47	Since 2020	Director, Chairman of the Audit Committee and Compensation Committee member
David T. Hamamoto	64	Since 2020	Lead Independent Director and Chairman of the Nominating & Corporate Governance Committee
Edward T. Hightower	58	Since 2022	Chief Executive Officer, President and Director
Jane Reiss	62	Since 2020	Director, Audit Committee Member
Laura J. Soave	51	Since 2022	Director and Nominating and Corporate Governance Committee Member
Dale Spencer	65	Since 2020	Director, Chairman of the Compensation Committee and Nominating and Corporate Governance Committee Member
Angela Strand	55	Since 2020	Director and Compensation Committee Member

Daniel A. Ninivaggi.   Mr. Ninivaggi has served as the Company’s Executive Chairman of the Board since May 2022 and served as the Company’s Chief Executive Officer from August 2021 to July 2022. He served as an independent consultant and board member from September 2019 to August 2021. Mr. Ninivaggi served as Chief Executive Officer of Icahn Automotive Group, LLC (“Icahn Automotive”) and Managing Director of Icahn Enterprises L.P. (“IEP”) — Automotive Segment from March 2017 through August 2019. IEP is a publicly traded diversified holding company and Icahn Automotive is a wholly-owned subsidiary of IEP. Prior to that, from February 2014 until March 2017, Mr. Ninivaggi served as Co-Chairman (from May 2015) and Co-CEO of Federal-Mogul Holdings Corp., an $8 billion automotive supplier (subsequently acquired by Tenneco) to automotive, commercial vehicle and industrial original equipment manufacturers and the independent automotive aftermarket). Mr. Ninivaggi was President and Chief Executive Officer of IEP between 2010 and 2014, at which time IEP operated through ten diverse operating segments. Mr. Ninivaggi has served as the Chairman of Garrett Motion Inc., a publicly traded manufacturer of turbochargers and electro-boosting technologies for transportation and industrial original equipment manufacturers, since April 2021 and has served as a director of numerous other public and private companies, including: Hertz Global Holdings, Inc., a publicly traded car rental company (from September 2014 to June 2021); Metalsa S.A., a privately held manufacturer of frames and other structural components for automotive and commercial vehicles (Advisory Board); Navistar International Corporation, a publicly traded manufacturer of trucks, buses and engines (from August 2017 to October 2018); Icahn Enterprises G.P. Inc., the general partner of IEP (from 2012 to 2015); CVR Energy, Inc., a publicly traded independent petroleum refiner and marketer of high value transportation fuels (from 2012 to 2014); CVR GP, LLC, the general partner of CVR Partners LP, a publicly traded nitrogen fertilizer company (from 2012 to 2014); XO Holdings, a privately held telecommunications company affiliated with IEP (from 2010 to 2014); Tropicana Entertainment Inc., a publicly traded company primarily engaged in the business of owning and operating casinos and resorts (from 2011 to 2015); Motorola Mobility Holdings Inc., a publicly traded mobile phone and electronics manufacturer (from 2010 to 2011); and CIT Group, Inc., a publicly traded bank holding company (from 2009 to 2011). Prior to joining IEP, Mr. Ninivaggi spent six years at Lear Corporation, a publicly traded Tier 1 automotive supplier specializing, at the time, in seating systems, interior components and systems as well as electrical and electronic distribution systems and components. Mr. Ninivaggi began his career at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP before joining Winston & Strawn LLP, where he became partner. He holds a Bachelor of Arts degree from Columbia University, an MBA from the University of Chicago Graduate School of Business, and a Juris Doctor degree (with distinction) from Stanford Law School.

Joseph B. Anderson, Jr.   Mr. Anderson has served as our director since May 2022. Mr. Anderson currently serves as Chairman and Chief Executive Officer of TAG Holdings, LLC, a company owning several manufacturing, service and technology-based companies, which he founded in 2001. Prior to that, Mr. Anderson served as Chairman and Chief Executive Officer of Chivas Industries, LLC, a manufacturer of interior trim products and lighting assemblies principally for the automotive industry, and as President and Chief Executive Officer of Composite Energy Management Systems, Incorporated, an automotive parts manufacturing company. Mr. Anderson has served in various roles at General Motors Company (“GM”), including as Plant Manager of Pressed Metal and Plating Operations, Pontiac Motor Division, Director of Exterior Systems Business United, Inland Fisher Guide Division, and General Director, Body Hardware Business Unit, Inland Fisher Guide Division. Before joining GM, Mr. Anderson served in the military for 13 years, including his service as a Major (P) in the United States Army, and is a graduate of the United States Military Academy at West Point. Mr. Anderson currently serves as director of the National Recreation Foundation and on the board of directors for each of Business Leaders for Michigan, Michigan Aerospace Manufacturers Association and Branch Insurance, the board of managers of Modular Assembly Innovations and the advisory board of Wynnchurch Capital. Mr. Anderson previously served on the board of directors of several New York Stock Exchange companies, including Rite Aid Corporation, a drugstore chain, from April 2006 to April 2019, and as the chairman of each of the Federal Reserve Bank of Chicago-Detroit Branch, a regional bank of the Federal Reserve System, and the U.S. Department of Commerce Manufacturing Council, the principal private sector advisory committee to the United States Secretary of Commerce of the United States manufacturing sector. Mr. Anderson is well qualified to serve as a director due to his experience with operations and management, including in the automotive industry.

Keith Feldman.   Mr. Feldman has served as our director since October 2020. Mr. Feldman has served as the Chief Financial Officer and a Director for DiamondHead Holdings Corp., a special purpose acquisition company, since January 2021. Mr. Feldman served as the Chief Financial Officer and

Treasurer of NorthStar Realty Europe Corp., a publicly traded REIT focused on European commercial real estate properties from May 2017, through the acquisition by AXA Investment Managers — Real Assets, in September 2019. Mr. Feldman served as a managing director of Colony Capital, Inc., a publicly traded real estate and investment management firm, from January 2017 to October 2019 and served as a managing director of NorthStar Asset Management Group Inc., a predecessor company of Colony Capital, Inc. from July 2014 to January 2017, as a managing director of NorthStar Realty Finance Corp. from January 2014 to July 2014 and as a director of NorthStar Realty Finance Corp. from January 2012 to December 2013. In each of these roles, Mr. Feldman’s responsibilities included capital markets, corporate finance, and investor relations. Earlier in his career, Mr. Feldman held various financial positions at NorthStar Realty Finance Corp., Goldman Sachs, J.P. Morgan Chase, each a publicly traded company in the investment banking and financial services industry, and KPMG LLP, a professional accounting firm. Mr. Feldman is a CFA charter holder and a CPA. He is well qualified to serve as a director due to his experience with the operations and management, financial reporting and auditing of public companies in addition to operational expertise.

David T. Hamamoto.   Mr. Hamamoto served as Chairman and Chief Executive Officer of DiamondPeak Holding Corp., our predecessor company prior to the consummation of the business combination with Lordstown EV Corporation, since inception in November 2018 until October 2020 and continues to serve as our director. He is the Founder of DiamondHead Partners, LLC, a venture capital firm, which he established in 2017. Mr. Hamamoto has served as the Chief Executive Officer and a Director for DiamondHead Holdings Corp., a special purpose acquisition company, from January 2021 to March 2023, the predecessor company to United Homes Group, where he currently serves on the board of directors. Previously, he served as Executive Vice Chairman of Colony NorthStar (now Colony Capital, Inc.) a publicly traded real estate and investment management firm, from January 2017 through January 2018. The NorthStar companies (collectively, “NorthStar”), which he founded, were sold to Colony Capital in January 2017. Prior to the sale, Mr. Hamamoto was Executive Chairman of NorthStar Asset Management Group, a publicly traded investment management firm, since 2015, having previously served as its Chairman and Chief Executive Officer from 2014 until 2015. Mr. Hamamoto was the Chairman of the board of directors of NorthStar Realty Finance Corp., a publicly traded real estate investment trust (“NRF”), from 2007 to January 2017 and served as one of its directors from 2003 to January 2017. Mr. Hamamoto previously served as NRF’s Chief Executive Officer from 2004 until 2015 and President from 2004 until 2011. Mr. Hamamoto was Chairman of the board of directors of NorthStar Realty Europe Corp. from 2015 to January 2017. In 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to NRF for which he served as Co-Chief Executive Officer until 2004. Prior to NorthStar, Mr. Hamamoto was a partner and co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Mr. Hamamoto also serves as a director for the Worthless Foundation, Inc., a non-profit dedicated to promoting the arts and social welfare. He is well qualified to serve as a director due to his experience as a public company chairman, CEO and director, and due to his extensive investment, financial and operational experience.

Edward T. Hightower.   Mr. Hightower has served as our Chief Executive Officer, President and a director since July 2022, and served as our President from November 2021 to July 2022. Mr. Hightower served as the Managing director of Motoring Ventures LLC, a global investment and consulting firm for automotive and manufacturing businesses that Mr. Hightower founded, from 2016 to November 2021. At Motoring Ventures, Mr. Hightower advised vehicle and other manufacturing companies, including the Company, on operations, product launches, production, supply chain issues, mergers and acquisitions and a range of other matters. From 2013 to 2016, Mr. Hightower served as Vehicle Line Executive / Executive Chief Engineer — Global Crossovers for General Motors Company, a publicly traded automobile manufacturer. Mr. Hightower has also served in related roles at Ford Motor Company and BMW of North America, Inc., each publicly traded automobile manufacturers, and has more than

30 years of experience in his field. Mr. Hightower has served as a director and member of the audit and compensation committees of Tritium DCFC Limited since January 2022, HEVO Inc. since June 2020 and previously served as a board member of Tempel Steel, Inc. from May 2020 to December 2021 and the Michigan Council — Boy Scouts of America from December 2018 to November 2021.

Jane Reiss.   Ms. Reiss has served as our director since October 2020. Ms. Reiss served as a director of Legacy Lordstown, our predecessor company, from February 2020 until October 2020. Since April 2020, Ms. Reiss has been a Partner at Brunswick Group, a communications consulting firm, where she holds the position of North America Lead, Brunswick Creative. Ms. Reiss is a leading member of New York City’s advertising and marketing industry. Prior to Brunswick Group, Ms. Reiss served as Chief Marketing Officer and Chief Brand Experience Officer of Grey, one of the world’s largest global advertising networks. Prior to joining Grey, Ms. Reiss worked with a variety of international companies while serving as the Chief Marketing Officer of NYC & Company, the official marketing, tourism and partnership organization for the City of New York under the leadership of Mayor Mike Bloomberg. Before joining NYC & Company, Ms. Reiss served as Managing Director & Partner at Margeotes Fertitta, an integrated communications services agency, where she specialized in leading retail-driven businesses. Ms. Reiss is well qualified to serve as a director due to her extensive marketing experience and varied experience in the public and private sector.

Dale Spencer.   Mr. Spencer has served as our director since October 2020. Mr. Spencer served as a director of Legacy Lordstown, our predecessor company, from February 2020 until October 2020. Mr. Spencer is the former Vice President of Automotive Maintenance and Engineering at United Parcel Service, a publicly traded multinational shipping and supply chain management company (“UPS”). As Vice President of UPS, Mr. Spencer led one of the largest and most dynamic fleets in North America with responsibilities for fleet duty cycles, maintenance and innovation. Mr. Spencer formerly served as a technical advisor on the board of directors of the North American Council for Freight Efficiency. He also has served as a consultant with Ioxus, an energy technology company, from March 2018 to December 2019, along with multiple other companies throughout the automotive industry. Mr. Spencer is well qualified to serve as a director due to his extensive experience with fleet operators and consulting experience through the automotive industry.

Laura J. Soave.   Ms. Soave has served as our director since May 2022. Ms. Soave currently serves as the Chief Brand Officer of CrossCountry Mortgage, a retail mortgage lender, since April 2021. From April 2018 to January 2021, Ms. Soave served as Executive Vice President, Marketing & Merchandising of Icahn Automotive Group, LLC, an aftermarket parts distribution and service company. Prior to that, Ms. Soave served as Senior Vice President, Chief Marketing & Communications Officer of Federal-Mogul Holdings, Corp., an $8 billion automotive supplier (subsequently acquired by Tenneco, a publicly traded automotive components manufacturer), from September 2014 to April 2018. Ms. Soave has over 20 years of marketing and brand experience, including in the automotive industry at Ford Motor Company, Volkswagen Group of America, Inc., each publicly traded automobile manufacturers, Chrysler Group, LLC, an automobile manufacturer, and Gerson Lehrman Group, a financial and global information services company. Ms. Soave currently serves on the board of directors of K&N Engineering, a global manufacturer of automotive performance filtration products. Ms. Soave formerly served on the board of the Walsh College Foundation, a higher education institution, as well as a member of the Finance Committee of the Auto Care Association, a non-profit trade association. Ms. Soave is well qualified to serve as a director due to her extensive experience in marketing and brand management in the automotive industry.

Angela Strand.   Ms. Strand has served as our director since October 2020. Ms. Strand served as our Non-Executive Chair from August 2021 to May 2022, as our Executive Chair from June 2021 to August 2021 and as our lead independent director from April 2021 to June 2021. Ms. Strand has also served as a director of Nuvve Holdings Corp., a publicly traded green energy technology company, since March 2021. Ms. Strand serves as the chairperson of the compensation committee and as a member of the nominating and corporate governance committee of Nuvve Holdings Corp. From March 2016 to March 2020, Ms. Strand served as a director of Integrity Applications, a publicly traded medical device company (“Integrity”). During her time at Integrity, Ms. Strand served as Vice Chairperson of the board of directors, as chairperson of the nominating and corporate governance and compensation committees and as a member of the audit committee. Ms. Strand was a founder and senior executive of Chanje, a joint venture between Smith Electric Vehicles, an electric vehicle manufacturer, and FDG Electric Vehicles Ltd., a publicly traded electric vehicle manufacturer, from 2016 to 2017, and a founder of In-Charge, an electric vehicle infrastructure solutions provider. From 2017 to 2018, Ms. Strand served as Vice President of Workhorse Group Inc., a publicly traded electric vehicle manufacturer. From 2011 to 2015, Ms. Strand served as the chief marketing officer and head of business development and government affairs for Smith Electric Vehicles. Ms. Strand is a named inventor with seven issued patents. Ms. Strand has also served in various executive roles at medical device, biotech and digital health firms including Proteus Digital Health (acquired by Otsuka Pharmaceutical); Aerogen (acquired by Nektar Therapeutics), Novacept (acquired by Cytyc) and FemRx (acquired by Johnson & Johnson). Currently, Ms. Strand is an advisor for various companies and serves as the Founder/Managing Director of Strand Strategy, an advisory firm specializing in tech, business strategy and organization. She is well qualified to serve as a director due to her board experience and her experience in the electric vehicle industry.

Directors Expected to be Appointed as of the Effective Date

Under the Proposed Plan, if confirmed and once it becomes effective, the Equity Committee will appoint the New Board and the Equity Committee has indicated that it intends to appoint the following individuals as directors:

Name	Age	Position with the Company
Alexander C. Matina	47	Director
Andrew L. Sole	59	Director
Michael J. Wartell	55	Director
Neil Werner	63	Director
Alexandre Zyngier	54	Director

Alexander C. Matina. Mr. Matina is expected to serve as a director beginning on the Effective Date. Mr. Matina has served as the Portfolio Manager of MFP Investors LLC, the family office of Michael F. Price that invests across both public and private markets, since 2007. He also has served on the board of directors of T.G.I. Friday’s, a private casual dining company, since 2019, Crowheart Energy LLC, a private energy company, since 2017, S&W Seed Company, a publicly traded agricultural company, since 2015, and Trinity Place Holdings Inc., a private real estate development firm, since 2013. Mr. Matina previously served on the board of directors of Madava Financial, a private, energy-focused finance company, from 2017 to 2021, and Papa Murphy’s, a pizza franchise, from 2017 to 2019. Mr. Matina graduated from Fordham University (summa cum laude, with a B.S. with concentrations in finance and accounting. He also received his MBA in Finance from Columbia University.

Andrew L. Sole. Mr. Sole is expected to serve as a director beginning on the Effective Date. Mr. Sole has served as the Managing Member of Esopus Creek Advisors LLC, the general partner of the private investment fund, Esopus Creek Value Series Fund LP and its associated series, since 2005. Mr. Sole earned a B.S. in Mathematics from Union College and a J.D. (cum laude Order of the Coif) from the Benjamin N. Cardozo School of Law.

Michael J. Wartell. Mr. Wartell is expected to serve as a director beginning on the Effective Date. Mr. Wartell served as the Co-Chief Investment Officer and Owner of Venor Capital Management LP, a private investment management company, from 2005 to 2023. He has also served on the board of directors of Imperium3 New York, Inc, a private energy manufacturing company, since 2023, and Rotech Healthcare, Inc., a private healthcare products company, since 2014. He earned a B.S.E. (cum laude) with concentrations in Finance and Accounting from the Wharton School at the University of Pennsylvania.

Neil Weiner. Mr. Weiner is expected to serve as a director beginning on the Effective Date. In 2006, Mr. Weiner founded and, until 2021, served as Chief Investment Officer of Foxhill Capital Partners, LLC, the investment manager of the Foxhill Opportunity Fund, L.P,. a private fund focused on distressed and special situation investments. He previously served on the board of directors of Cambium Learning Group, a private education technology company, from 2010 to 2013 and was chairman of the audit committee. Mr. Weiner holds a B.A. from the University of Pennsylvania and an MBA from The Wharton School at the University of Pennsylvania.

Alexandre Zyngier. Mr. Zyngier is expected to serve as a director beginning on the Effective Date. Mr. Zyngier has served as the Managing Director and Founder of Batuta Capital Advisors LLC, a private investment and advisory firm, since 2013. He has also served on the board of directors of Arrival SA, a public electric vehicle company, since September 2023, Slam Corp, a public special purpose acquisition company, since February 2023, Schmitt Industries, a public industrial measurement manufacturer, since November 2021, EVO Transportation & Energy Services, Inc., a public trucking contractor, since November 2020, COFINA Puerto Rico, the taxing authority of Puerto Rico, since February 2019, Tetralogic Pharmaceuticals, a private biotech company, since January 2017, and Atari SA, a public video game company, since August 2014. Mr. Zyngier previously served on the board of directors of Appvion Holding Corp, a private paper and packaging company, from February 2019 to December 2021, GT Advanced Technologies Inc., a private advanced materials company, from March 2016 to November 2021, Torchlight Energy Resources Inc., a public exploration and production company, from June 2016 to June 2021, Eileen Fisher Inc., a private retail company, from November 2020 to May 2021, Formulus Blank Inc., a private software company, from February 2019 to July 2020, Applied Minerals Inc, a public advanced materials company, from December 2017 to July 2020, AudioEye, Inc, a public software company, from September 2015 to July 2020, First Contact Entertainment Inc, a private video game company, from April 2017 to July 2020, and LootCrate Inc., a private retail company, from December 2017 to October 2019. Mr. Zyngier earned his MBA in Finance and Accounting from the University of Chicago.

The directors to be appointed to the New Board by the Equity Committee under the Proposed Plan are subject to change. The current board of directors of the Company had no role in selecting the New Board.

The information required by this item relating to our executive officers is included under the caption “Information about our Executive Officers” in Part I of this Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our Class A common stock and other equity securities. Based solely on review of the copies of such forms filed electronically with the SEC, or written representations from such persons that no additional reports were required, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our employees, executive officers and directors. The Code of Conduct is available on the investor relations portion of our website at https://investor.lordstownmotors.com/. The Nominating and Corporate Governance Committee of our Board of Directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Corporate Governance

Audit Committee

The Board has an Audit Committee, consisting of Mr. Feldman (Chair), Ms. Reiss and Mr. Anderson until the Effective Date. The Board determined that each of these members of the Audit Committee satisfies the independence requirements of the rules of the NASDAQ Stock Market (“NASDAQ Rules”) and Rule 10A-3 under the Exchange Act. Each of these members of the Audit Committee can read and understand fundamental financial statements in accordance with NASDAQ Rules related to audit committee requirements and the Board has determined that Mr. Feldman qualifies as an audit committee financial expert within the meaning of SEC regulations.

Consideration of Director Candidates Recommended by Stockholders

It is the policy of the Nominating and Corporate Governance Committee to consider properly submitted recommendations for candidates to the Board from stockholders. If the Proposed Plan is confirmed and becomes effective, on and after the Effective Date, stockholder recommendations for candidates to the Board should be directed in writing to Nu Ride Corp., M3 Partners, 1700 Broadway, 19th Floor, New York, NY 10019, Attention: Secretary.

Item 11. Executive Compensation

The following provides information regarding the compensation arrangements for 2023 of the following executive officers (“Named Executive Officers” or “NEOs”) in accordance with Item 402 of Regulation S-K under the Securities Act of 1933, as amended.

Name	Age	Position
Daniel A. Ninivaggi	59	Executive Chairman
Edward T. Hightower	58	Chief Executive Officer and President (current PEO)
Adam B. Kroll	49	Executive Vice President and Chief Financial Officer
Melissa A. Leonard	54	Former Executive Vice President, General Counsel and Secretary

Ms. Leonard’s employment with the Company terminated on December 29, 2023, and the employment of Messrs. Ninivaggi, Hightower and Kroll is expected to terminate at the Effective Date. See “Narrative Disclosure to Summary Compensation Table - Agreements with the Named Executive Officers - Severance Agreements” below.

Under the Proposed Plan, if confirmed, at the Effective Date, the New Board is expected to appoint Mr. Gallagher as the Company’s Chief Executive Officer and President and the New Board or a committee thereof will set his compensation.

As previously indicated, all shares of the Company’s Class A common stock and prices per share are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective as of 12:01 a.m. Eastern Time on May 24, 2023.

Summary Compensation Table

The following table presents information concerning the total compensation of our NEOs for each of the last two fiscal years.

Name and Principal Position	Year	Salary		Bonus		Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensations(2)	All Other Compensation(3)	Total
Daniel A. Ninivaggi	2023	$444,758		-		-	-	-	$13,410	$458,168
Executive Chairman (since July 12, 2022)	2022	$590,481	(4)	$153,528	(5)	$773,145	$148,500	$474,304	$13,040	$2,152,998
Edward T. Hightower	2023	$674,573		-		-	-	-	$210	$674,783
Chief Executive Office and President (since July 12, 2022)	2022	$646,154	(7)	$50,000	(8)	$2,061,720	$396,000	$552,946	$840	$3,707,660
Adam B. Kroll	2023	$450,000		-		-	-	-	$3,672	$453,672
Chief Financial Officer and Corporate Secretary	2022	$450,000		$68,965	(9)	$866,916	$118,800	$293,400	$22,778	$1,820,859
Melissa A. Leonard	2023	$467,308		-		-	-	-	$561,610	$1,028,918
Former Executive Vice President,	2022	$432,692		-		$1,729,416	$392,800	$293,400	$14,770	$2,863,078
General Counsel and Secretary (until December 29, 2023) (10)

(1)

The amounts in this column represent the aggregate grant-date fair value of awards granted to each NEO, computed in accordance with FASB ASC Topic 718. Stock awards in 2022 included RSUs and PSUs valued based on the closing market price of the Class A common stock on the grant date and assumed, with respect to the PSUs, approximately 50% probability of achievement of all applicable performance conditions. See “- Equity-Based Incentives” discussion below for additional information regarding grants made in 2022. If the value of the 2022 PSUs had been calculated based on 100% probability of achievement of all applicable performance conditions, the respective stock award values as of the grant date would have been equal to (a) $931,500 for Mr. Ninivaggi, (b) $2,484,000 for Mr. Hightower, (c) $993,600 for Mr. Kroll, and (d) $1,856,100 for Ms. Leonard.

(2)

The amounts in this column represent annual cash bonuses earned pursuant to the terms of the Company’s performance-based annual incentive bonus structure. See “- Non-Equity Incentive Plan Compensation & Bonus” discussion below for additional information regarding 2023.

(3)	The amounts in this column include matching contributions by the Company under our 401(k) plan in respect of contributions made by such NEO in each year and expense reimbursements for cellular phone bills and, for 2023, $585,466 to be paid to Ms. Leonard in the form of accelerated stock vesting and cash under her Severance Agreement. See “Severance Agreements” below.

(4)	Reflects the change in Mr. Ninivaggi’s annual base salary rate, effective in August 2022, in connection with the change in his position from Chief Executive Officer to Executive Chairman of the Board.

(5)

Mr. Ninivaggi’s employment agreement entered into in August 2021 provided for a set bonus amount for 2021, with payments to be split between and paid by November 2021 and January 2022 payment dates, subject to continued employment as of the applicable date. The amounts shown reflect the payment amount in the year received by Mr. Ninivaggi.

(6)	The amount of salary for Mr. Ninivaggi accounts for a voluntary reduction in annual base salary from $750,000 to $675,000, effective November 29, 2021.

(7)	Reflects the change in Mr. Hightower’s annual base salary rate, effective in July 2022, in connection with his appointment to the position of Chief Executive Officer of the Company.

(8)

Represents a signing bonus of $50,000 paid in 2022 pursuant to the employment agreement Mr. Hightower entered into in 2021, that was subject to recoupment by the Company if, before November 2022, he terminated his employment with the Company other than for good reason or his employment was terminated by the Company for cause.

(9)	Represents a bonus paid under Mr. Kroll’s employment agreement entered into in 2021 that was subject to Mr. Kroll’s continued employment through the payment date of by January 2022.

(10) Ms. Leonard’s employment with the Company terminated on December 29, 2023. See “Severance Agreements” below with respect to the compensation payable to Ms. Leonard in connection with such termination.

Narrative Disclosure to Summary Compensation Table

The following discussion provides additional information regarding the compensation arrangements of our named executive officers for 2023 that were established prior to commencement of the Chapter 11 Cases, as well as the severance settlement agreements (the “Severance Agreements”) entered into with the named executive officers in light of the Chapter 11 Cases and the anticipated termination of their employment as a result thereof.

Agreements with the Named Executive Officers

Severance Agreements

The Company and each of the NEOs previously entered into employment agreements as described below (the “Employment Agreements”) that provided for certain payments upon their termination by the Company without “Cause” or their own termination with “Good Reason,” including separation pay consisting of payments equal to a certain number of months of base salary, a pro rata bonus based on the month in which employment is terminated, a payment in lieu of health insurance benefits, and accelerated vesting of equity awards granted to the NEOs.

Given the circumstances of the Chapter 11 Cases and the significant likelihood that the employment of the NEOs would be terminated once the cases are completed (if not sooner) and that such employees may, in fact, assert that they already have “Good Reason” to terminate their own employment, the Board authorized and the Company sought the approval of the Bankruptcy Court to enter into a settlement with respect to the NEOs severance under the Employment Agreements (the “Severance Agreements”) to incentivize their continued contributions to confirming, consummating, and supporting the implementation of a Chapter 11 plan (including through post-Effective Date consulting). The Company does not concede that “Good Reason” existed or exists for the employees to terminate their own employment. The Compensation Committee of the Board of Directors approved the Severance Agreements, which were subsequently approved by the Bankruptcy Court on November 29, 2023.

Ms. Leonard entered into her Severance Agreement on December 27, 2023, in connection with the termination of her employment on December 29, 2023. The other NEOs are expected to enter into similar Severance Agreements on or before the Effective Date.

The Severance Agreements provide that each NEO receives an allowed general unsecured claim for severance on the Effective Date in the following amounts: Mr. Ninivaggi: $550,000; Mr. Hightower: $975,267; Mr. Kroll: $685,000; Ms. Leonard: $550,000 (each, a “Proposed Allowed Employee Claim”), in exchange for their agreement to (a) release certain claims against the Debtors, (b) comply with restrictive covenants, including confidentiality and assignment of inventions covenants, under the Employment Agreements and other agreements with the Company containing these terms and (c) consult with the post-Effective Date Company for a specified number of hours over a six-month period for no additional consideration in the case of Ms. Leonard and Messrs. Ninivaggi and Hightower and for a specified rate with respect to continuing SEC reporting obligations and certain other responsibilities for Mr. Kroll. In each case, the NEOs will provide support with respect to the claims reconciliation process, satisfaction of applicable SEC and other regulatory requirements, filing of tax returns, and assistance with respect to prosecution of causes of action retained by the Company pursuant to a Chapter 11 plan.

Distributions with respect to the Proposed Allowed Employee Claims would be made as follows: (a) distribution on account of two thirds of the Proposed Allowed Employee Claim would be made within 30 days of the Effective Date and (b) the remainder would be made within 120 days of the Effective Date. The NEOs are not entitled to a greater percentage recovery than other allowed general unsecured claims and are entitled to any subsequent “holdback” distributions made by the Post-Effective Date Debtors or the Claims Ombudsman.

The Proposed Allowed Employee Claim amounts are equal to or less than the severance otherwise payable for a termination without Cause or for Good Reason under the Employment Agreements.

Any unvested RSUs and options held by the NEOs as of the Effective Date will vest in full. PSUs held as of the Effective Date by Ms. Leonard and Mr. Kroll will vest in full, while those held by Messrs. Ninivaggi and Hightower will terminate. Vested options will remain exercisable for three months following the NEO’s termination dates.

Common Employment Agreement Terms

We entered into employment agreements with each of the NEOs, which were, in the case of Ms. Leonard, and will be, if entered into by the other NEOs, modified by the Severance Agreements. Each employment agreement contained the terms described below that were common for each NEO. Under subsequent headings for each NEO are the details of the employment agreement entered into by such NEO.

If an NEO’s employment was terminated by the Company in the event of a “termination upon change of control” or without “cause” or by such NEO for “good reason” (as each term is defined in the applicable employment agreement), such NEO would have been entitled to receive, subject to his or her execution and non-revocation of a general release of claims, an amount equal to a certain number of months’ base salary and accelerated vesting of all outstanding and unvested equity awards (other than PSUs in the case of Messrs. Ninivaggi and Hightower), as detailed below. In addition, if such NEO’s employment was terminated for any reason other than: (i) “cause” or (ii) such NEO’s resignation without “good reason,” such NEO was entitled to receive any actual bonus earned but unpaid as of the date of termination and a prorated target bonus for the year of termination. The employment agreements with the NEOs also contained certain restrictive covenants, including: (i) perpetual confidentiality and non-disparagement covenants; (ii) an assignment of inventions covenant, and (iii) non-competition and customer and employee non-solicitation covenants for the two-year period following any termination of employment.

Agreement with Daniel A. Ninivaggi

Mr. Ninivaggi entered into an employment agreement with the Company to serve as its Chief Executive Officer as of August 26, 2021, which was amended on each of November 9, 2021, and August 3, 2022. Mr. Ninivaggi’s annual base salary was adjusted in August 2022 in connection with Mr. Hightower’s appointment as Chief Executive Officer and the change in Mr. Ninivaggi’s responsibilities to serve solely as the Company’s Executive Chairman of the Board to consist of: (i) a non-contingent cash component of $450,000; and (ii) a contingent cash component of $225,000 payable if the Company’s publicly-traded equity market capitalization exceeds targets of $750 million, $ 1 billion and $1.25 billion in 2022, 2023 and thereafter, respectively. Mr. Ninivaggi’s bonus target was 105% of his actual base salary earned for the year ended December 31, 2022, and was set at 80% of his actual base salary earned for each fiscal year thereafter. He received a bonus for 2021 in an amount prorated for the period from August 26, 2021 through December 31, 2021, which was paid in installments in November 2021 and January 2022 as provided by his agreement. Mr. Ninivaggi’s initial employment agreement also provided for initial grants in 2021 of 46,666 stock options with an exercise price of $82.65 per share and 46,666 RSUs (all such amounts give effect to the Reverse Stock Split) under the 2020 Plan and, as amended, contemplated annual grants in the Compensation Committee’s discretion. In the event of Mr. Ninivaggi’s death or disability, his unvested equity awards were to vest pro rata based on the number of full and partial months served through such event. Mr. Ninivaggi’s severance amounts payable upon termination upon change of control, termination without “cause” or upon resignation for “good reason” following a change of control were set at eight months’ base salary calculated based on the amount of non-contingent base salary in effect at the time, unless the applicable market capitalization threshold had been achieved at the time of termination, in which case the full annual base salary in effect at the time would be used, plus $25,000, paid incrementally over a 12-month period (in addition to the benefits described above). Upon termination for any reason other than: (i) “cause” or (ii) Mr. Ninivaggi’s resignation without “good reason,” he was entitled to receive any actual bonus earned but unpaid as of the date of termination and a prorated target bonus for the year of termination.

Agreement with Edward T. Hightower

Mr. Hightower entered into an employment agreement on November 9, 2021, with the Company in connection with his service as its President, and such employment agreement was amended and restated on July 12, 2022, in connection with his appointment as Chief Executive Officer and President of the Company. Mr. Hightower’s current annual base salary is $675,000. He had an annual bonus at a target equal to 105% of his base salary for the fiscal year ended December 31, 2022, and, for each fiscal year thereafter, he had an annual bonus equal to 110% of his annual base salary. His initial employment agreement also provided for a signing bonus of $50,000 paid in January 2022, that was subject to recoupment by the Company if, within the first year of his employment, he terminated his employment with the Company other than for good reason or his employment was terminated by the Company for cause. Mr. Hightower’s employment agreement also provided for the initial grants of 33,333 stock options with an exercise price of $85.35 and 33,333 RSUs (all such amounts give effect to the Reverse Stock Split) under the 2020 Plan, as amended, and contemplated annual equivalent grants. In the event of Mr. Hightower’s death or disability, his unvested equity awards were to vest pro rata based on the number of full and partial months served through such event. Mr. Hightower’s severance amounts payable upon termination upon change of control, termination without “cause” or upon resignation for “good reason” was set at eight months’ base salary plus $25,000, paid incrementally over a 12-month period. Upon termination for any reason other than: (i) “cause” or (ii) Mr. Hightower’s resignation without “good reason,” he was entitled to receive any actual bonus earned but unpaid as of the date of termination and a prorated target bonus for the year of termination.

Agreement with Adam B. Kroll

Mr. Kroll entered into an employment agreement with the Company to serve as its Chief Financial Officer as of October 25, 2021. Mr. Kroll’s current annual base salary is $450,000 with an annual bonus target of 80% of his base salary. He received a bonus for 2021 prorated from October 25, 2021 through December 31, 2021, paid in January 2022 as provided by his agreement. Mr. Kroll’s employment agreement also provided for the initial grants of 13,333 stock options with an exercise price of $76.80 and 16,666 RSUs (all such amounts give effect to the Reverse Stock Split) under the 2020 Plan, as amended, and contemplated annual equivalent grants. In the event of Mr. Kroll’s death or disability, his unvested equity awards were to vest pro rata based on the number of full and partial months served through such event. Mr. Kroll’s severance amounts payable upon termination upon change of control, termination without “cause” or upon resignation for “good reason” was set at eight months’ base salary plus $25,000, paid incrementally over a 12-month period. Upon termination for any reason other than: (i) “cause” or (ii) Mr. Kroll’s resignation without “good reason,” he was entitled to receive any actual bonus earned but unpaid as of the date of termination and a prorated target bonus for the year of termination.

Agreement with Melissa A. Leonard

Ms. Leonard entered into an employment agreement with the Company to serve as its Executive Vice President, General Counsel and Secretary on January 1, 2022. Ms. Leonard’s current annual base salary was $450,000 with an annual bonus target of 80% of her base salary. Ms. Leonard’s employment agreement also provided for the initial grants of 13,333 stock options with an exercise price equal to $51.75 per share and 16,666 RSUs (all such amounts give effect to the Reverse Stock Split) under the 2020 Plan, as amended, and contemplated annual equivalent grants. In the event of Ms. Leonard’s death or disability, her unvested equity awards were to vest pro rata based on the number of full and partial months served through such event. Ms. Leonard’s severance amounts payable upon termination upon change of control, termination without “cause” or upon resignation for “good reason” was set at eight months’ base salary plus $25,000, paid incrementally over a 12-month period. Upon termination for any reason other than: (i) “cause” or, (ii) Ms. Leonard’s resignation without “good reason,” she was entitled to receive any actual bonus earned but unpaid as of the date of termination and a prorated target bonus for the year of termination.

Non-Equity Incentive Plan Compensation

For 2023, the Compensation Committee established a performance-based annual incentive bonus structure under which each NEO had a target annual incentive amount based on a percentage of his or her salary and a payout amount of 0%-150% of target that could be earned based on fiscal year performance against pre-established metrics. No bonus amounts were paid for 2023.

Equity-Based Incentives

No equity awards were granted to the NEOs in 2023 in light of the Chapter 11 Cases. In addition, the vesting and settlement of any previously granted awards scheduled to vest during the pendency of the Chapter 11 Cases was suspended. Under the Proposed Plan, such awards would vest on the Effective Date if the vesting conditions are satisfied. The vesting of certain awards with vesting dates after the Effective Date will also be accelerated at the Effective Date as a result of the termination of employment of the NEOs.

In 2022, the long-term component of NEO compensation consisted of stock options, time-based RSU and performance-based PSU awards. The awards provided for vesting over three years, in each case, subject to continued service, as further described below, and as otherwise provided in the employment agreements discussed above.

The stock options granted to the NEOs in 2022 (other than Ms. Leonard’s grant upon initial hire) provided for vesting as to one-third of the award on each of August 15, 2023, August 15, 2024, and August 15, 2025 and expire after seven years or three months after termination of employment. The exercise price of these stock options was set at a premium of 25% to the market price on the date of grant, resulting in an exercise price of $51.75. On her date of hire, Ms. Leonard received an option to purchase 13,333 shares of Class A common stock with an exercise price equal to $51.75 per share (all such amounts give effect to the Reverse Stock Split), which vested as to one-third on each of the grant date and the first and second anniversary of the grant date. Unvested stock options held by NEOs whose employment is terminated as of the Effective Date (or prior to in the case of Ms. Leonard) will vest in full and all options held by the NEOs at the Effective Date will remain exercisable for three months after the Effective Date.

The RSUs granted to the NEOs in 2022 (other than Ms. Leonard’s grant upon initial hire) were scheduled to vest as to one-third of the award on each of August 15, 2023, August 15, 2024, and August 15, 2025. On her date of hire, Ms. Leonard received 16,666 RSUs (all such amounts give effect to the Reverse Stock Split), which vested as to one-third on each of the grant date and the first and second anniversary of the grant date. Unvested RSUs held by NEOs whose employment is terminated as of the Effective Date (or prior to in the case of Ms. Leonard) will vest in full as of the Effective Date.

The PSUs granted to the NEOs in 2022 were to vest if and when the following events occurred: (a) as to 50% of each PSU award, the Company achieved a customer ship date of a vehicle using Foxconn’s Mobility-in-Harmony (MIH) or other Foxconn-affiliated vehicle platform by June 30, 2025; and (b) as to the remaining 50% of each PSU award, certain revenue targets were achieved for each of the 12-month periods occurring in the three years ending June 30, 2025. Unvested PSUs held by Mr. Kroll, if his employment is terminated as of the Effective Date, and Ms. Leonard will vest in full as of the Effective Date. PSUs held by Messrs. Ninivaggi and Hightower will terminate as of the Effective Date.

Benefits and Perquisites

The NEOs have been provided benefits on the same basis as all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; short- and long-term disability insurance; a health savings account; and a tax-qualified Section 40l(k) plan for which only a safe harbor matching contribution is provided.

Retirement Benefits

The Company provided a tax-qualified 401(k) plan for all employees, including the NEOs. The 401(k) plan provides for safe harbor matching contributions for participants’ elective contributions to the plan and for discretionary profit-sharing contributions to participants who satisfy the eligibility requirements under the plan. The 401(k) plan has been terminated.

Outstanding Equity Awards at 2023 Year End

The following table presents information regarding outstanding equity awards held by the NEOs as of December 31, 2023.

Vesting and settlement of awards that was to occur during the pendency of the Chapter 11 Cases was stayed during that period and under the Proposed Plan will occur at the Effective Date; however, for purposes of the table, such awards are shown as vested, exercisable and settled, as applicable, as of

December 31, 2023, if the applicable vesting date occurred on or before such date. In addition, the effect on such awards of the termination of employment of Messrs. Ninivaggi, Hightower and Kroll after the end of the fiscal year is noted in the footnotes below.

			Option Awards				Stock	Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested(1)
	8/26/21(2)	31,112	15,554	$82.65	8/25/2031
	8/26/21(3)							15,556	$18,667
Daniel A.	8/15/22(4)	2,501	4,998	$51.75	8/15/2029
Ninivaggi	8/15/22(5)							10,000	$12,000
	8/15/22(6)							7,500	$9,000
	11/9/21(2)	24,562	12,284	$85.35	11/9/2031
	11/9/21(7)							11,111	$13,333
Edward T.	8/15/22(4)	6,667	13,332	$51.75	8/15/2029
Hightower	8/15/22(5)							26,666	$31,999
	8/15/22(6)							20,000	$24,000
	10/13/21(2)	11,493	5,746	$76.80	10/13/2031
Adam B.	10/13/21(8)							5,556	$6,667
Kroll	8/15/22(4)	2,000	4,000	$51.75	8/15/2029
	8/15/22(5)							12,000	$14,400
	8/15/22(6)							6,000	$7,200
Melissa A	1/1/22(9)	8,889	4,444	$51.75	3/29/2024
Leonard	8/15/22(9)	2,000	3,999	$51.75	3/29/2024

(1)	Calculated by multiplying the number of unvested shares of stock by the closing market price of our Class A common stock on December 29, 2023, the last business day of fiscal year 2023 ($1.20).

(2)

Vests in three equal annual installments on each anniversary of the grant date, subject to continued employment through such vesting date. Upon termination of employment at the Effective Date, this award will fully vest and remain exercisable for 3 months thereafter.

(3)

Represents the un-vested portion of an award of 46,666 RSUs which vests in three equal annual installments on each anniversary of the grant date, subject to continued employment through such vesting date. Upon termination of employment at the Effective Date, this award will fully vest.

(4)

Vests in three equal annual installments on each anniversary of the grant date, subject to continued employment through such vesting date. The exercise price was set at 25% above the then-current market price. Upon termination of employment at the Effective Date, this award will fully vest and remain exercisable for 3 months thereafter.

(5)

Represents an award of RSUs that vests in three equal annual installments on each on each anniversary of the grant date, subject to continued employment through such vesting date. Upon termination of employment at the Effective Date, this award will fully vest.

(6)

Represents an award of PSUs that vest if a determination is made that the applicable performance conditions are met as of June 30, 2025. Share amounts are shown at 100% payout as there is no applicable threshold payout level. See “Equity-Based Incentives.” Upon termination of employment at the Effective Date, Mr. Kroll’s award will vest as to 100% of the shares and Messrs. Ninivaggi and Hightower’s award will terminate. Ms. Leonard’s PSU award is reflected as 100% vested due to her termination of employment on December 29, 2023.

(7)

Represents the un-vested portion of an award of 33,333 RSUs which vests in three equal annual installments on each anniversary of the grant date, subject to continued employment through such vesting date. Upon termination of employment at the Effective Date, this award will fully vest.

(8)

Represents the un-vested portion of an award of 16,667 RSUs which vests in three equal annual installments on each anniversary of the grant date, subject to continued employment through such vesting date. Upon termination of employment at the Effective Date, this award will fully vest.

(9)

Ms. Leonard’s employment terminated on December 29, 2023, and at the Effective Date all awards that were outstanding at the time of termination will vest in full and options will remain exercisable for 3 months thereafter.

Director Compensation

The following table provides information concerning the compensation paid by us to each of our non-employee directors who served during any part of the year ended December 31, 2023. Neither Mr. Ninivaggi nor Mr. Hightower, who are NEOs, received additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total
David T. Hamamoto(2)	$ 115,014	-	-	-	$ 115,014
Keith Feldman(2)	$ 89,375	-	-	-	$ 89,375
Jane Reiss(2)	$ 78,021	-	-	-	$ 78,021
Dale Spencer(2)	$ 86,771	-	-	-	$ 86,771
Angela Strand(2)	$ 84,529	-	-	-	$ 84,529
Joseph B. Anderson Jr	$ 83,764	-	-	-	$ 83,764
Laura J. Soave	$ 77,514	-	-	-	$ 77,514

(1) No grants were made in 2023 in light of the Chapter 11 Cases.

(2) Each of Messrs. Hamamoto, Feldman and Spencer and Messes. Reiss and Strand also hold 136 RSUs that vested on February 5, 2024 (with settlement subject to deferral elections in some cases), which is the remaining one-third of their initial non-employee director grants made on February 5, 2021. Each of Messrs. Hamamoto and Feldman has deferred the receipt of an aggregate of 820 shares, respectively, that were otherwise issuable upon vesting of the RSUs granted in 2021. In addition, each of Messrs. Hamamoto and Spencer and Ms. Reiss has deferred the receipt of 3,189 shares, respectively, that were otherwise issuable upon vesting of the RSUs granted in 2022. All deferred shares will be settled at the Effective Date in connection with the director’s departure from the Board. Ms. Reiss and Mr. Spencer each also held vested options to purchase 11,440 shares of Class A common stock as of December 31, 2023, and each of Messrs. Hamamoto, Feldman, and Anderson and Messes. Strand and Soave held vested options to purchase 2,127 shares of Class A common stock as of December 31, 2023, which will remain exercisable for three months after the Effective Date.

(3) Mr. Anderson and Ms. Soave were elected to the Board in May 2022.

Non-Employee Director Compensation Arrangements

In 2023, non-employee directors received cash compensation, consisting of:

●	Annual Cash Retainer: $50,000
●	Lead Independent Director Annual Compensation: $25,000
●	Committee Chairperson Annual Cash Retainer:
o	Audit Committee: $15,000
o	Compensation Committee: $12,000
o	Nominating & Corporate Governance Committee: $10,000
●	Committee Member Annual Cash Retainer:
o	Audit Committee: $10,000
o	Compensation Committee: $6,500
o	Nominating & Corporate Governance Committee: $5,000

In prior years, non-employee directors also receive equity awards under the 2020 Plan; however no awards were made in 2023 in light of the Chapter 11 Cases. Beginning with the 2022 Annual Meeting, annual grants were to be made at each annual meeting such that the awards align with the period of service as a director. In connection with this transition, a pro rata grant of 1,062 RSUs, which had a value of $47,014, was made on February 5, 2022, for service during the period beginning February 5, 2022 and ending May 19, 2022. The RSUs vested on the date of the 2022 Annual Meeting. On May 19, 2022, each non-employee director received an annual grant with an aggregate grant date value of approximately $162,000 consisting of an option to purchase 2,127 shares of Class A common stock with an exercise price of $35.25 and 2,127 RSUs, each of which vested on May 19, 2023. Unvested RSU awards will terminate at the Effective Date in connection with the director’s departure from the Board and vested options remain exercisable for three months thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known by us regarding the beneficial ownership of our Class A common stock and Preferred Stock as of February 1, 2024, by:

●	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of Class A common stock;

●	each of our current NEOs and directors; and

●	all of our current executive officers and directors as a group.

Under the Proposed Plan, as of the Effective Date, the current directors will no longer serve on the board of directors and the current executive officers will no longer hold such positions and the individuals under the heading “Directors Appointees” are expected to serve as the New Board.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on 15,953,212 shares of Class A common stock issued and outstanding as of February 1, 2024. As previously indicated, all shares of Class A common stock are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective as of 12:01 a.m. Eastern Time on May 24, 2023.

Unless otherwise noted, the address for each beneficial owner listed below is c/o Lordstown Motors Corp., c/o Lordstown Motors, 2300 Hallock Young Road, Lordstown, Ohio 44481.

	Shares Beneficially Owned
					Total Voting Power
	Class A		Preferred		With Respect to
Name and Address of	Common Stock		Stock(1)		Class A Common Stock(1)
Beneficial Owner	Number	%	Number	%	Number	%
Current Directors and Named Executive Officers(2)
Keith Feldman(3)	21,778	*	-	-	21,778	*
David T. Hamamoto(4)	288,078	1.79%	-	-	288,078	1.79%
Jane Reiss(5)	15,450	*	-	-	15,450	*
Dale Spencer(5)	15,450	*	-	-	15,450	*
Angela Strand(6)	9,471	*	-	-	9,471	*
Joseph B. Anderson, Jr.(7)	4,388	*	-	-	4,388	*
Laura J. Soave(7)	4,254	*	-	-	4,254	*
Daniel A. Ninivaggi(8)	110,383	*	-	-	110,383	*
Edward T. Hightower(9)	122,487	*	-	-	122,487	*
Adam B. Kroll(10)	57,537	*	-	-	57,537	*
Melissa A. Leonard(11)	58,517	-			58,517	*
All Current Directors and Executive Officers, as a group (10 individuals)(13)	643,276	3.92%	-	-	643,276	3.92%
Five Percent Holders
Hon Hai Precision Industry Co., Ltd.(14)	1,344,362	8.40%	300,000	100.00%	2,479,821	14.50%

* Represents beneficial ownership of less than 1%.

(1) Each share of Preferred Stock is convertible into to one share Class A common stock, subject to the Ownership Limitations. See note (15) below.

(2) Includes the anticipated receipt after the Effective Date of awards with vesting and settlement dates stayed during the pendency of the Chapter 11 Cases, and the acceleration of certain awards held by executive officers as of the Effective Date in accordance with the severance agreements that have been or are expected to be entered into with such executive officers, each as applicable.

(3) Includes 2,127 shares of Class A common stock underlying options that are or will be exercisable within 60 days, 4,009 shares of Class A common stock underlying restricted stock units that vest within 60 days and 6,107 shares of Class A common stock underlying private placement warrants.

(4) Includes 2,127 shares of Class A common stock underlying options that are or will be exercisable within 60 days, 820 shares of Class A common stock underlying restricted stock units that vest within 60 days and 81,173 shares of Class A common stock underlying Private Placement Warrants held by David T. Hamamoto directly, and 53,394 shares of Class A common stock and 40,586 shares of Class A common stock underlying Private Placement Warrants held by DiamondHead Partners LLC (“DiamondHead Partners”). Mr. Hamamoto is the sole managing member of DiamondHead Partners.

(5) Includes 11,441 shares of Class A common stock underlying options that are or will be exercisable within 60 days and 3,325 shares of Class A common stock underlying restricted stock units that vest within 60 days.

(6) Includes 2,127 shares of Class A common stock underlying options that are or will be exercisable within 60 days and 136 shares of Class A common stock underlying restricted stock units that vest within 60 days.

(7) Includes 2,127 shares of Class A common stock underlying options that are or will be exercisable within 60 days.

(8) Includes 54,166 shares of Class A common stock underlying options that are or will be exercisable within 60 days and 46,111 shares of Class A common stock underlying restricted stock units that vest within 60 days.

(9) Includes 53,332 shares of Class A common stock underlying options that are or will be exercisable within 60 days and 62,222 shares of Class A common stock underlying restricted stock units that vest within 60 days.

(10) Includes 19,332 shares of Class A common stock underlying options that are or will be exercisable within 60 days, 29,111 shares of Class A common stock underlying restricted stock units that vest within 60 days and 6,000 shares of Class A common stock underlying performance stock units that vest within 60 days.

(11) Includes 19,333 shares of Class A common stock underlying options that are or will be exercisable within 60 days, 23,555 shares of Class A common stock underlying restricted stock units that vest within 60 days and 6,000 shares of Class A common stock underlying performance stock units that vest within 60 days.

(13) Includes 160,347 shares of Class A common stock underlying options that are or will be exercisable within 60 days, 149,049 shares of Class A common stock underlying restricted stock units that vest within 60 days and 127,866 shares of Class A common stock underlying Private Placement Warrants.

(14) Information is from a Schedule 13D filed on May 2, 2023. The aggregate amount of shares reported in the Schedule 13D included: (i) 861,151 shares of Class A common stock held by Foxconn Ventures Pte. Ltd. (“Foxconn Ventures”); (ii) 483,210 shares of Class A common stock held by Foxconn (Far East) Limited (“Foxconn Far East”); (iii) 113,333 shares of Class A common stock underlying warrants held by Foxconn EV Technology, Inc. (“Foxconn EV”) that are subject to the Ownership Limitations; and (iv) 300,000 shares of Preferred Stock held by Foxconn

Ventures. Foxconn Far East owns 54.5% of the outstanding equity interests of Foxconn Ventures and controls its board of directors. Each of Foxconn Far East, Foxconn EV, Foxteq Holdings Inc. (“Foxteq Holdings”), Foxteq Integration Inc. (“Foxteq Integration”) and PCE Paragon Solutions Kft. (“PCE”) is a wholly owned subsidiary of Hon Hai Precision Industry Co., Ltd. (“Hon Hai”). In this capacity, Hon Hai exercises shared voting and investment power over the shares held directly or indirectly by Foxconn Ventures, Foxconn Far East, Foxteq Holdings, Foxteq Integration, PCE and Foxconn EV. The principal address of Hon Hai is No. 66, Zhongshan Road, Tucheng Industrial Zone, Tucheng District, New Taipei City, 23680, Taiwan. The amounts shown in the table assume that the Preferred Stock is convertible into 1,135,459 shares of Class A common stock that would be issuable upon conversion (including accrued and unpaid dividends) if such shares were convertible (and such dividends were paid in kind) as of February 1, 2024. The number of shares of Class A common stock into which the Preferred Stock is convertible at the time of such conversion is subject to the Ownership Limitations. See “Certain Relationships and Related Party Transactions - Agreements with Foxconn - Investment Agreement and Preferred Stock Ownership.”

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023, regarding the Company’s equity compensation plan. The only plan pursuant to which the Company may currently make additional equity grants is the 2020 Plan.

Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price of	for future issuance
	exercise of outstanding	outstanding options,	under equity compensation
	options, warrants	warrants and	plans (excluding securities
Plan category	and rights(1) (a)	rights(2) (b)	reflected in column (a)) (c)
Equity compensation plans approved by stockholders	453	$93.04	1,412
Equity compensation plans not approved by stockholders	-	-	-
Total	453		1,412

(1)	Includes (a) 39,500 shares under outstanding PSUs and 153,257 shares under outstanding RSUs (including 10,935 shares under vested RSUs the receipt of which has been deferred by Board members that will be issued at the Effective Date), which shares are issued for no additional consideration, and (b) 260,418 shares under outstanding options. Reflects the maximum number of shares that may be issued under each outstanding award. The amounts above include awards for 84,777 shares earned under awards that would have vested during the pendency of the Chapter 11 Cases, but such vesting was suspended until the Effective Date and, if the Proposed Plan becomes effective, such awards will vest as of such date. Also at the Effective Date, certain outstanding RSUs and PSUs included above are expected to accelerate so that they are fully vested and will be settled for an aggregate of 109,124 shares in connection with the termination of the employment of our NEOs and all other remaining RSUs and PSUs will terminate.

(2)	The weighted-average exercise price set forth in this column is calculated excluding RSUs and PSUs for which recipients are not required to pay an exercise price to receive the shares subject to the awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Nominating and Corporate Governance Committee is responsible for evaluating the independence of directors and director nominees against the independence requirements under the NASDAQ Rules and regulations promulgated by the SEC and makes recommendations to the Board as to the independence of directors and nominees. The Board has determined that each of the current non-employee directors qualify as independent directors under the NASDAQ Rules and SEC regulations, as applicable, for purposes of serving as a director and a member of the committee on which such director serves or will serve as of the Effective Date.

During the 2023 fiscal year through the Effective Date, our Compensation Committee consisted of Mr. Spencer (Chair), Mr. Feldman and Ms. Strand; our Nominating and Corporate Governance Committee consisted of Mr. Hamamoto (Chair), Mr. Spencer and Ms. Soave; and our Audit Committee consisted of Mr. Feldman (Chair), Ms. Reiss and Mr. Anderson.

Following the Effective Date, the board of directors will determine the membership of each of the committees it constitutes.

Certain Relationships and Related Party Transactions

The Company’s Board has adopted a written Related Party Transaction Policy that sets forth policies and procedures for the review and approval or ratification of any transaction, arrangement or relationship in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which exceeds $120,000 and in which any director, executive officer or beneficial owner of 5% or more of the Class A common stock had, has or will have a direct or indirect material interest (a “Related Party Transaction”). Pursuant to this policy, the Audit Committee reviews and approves any proposed Related Party Transaction, considering among other factors it deems appropriate, whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Audit Committee may then approve or disapprove the transaction in its discretion. Any related person transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC.

Indemnification Agreements

We entered into separate indemnification agreements with certain of our directors and officers and employment agreements with certain of our officers that include indemnification provisions, in addition to the indemnification provided for in our Certificate of Incorporation and Bylaws. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or as a director or officer of any other company or enterprise to which the person provides services at our request. See Note 9 – Commitments and Contingencies.

Amended and Restated Registration Rights and Lock-up Agreement

Effective as October 23, 2020, we entered into the Registration Rights and Lock-up Agreement with DiamondPeak Sponsor LLC (the “Sponsor”), Mr. Burns, a previous named executive officer and holder of more than 5% of our Class A common stock, pursuant to which we had certain obligations that have expired to file a registration statement registering the resale of the Class A common stock (including shares issuable upon exercise of the Private Warrants) held by the parties (the “Registrable Securities”). Pursuant to the Registration Rights and Lock-up Agreement, we filed a registration statement with the SEC that became effective December 4, 2020 (the “Resale Registration Statement”). We are obligated to facilitate or participate in no more than two underwritten offerings for any holder of Registrable Securities (and no more than four underwritten offerings for all such holders in the aggregate), provided the reasonably expected aggregate gross proceeds from each such underwritten offering must be at least $75.0 million. In addition, the Registration Rights and Lock-up Agreement also provides the holders of Registrable Securities with “piggy-back” registration rights, subject to certain requirements and customary conditions. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of May 24, 2023, Mr. Burns no longer beneficially owned Class A common stock.

Foxconn Transactions

Pursuant to the Investment Agreement, Foxconn’s beneficial ownership of Class A common stock exceeded 5% as of November 2022 causing Foxconn to become a related party. The Company has entered into the Foxconn Transactions with Foxconn described under Part I – Item 1 - Business - Foxconn Transactions and Note 9 - Commitments and Contingencies for additional information regarding the terms and status of the Foxconn Transactions.

In addition, under the Lease Agreement, we leased office space at the Lordstown, Ohio facility from Foxconn during 2022 and 2023.

From January 1, 2022, we paid Foxconn an aggregate of $204,029 under the CMA and Lease Agreement for obligations under those agreements in 2022. From January 1, 2023, we paid Foxconn an aggregate of $820,152, and Foxconn has filed a proof of claim in the Chapter 11 Cases for obligations under the CMA and Lease Agreement in 2023. The Lease Agreement was cancelled as of December 31, 2023.

The Company has repurchased and destroyed all but two of the vehicles that we sold (other than the vehicles sold to LAS Capital or its affiliates, for which it assumed warranty, product liability and recall liabilities). Foxconn agreed to pay for one-half of the aggregate cost incurred to repurchase and destroy those vehicles, which one-half is $510,000. Payment was received during the first quarter of 2024.

Item 14. Principal Accountant’s Fees and Services

Our independent registered public accounting firm is KPMG LLP, Cleveland, Ohio, USA, Auditor Firm ID: 185.

Principal Accounting Fees and Services

The Audit Committee selected KPMG as Lordstown’s independent registered public accounting firm to audit the consolidated financial statements of Lordstown for the fiscal years ending December 31, 2022 and 2023.

The following is a summary of the fees expected to be billed to us by KPMG for professional services rendered for the year ended December 31, 2023 and billed to us for the year ended December 31, 2022.

Fee Category	2023	2022
Audit Fees	$ 1,095,051	$ 1,891,238
Audit-Related Fees	—	$ 726,791
Total Fees	$ 1,095,051	$ 2,618,029

Audit Fees.   The aggregate audit fees (inclusive of out-of-pocket expenses) billed by KPMG were for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Annual Report on Form 10-K filed with the SEC, and for services that are normally provided by the independent registered certified public accountants in connection with such filings, including amendments, or engagements for the fiscal year ended December 31, 2023 and 2022.

Audit-Related Fees.   The aggregate audit-related fees billed by KPMG in 2022 related to reimbursement of out-of-pocket expenses related to certain legal matters and were pre-approved by the Audit Committee.

All of the fees set forth in the table above were approved by the Audit Committee.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee has established a policy to review and approve the engagement of our independent registered public accounting firm to perform audit services and any permissible non-audit services.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

Balance Sheets as of December 31, 2023 and 2022

Statements of Operations for the years ended December 31, 2023, 2022 and 2021

Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021

Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

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

3.6

Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)

4.1*	Description of Class A Common Stock
10.1

Amended & Restated Registration Rights and Lockup Agreement dated as of August 1, 2020 and effective as of October 23, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)

10.2#	Form of Indemnity Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on January 18, 2019)
10.3#	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2020)
10.4#*	Form of Indemnification Agreement
10.5#*	Indemnification Agreement, dated August 26, 2021, between Lordstown Motors Corp. and Daniel Ninivaggi
10.6#	2020 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2022)
10.7#

Form of Notice of Stock Option Award Granted Under the Lordstown Motors Corp. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.8#

Form of Notice of Restricted Stock Unit Award Granted Under the Lordstown Motors Corp. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.9#

Form of Lordstown Motors Corp. 2020 Equity Incentive Plan Outside Director Restricted Stock Unit Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020)

10.10#

Form of Lordstown Motors Corp. 2020 Equity Incentive Plan Performance Stock Unit Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.11#

Amended and Restated Employment Agreement, dated August 3, 2022, between Lordstown Motors Corp. and Daniel Ninivaggi, (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2022)

10.12#

Employment Agreement, dated October 13, 2021, between Lordstown Motors Corp. and Adam Kroll (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2021)

10.13#

Amended and Restated Employment Agreement, dated July 12, 2022, between Lordstown Motors Corp. and Edward T. Hightower (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2022)

10.14#

Employment Agreement, dated January 1, 2022, between Lordstown Motors Corp. and Melissa Leonard (incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2022)

10.15#*	Severance Agreement, dated December 29, 2023, between Lordstown Motors Corp. and Melissa Leonard
10.16

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

Exhibit No.	Description
10.20

Manufacturing Supply Agreement, dated May 11, 2022, between Lordstown EV Corporation and Foxconn EV System LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022)

10.21

Open Market Sales Agreement, dated November 7, 2022, between Lordstown Motors Corp. and Jefferies LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2022)

10.22

Investment Agreement, dated November 7, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)

10.23

Registration Rights Agreement, dated November 22, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)

10.24

Settlement Agreement, dated August 14, 2023, among Lordstown Motors Corp., Lordstown EV Corporation, Lordstown EV Sales LLC and Karma Automotive LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023)

21.1*	List of Subsidiaries
23.1*	Consent of KPMG LLP, independent registered accounting firm.
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification pursuant to 18 U.S.C. 1350
32.2*	Certification pursuant to 18 U.S.C. 1350
97.1*	Lordstown Motors Corp. Clawback Policy
99.1

Order entered by the Delaware Court of Chancery on February 28, 2023 in In re Lordstown Motors Corp., C.A. No. 2023-0083-LWW (Del. Ch.) (incorporated by reference to the Company’s Annual Report on Form 8-K, filed with the SEC on March 6, 2023)

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LORDSTOWN MOTORS CORP.
Date: February 28, 2024	/s/ Edward T. Hightower
	Name:	Edward T. Hightower
	Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Edward T. Hightower, and Adam Kroll and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments and supplements thereto and all other instruments necessary or desirable in connection therewith, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward T. Hightower
Edward T. Hightower	Chief Executive Officer and President (Principal Executive Officer)	February 28, 2024
/s/ Adam B. Kroll Adam B. Kroll	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024
/s/ Daniel A. Ninivaggi		February 28, 2024
Daniel A. Ninivaggi	Executive Chairman
/s/ David T. Hamamoto David T. Hamamoto	Director	February 28, 2024
/s/ Keith Feldman Keith Feldman	Director	February 28, 2024
/s/ Jane Reiss Jane Reiss	Director	February 28, 2024
/s/ Dale Spencer Dale Spencer	Director	February 28, 2024
/s/ Angela Strand Angela Strand	Director	February 28, 2024
/s/ Joseph B. Anderson, Jr. Joseph B. Anderson, Jr.	Director	February 28, 2024
/s/ Laura J. Soave Laura J. Soave	Director	February 28, 2024