Form 10-Q
period 2024-03-31
NU RIDE INC.
filed 2024-05-14
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38821

NU RIDE INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)		83-2533239 (I.R.S. Employer Identification No.)
1700 Broadway, 19th Floor New York, New York 10019 (Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 202-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A common stock, par	NRDE	OTC Pink*
value $0.0001 per share

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

As of May 10, 2024, 16,096,296 shares of the registrant’s Class A common stock were outstanding.

* The registrant’s Class A common stock began trading exclusively on the over-the-counter market on July 7, 2023 under the symbol “RIDEQ.” On March 14, 2024, upon the Registrants emergence from Chapter 11 bankruptcy proceedings, the ticker symbol changed to “NRDE”.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” “could” or “should,” or, in each case, their negative or other variations or comparable terminology, although not all forward-looking statements are accompanied by such terms. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, financial or operational prospects, growth, strategies, and possible business combinations and the financing thereof, and related matters, and any other statements that are not statements of current or historical facts.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are based upon assumptions and are not guarantees of future performance. Actual results may differ materially from those contained in forward-looking statements due to various factors, including, but not limited to: limited management, labor, and financial resources; our reliance upon third parties for key aspects of our business; our ability to maintain adequate internal controls; our ability to maintain a market in our securities; our ability to continue as a going concern; and our ability obtain financing, if and when needed, on terms that are acceptable, as well as those risks and factors described in the “Risk Factors” section of this report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The Company’s stockholders are cautioned that trading in shares of the Company’s Class A common stock is highly speculative. Trading prices for the Company’s Class A common stock may bear little or no relation to actual value, if any. In addition, the Company’s Second Amended and Restated Certificate of Incorporation contains certain trading restrictions, which are designed to support our efforts to preserve our net operating loss carryforwards and other tax attributes and generally restrict transactions involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.5% or more of all issued and outstanding shares of Class A common stock). Accordingly, the Company urges extreme caution with respect to existing and future investments in its Class A common stock.

Unless the context indicates otherwise, references in this report to the “Company,” “Lordstown,” “Debtors,” “we,” “us,” “our” and similar terms refer to Nu Ride Inc. (f/k/a Lordstown Motors Corp.; f/k/a DiamondPeak Holdings Corp.) and its consolidated subsidiaries (including Legacy Lordstown (as defined below)). References to “DiamondPeak” refer to our predecessor company prior to the consummation of merger completed on October 23, 2020 pursuant to the Agreement and Plan of Merger, dated as of August 1, 2020 (the “Business Combination Agreement”), by and among DiamondPeak, DPL Merger Sub Corp. (“Merger Sub”) and Lordstown Motors Corp. (“Legacy Lordstown” and now known as Lordstown EV Corporation), pursuant to which Merger Sub merged with and into Legacy Lordstown, with Legacy Lordstown surviving the merger as a wholly-owned subsidiary of DiamondPeak (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Unless the context indicates otherwise, all shares of the Company’s Class A common stock are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective on May 24, 2023.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Balance Sheets

(in thousands except for share data)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS:
Current Assets
Cash and cash equivalents	$19,716	$87,096
Restricted cash	57,719	—
Prepaid insurance	367	2,825
Other current assets	1,335	2,218
Total current assets	$79,137	$92,139
Other non-current assets	—	30
Total Assets	$79,137	$92,169
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$2,474	$933
Accrued legal and professional	8,265	12,815
Accrued expenses and other current liabilities	355	1,650
Total current liabilities	$11,094	$15,398
Liabilities subject to compromise	26,923	30,467
Total liabilities	$38,017	$45,865
Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	$33,410	$32,755
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized;16,096,296 and 15,953,212 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$24	$24
Additional paid in capital	1,186,438	1,183,804
Accumulated deficit	(1,178,752)	(1,170,279)
Total stockholders’ equity	$7,710	$13,549
Total liabilities and stockholders’ equity	$79,137	$92,169

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Statements of Operations

(in thousands except for per share data)

(unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Net sales	$—	$189
Cost of sales	—	30,811
Operating Expenses
Selling, general and administrative expenses	5,243	14,687
Research and development expenses	—	14,425
Reorganization items	4,241	—
Impairment of property plant & equipment and intangibles	—	114,440
Total operating expenses	$9,484	$143,552
Loss from operations	(9,484)	(174,174)
Other income (expense)
Other income (expense)	(98)	64
Investment and interest income	1,109	2,391
Loss before income taxes	$(8,473)	$(171,719)
Income tax expense	—	—
Net loss	(8,473)	(171,719)
Less accrued preferred stock dividend	655	(605)
Net loss attributable to common shareholders	$(9,128)	$(171,114)
Net loss per share attributable to common shareholders
Basic & Diluted	$(0.57)	$(10.71)
Weighted-average number of common shares outstanding
Basic & Diluted	16,047	15,984

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Statements of Stockholders’ Equity/(Deficit)

(in thousands)

(Common Stock adjusted to reflect May 2023 reverse stock split)

(unaudited)

	Three Months Ended March 31, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	300	$30,261	15,928	$24	$1,178,960	$(827,213)	$351,771
RSU vesting	—	—	7	—	(46)	—	(46)
Stock compensation	—	—	—		2,414	—	2,414
Accrual of Series A Convertible Preferred Stock dividends	—	605	—	—	(605)	—	(605)
Net loss	—	—	—	—	—	(171,719)	(171,719)
Balance at March 31, 2023	300	$30,866	15,935	$24	$1,180,723	$(998,932)	$181,815

	Three Months Ended March 31, 2024
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	300	$32,755	15,953	$24	$1,183,804	$(1,170,279)	$13,549
RSU vesting	—	—	143	—	(106)	—	(106)
Stock compensation	—	—	—	—	3,395	—	3,395
Accrual of Series A Convertible Preferred Stock dividends	—	655	—	—	(655)	—	(655)
Net loss	—	—	—	—	—	(8,473)	(8,473)
Balance at March 31, 2024	300	$33,410	16,096	$24	$1,186,438	$(1,178,752)	$7,710

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net loss	$(8,473)	$(171,719)
Adjustments to reconcile net loss to cash used by operating activities:
Stock-based compensation	3,395	2,414
Impairment of property plant and equipment and intangible assets	—	114,440
Depreciation of property plant and equipment	—	7,674
Write down of inventory and prepaid inventory	—	19,764
Other non-cash changes	—	(1,085)
Changes in assets and liabilities:
Inventory	—	(12,432)
Prepaid insurance and other assets	3,372	12,822
Accounts payable	1,541	(4,115)
Accrued legal and professional	(4,818)	(211)
Accrued expenses and other liabilities	(4,572)	(5,668)
Net Cash used in operating activities	$(9,555)	$(38,116)

Purchases of property plant and equipment	$—	$(7,948)
Purchases of short-term investments	—	(22,208)
Maturities of short-term investments	—	55,000
Net Cash provided by investing activities	$—	$24,844

Tax withholding payments related to net settled restricted stock compensation	(106)	—
Net Cash used in financing activities	$(106)	$—
Decrease in cash, cash equivalents, and restricted cash	$(9,661)	$(13,272)
Cash and cash equivalents, beginning balance	87,096	121,358
Cash, cash equivalents, and restricted cash ending balance	$77,435	$108,086

Non-cash derecognition of Foxconn down payments for sale of fixed assets	$—	$256
Cash paid for reorganization items	$5,600	$—

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of Business

Overview

On June 27, 2023, Lordstown Motors Corp., a Delaware corporation, together with its subsidiaries (“Lordstown,” the “Company” or “the Debtors”), filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

In connection with the Chapter 11 Cases, the Company ceased production and sales of its flagship vehicle, the Endurance, and new program development. Furthermore, the Company continued its cost-cutting actions that included significant personnel reductions. On September 29, 2023, the Company entered into the LandX Asset Purchase Agreement to sell specified assets related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests. The purchaser assumed certain specified liabilities of the Company for a total purchase price of $10.2 million in cash in a transaction that closed on October 27, 2023 (discussed below under “Sale of Certain Assets to LandX”). The Company’s remaining assets following the closing of the LandX Asset Purchase Agreement consist largely of cash on hand, the claims asserted in the Foxconn Litigation (as defined below), claims that the Company may have against other parties, as well as net operating loss (“NOL”) carryforwards and other tax attributes.

Upon emergence from bankruptcy, the near-term operations of the Company consist of (a) claims administration under the Plan, (b) addressing the Foxconn Litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the Company against any counterclaims and (e) filing Exchange Act reports and satisfying other regulatory requirements.

In the future, the Company may explore potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the value of the Company’s NOLs. No assurances can be made that we will be successful in prosecuting any claim or cause of action or that any strategic alternative or business combination will be identified and/or would result in profitable operations or the ability to realize any value from the NOLs. We anticipate that the prosecution of claims and causes of action and the evaluation and pursuit of potential strategic alternatives will be costly, complex, and risky. As of the date of this report, the Company has neither entered into a definitive agreement with any party, nor has the Company engaged in any specific discussions with any potential business combination candidate regarding business opportunities.

Unless the context indicates otherwise, all shares of the Company’s Class A common stock are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective on May 24, 2023.

Sale of Certain Assets to LandX

On September 29, 2023, the Company entered into an Asset Purchase Agreement (the “LandX Asset Purchase Agreement”) with LAS Capital LLC and Mr. Stephen S. Burns, an individual, as guarantor of certain obligations of LAS Capital under the LandX Asset Purchase Agreement. The LandX Asset Purchase Agreement was assigned to LAS Capital’s affiliate, LandX Motors Inc., a Delaware corporation (the assignee and “Purchaser”) and approved by the Bankruptcy Court on October 18, 2023. The closing of the transactions contemplated by the LandX Asset Purchase Agreement occurred on October 27, 2023, at which time the Purchaser acquired certain assets held for sale related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assumed certain specified liabilities for a total purchase price of $10.2 million in cash. Upon consummation of the sale, the Company’s investment banker became entitled to a transaction fee of $2.0 million after crediting certain other fees. The transaction fee was paid in January 2024, with no further amounts payable.

Emergence From Bankruptcy

On September 1, 2023, the Debtors filed a Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors and a related proposed disclosure statement, which were amended and modified on each of October 24, 2023, October 29, 2023, and October 30, 2023. On January 31, 2024, the Debtors filed the Second Modified First Amended Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors (the “Plan”). The modifications to the Plan since the previously filed version incorporated, among other things, a settlement (the “Ohio Securities Litigation Settlement”) of claims against the Debtors and certain directors and officers of the Debtors that were serving in such roles as of December 12, 2023, asserted in, or on the same or similar basis as those claims asserted in, the securities class action captioned In re Lordstown Motors Corp. Securities Litigation (the “Ohio Securities Litigation”). The Plan also included, as a condition to confirmation of the Plan, that the SEC approve an offer of settlement submitted by the Debtors to resolve the SEC Claim (as defined below).

On March 5, 2024, the Bankruptcy Court entered a confirmation order confirming the Plan (the “Confirmation Order”). Following the entry of the confirmation order and all conditions to effectiveness of the Plan being satisfied, the Debtors emerged from bankruptcy on March 14, 2024 under the name “Nu Ride Inc.” Upon emergence, the SEC Claim was deemed withdrawn pursuant to the terms of the settlement with the SEC and the Confirmation Order. Upon emergence, a new Board of Directors was appointed pursuant to the Plan and all remaining full-time employees, including the Company’s pre-emergence executive officers, were terminated. Some of those employees continue to provide services to the Company as consultants. The Company’s Chief Executive Officer, who is its sole executive officer, was elected by the new Board of Directors in accordance with the Plan, as of the Company’s emergence.

Upon emergence, the Company’s primary operations are: (i) resolving claims filed in the bankruptcy, (ii) prosecuting the Foxconn Litigation, (iii) pursuing, compromising, settling or otherwise disposing of other retained causes of action of the Company, and (iv) identifying potential transactions, including business combinations, or otherwise, that could create value, including through permitting the Company to make use of the NOLs, if preserved.

Foxconn Litigation

On June 27, 2023, the Company commenced an adversary proceeding against Foxconn (the “Foxconn Litigation”) in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement (as defined below) and other agreements, the parties’ joint venture agreement, the Foxconn APA (as defined below), and the CMA (as defined below) that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, the Company believes Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages.

On September 29, 2023, Foxconn filed a motion to dismiss all counts of the Foxconn Litigation and brief in support of the same (the “Foxconn Adversary Motion to Dismiss”), asserting that all of the Company’s claims are subject to binding arbitration provisions and that the Company has failed to state a claim for relief. The Company believes that the Foxconn Adversary Motion to Dismiss is without merit and, on November 6, 2023, the Company filed an opposition to Foxconn’s Adversary Motion to Dismiss. Foxconn filed a reply in support of the Foxconn Adversary Motion to Dismiss on November 30, 2023. On December 7, 2023, the Company and the Equity Committee filed a notice of completion of briefing, which provided that the briefing of the

Foxconn Adversary Motion to Dismiss has been completed and such motion is ready for disposition. Oral argument on the Foxconn Adversary Motion to Dismiss has not been scheduled. The Company currently intends to continue to vigorously oppose that motion and pursue its claims against Foxconn.

If the Bankruptcy Court denies the Foxconn Adversary Motion to Dismiss, the Company will continue to prosecute the Foxconn Litigation. Any net proceeds from the Foxconn Litigation may enhance the recoveries for holders of claims and equity interests of shareholders (“Interests”), as set forth in the Plan. However, no assurances can be provided as to the Company having sufficient resources to pursue the Foxconn Litigation, the outcome or recoveries, if any.

See Note 8 – Commitments and Contingencies – Foxconn Litigation for additional information.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to the Quarterly Report on Form 10-Q and Rule 8-03 of Regulation S-X. The unaudited condensed consolidated interim financial statements include the accounts and operations of the Company and its wholly owned subsidiary. All intercompany accounts and transactions are eliminated upon consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the Company will continue in operation for one year after the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the ordinary course of business. In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year from the date these consolidated financial statements are issued.

The Company had cash and cash equivalents of approximately $19.7 million, excluding restricted cash of approximately $57.7 million, an accumulated deficit of $1.2 billion at March 31, 2024 and a net loss of $8.5 million for the three months ended March 31, 2024. As a result of the Company’s accumulated deficit, lack of any immediate sources of revenue, and the risks and uncertainties related to the Company’s ability to successfully resolve known and unknown claims that are or may be filed against us, substantial doubt exists regarding our ability to continue as a going concern. Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities and (ii) the outcome of the Company’s efforts to realize value, if any, from its retained causes of action, including the Foxconn Litigation, and other remaining assets. The Company intends to explore potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the value of the Company’s NOLs.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Financial Statement Preparation

The preparation of condensed consolidated ﬁnancial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that affect the reported amounts in the consolidated financial statements, and related disclosures in the accompanying notes to the financial statements. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of changes are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. The Chapter 11 Cases may result in ongoing, additional changes in facts and circumstances that may cause the Company’s estimates and assumptions to change, potentially materially. We undertake no obligation to update or revise any of the disclosures, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

There have been no material changes to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Fresh Start Accounting

Upon emergence from bankruptcy, the Company assessed the requirements of fresh start accounting as required in Accounting Standards Codification 852: Reorganizations (“ASC 852”). Based on the Company’s assessment, management concluded that the Company does not qualify for fresh start accounting under ASC 852 upon emergence from bankruptcy. Management’s conclusion was based on the fact the total of all post-petition liabilities and reserve for allowed claims did not exceed the reorganization value, and the holders of existing voting shares immediately prior to confirmation did not lose control of the entity, as defined as receiving less than 50% of the emerging entity’s voting shares. Accordingly, the Company continued to apply GAAP in the ongoing preparation of its financial statements post emergence.

Segment Information

We have one reportable and operating segment.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash

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

Restricted cash balances represent cash reserves as required by the Plan.

Inventory and Inventory Valuation

Substantially all the Company’s inventory was specific to the production of the Endurance. As discussed above, the Company ceased production of the Endurance in June 2023. All of our Endurance inventory was sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023.

The Company’s inventory was stated at the lower of cost or net realizable value (“NRV”). In addition to the NRV analysis, the Company recognized an excess inventory reserve to adjust for inventory quantities that were in excess of anticipated Endurance production. The charge to reflect NRV and excess inventory totaled $19.8 million for the three months ended March 31, 2023 and is recorded with Cost of Sales in the Company’s Condensed Consolidated Statement of Operations. No such charges were recognized for the three months ended March 31, 2024.

Property, Plant and Equipment

Property, plant and equipment were stated at cost less accumulated depreciation and impairment charges. Depreciation was computed using the straight-line method over the estimated useful lives and residual values of the related assets. Maintenance and repair expenditures were expensed as incurred, while major improvements that increase functionality of the asset are capitalized and depreciated ratably to expense over the identified useful life.

Substantially all our property, plant and equipment were sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023.

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

For assets to be held and used, including identifiable intangible assets and long-lived assets subject to amortization, we initiated our review whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The recoverability of a long-lived asset subject to amortization is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. Any impairment recognized was measured by the amount by which the carrying amount of the asset exceeded its fair value. Significant management judgment is required in this process.

The Company recognized impairment charges of $109.8 million for the three months ended March 31, 2023. No such charges were recognized for the three months ended March 31, 2024.

Liabilities Subject to Compromise

In the accompanying Balance Sheet, the “Liabilities subject to compromise” line is reflective of expected allowed claim amounts in accordance with ASC 852-10 and are subject to change materially based on the continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 8 – Commitments and Contingencies for further detail.

Warrants

The Company accounted for its warrants in accordance with the guidance contained in ASC Topic 815-40-15-7D and 7F under which the warrants did not meet the criteria for equity treatment and were recorded as liabilities at their fair value at each reporting period. Any change in fair value was recognized in the statement of operations. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly as of June 30, 2023.The fair value of the Company’s warrants is currently deemed to be zero.

Revenue Recognition

Revenue was recognized when control of a promised good or service was transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for the good or service. Our performance obligations were satisfied at a point in time. We recognized revenue when the customer confirmed acceptance of vehicle possession. Costs related to shipping and handling activities are a part of fulfillment costs and are therefore recognized under cost of sales. Our sales are final and do not have a right of return clause. There were limited instances of sales incentives offered to fleet management companies. The incentives offered were of an immaterial amount per vehicle, and there were no sales incentives recognized during 2024 or 2023.The Company did not offer financing options therefore there is no impact on the collectability of revenue.

Product Warranty

The estimated costs related to product warranties were accrued at the time products were sold and are charged to cost of sales which included our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. As part of the bankruptcy proceedings, we received authorization from the Bankruptcy Court to repurchase all vehicles that were in the possession of our customers. We have repurchased and destroyed all but three of the vehicles that we sold. We do not believe that we have any warranty obligations related to the three vehicles retained by customers.

Research and Development Costs

The Company expensed research and development costs as they were incurred. Research and development costs consist primarily of personnel costs for engineering, testing and manufacturing costs, along with expenditures for prototype manufacturing, testing, validation, certification, contract and other professional services and costs.

Stock-Based Compensation

The Company has adopted ASC Topic 718, Accounting for Stock-Based Compensation (“ASC Topic 718”), which establishes a fair value-based method of accounting for stock-based compensation plans. In accordance with ASC Topic 718, the cost of stock-based awards issued to employees and non-employees over the awards vest period is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, expected option life and risk-free interest rate. The resulting amount was charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. Further, pursuant to ASU 2016-09 – Compensation – Stock Compensation

(Topic 718), the Company has elected to account for forfeitures as they occur. See Note 7 – Stock Based Compensation.

Reorganization Items

Reorganization items of $4.2 million represent the expenses directly and incrementally resulting from the Chapter 11 Cases and are separately reported as Reorganization items in our condensed consolidated Statements of Operations. Our reorganization costs are significant and currently represent the majority of our ongoing total operating expenses.

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

At December 31, 2023 the Company had $993.2 million of estimated federal net operating losses that carry forward indefinitely. At December 31, 2023, estimated state net operating losses of $322.3 million will be able to be carried forward 10 years and estimated local net operating losses of $558.0 million will be able to be carried forward between two to five years.

Reclassifications

Certain prior year amounts have been reclassified to conform with the March 31, 2024 presentation.

Recently issued accounting pronouncements

There are no recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.

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

As of March 31, 2023, the Company had short-term investments which were commercial paper that are classified as Level II. The Company had no such investments as of March 31,2024. The valuation inputs for the short-term investments are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

The Company has the following warrants outstanding as of March 31, 2024 (with exercise prices shown in pre-Reverse Stock Split amounts): (i) warrants (the “Private Warrants”) to purchase Class A common stock with an exercise price of $11.50 per share, and (ii) the Foxconn Warrants to purchase shares of Class A common stock with an exercise price of $10.50.

As of March 31, 2024, following the Reverse Stock Split, we had 0.113 million Foxconn Warrants with an exercise price of $157.50, and 0.153 million Private Warrants with a strike price of $172.50. The fair value of the Foxconn Warrants was $0.3 million at issuance. The Private Warrants and the Foxconn Warrants were classified as a liability with any changes in the fair value recognized immediately in our consolidated statements of operations. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly during the year-ended December 31, 2023. The following table summarizes the net loss on changes in fair value related to the Private Warrants and the Foxconn Warrants for the three months ended March 31, 2023 (in thousands):

Three months ended
March 31, 2023
Private Warrants	$(231)
Foxconn Warrants	(136)
Net gain on changes in fair value	$(367)

The Private Warrants and the Foxconn Warrants were measured at fair value using Level 3 inputs. These instruments are not actively traded and were valued as of March 31, 2023 using a Monte Carlo option pricing model and Black-Scholes option pricing model, respectively, that use observable and unobservable market data as inputs.

The stock price volatility rate utilized was 90% for the valuation as of March 31, 2023. This assumption considered observed historical stock price volatility of other companies operating in the same or similar industry as the Company over a period similar to the remaining term of the Private Warrants, as well as the volatility implied by the traded options of the Company. For the three months ended March 31, 2023, the risk-free rates utilized were 3.819% and 3.896% for the Private Warrants and Foxconn Warrants, respectively.

The Company had cash and cash equivalents of approximately $19.7 million and $87.1 million as of March 31, 2024, and December 31, 2023, respectively. The Company had restricted cash of $57.7 million as of March 31, 2024, which represents cash reserves as required by the Plan. The carrying amounts of cash, cash equivalents, and restricted cash reported in the Company’s Condensed Consolidated Balance Sheets approximate the fair value.

Non-Recurring Fair Value Measurements

For the three months ended March 31, 2023, we recognized a property, plant and equipment impairment charge of $109.8 million based on the difference between the carrying value of the fixed assets and their fair value as of March 31, 2023. No fixed asset impairment charges were recognized for the three months ended March 31, 2024. The categorization of the framework used to value the assets is Level 3 given the significant unobservable inputs used to determine fair value. Refer to Note 4 – Property, Plant and Equipment and Assets Held for Sale for further detail.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT AND ASSETS HELD FOR SALE

The Company determined that its property, plant, and equipment represent one asset group which is the lowest level for which identifiable cash flows are available. Historically, fair value of the Company’s property, plant, and equipment was derived from the Company’s enterprise value at the time of impairment as the Company believed it represented the most appropriate fair value of the asset group in accordance with accounting guidance. In conjunction with the Chapter 11 Cases, substantially all our property, plant and equipment were sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023.

For the three months ended March 31, 2023, the Company recognized impairment and depreciation charges of $109.8 million and $7.4 million, respectively. No such charges were incurred for the three months ended March 31, 2024.

NOTE 5 – SERIES A CONVERTIBLE PREFERED STOCK

Except as set forth below, the circumstances set forth in Note 5 – Mezzanine Equity to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 appropriately represent, in all material respects, the current status of our Series A convertible preferred stock, $0.0001 par value (the “Preferred Stock”). Mezzanine equity of $33.4 million and $32.8 million as of March 31, 2024, and December 31, 2023, respectively, represent the $30.0 million gross proceeds from the issuance of the Preferred Stock, plus accrued and unpaid dividends.

Upon emergence from bankruptcy, and as of the date of this report, the Preferred Stock remains outstanding and unimpaired. Upon a change of control (as defined in the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware), Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its $30.0 million liquidation preference, plus any unpaid accrued dividends, and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction (the “Change of Control Put”). The liquidation preference, plus accrued dividends is presented as Mezzanine Equity within the Company’s Condensed Consolidated Balance Sheet and totaled $33.4 million and $32.8 million as of March 31, 2024, and 2023, respectively. As of March 31, 2024, the Company did not consider a change of control to be probable. The Company notes that there is significant uncertainty regarding the outcome of the Foxconn Litigation which may impact the foregoing determination, and that the Company can provide no assurance regarding such determination.

NOTE 6 — CAPITAL STOCK AND LOSS PER SHARE

On August 17, 2022, the Company held a special meeting of stockholders whereby our stockholders voted to amend the Charter to increase our authorized shares of capital stock from 312 million to 462 million, consisting of (i) 450 million shares of Class A common stock and (ii) 12 million shares of preferred stock, each with a par value of $0.0001.

At the 2023 Annual Meeting, the stockholders of the Company approved a proposal to amend the Charter to effect a reverse split of the Company’s outstanding shares of Class A common stock at a ratio within a range of between 1:3 and 1:15, with the timing and the exact ratio of the reverse split to be determined by the Board in its sole discretion. The Board authorized the Reverse Stock Split at a 1:15 ratio, which became effective as of May 24, 2023 (the “Effective Date”).

The Company filed an Amendment to the Charter on May 22, 2023, which provided that, at the Effective Date, every 15 shares of the issued and outstanding Class A common stock would automatically be combined into one issued and outstanding share of Class A common stock.

After giving effect to the Reverse Stock Split, we had approximately 16.1 and 16.0 million shares of Class A common stock issued and outstanding as of March 31, 2024 and December 31, 2023.

We had 0.3 million shares of Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023.

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents.

The weighted-average number of shares outstanding for basic and diluted loss per share of Class A common stock is as follows (in thousands):

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Basic weighted average shares outstanding	16,047	15,984
Diluted weighted average shares outstanding	16,047	15,984

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common shareholders for the periods presented due to their anti-dilutive effect (in thousands):

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Foxconn Preferred Stock	1,150	1,063
Share awards	—	7
Foxconn Warrants	113	113
BGL Warrants	—	110
Private Warrants	154	154
Total	1,417	1,447

NOTE 7 – STOCK BASED COMPENSATION

The vesting and settlement of any unvested equity awards was suspended during the pendency of the Chapter 11 Cases. Upon emergence, the suspended awards were settled if the vesting conditions had been satisfied. All vested options to purchase Class A common stock that remain outstanding as of the date the Company emerged remain outstanding in accordance with their terms and the terms of the Plan and any options not exercised within three months of an officer’s or director’s termination of employment or board service with the Company will terminate.

The Company and each of its Named Executive Officers (“NEO’s) had previously entered into employment agreements, that provided for certain payment upon their termination by the Company without “Cause” or their own termination with “Good Reason”, including the accelerated vesting of equity awards. Accordingly, upon emergence, the Company issued 101,947 shares that had vested during the pendency of the Chapter 11 Cases, and 102,889 shares related to the accelerated vesting of the NEO awards. The accelerated vesting of the NEO awards resulted in the recognition of $2.6 million of stock compensation expense.

In accordance with the Plan, on March 14, 2024, the Board of Directors approved, adopted and ratified an amendment to the Company’s 2020 Equity Incentive Plan, as amended to increase the number of shares of Class A common stock reserved for issuance thereunder to an aggregate of 3,000,000 shares.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Voluntary Chapter 11 Proceedings, Liabilities Subject to Compromise and Other Potential Claims

On June 27, 2023, the Company and its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court. See Note 1 – Description of Organization and Business Operations – Description of Business – Voluntary Chapter 11 Proceedings.

Since filing the Chapter 11 petitions, until our emergence from bankruptcy on March 14, 2024, the Company operated as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Company received the Bankruptcy Court’s approval of its customary motions filed on June 27, 2023, which authorized the Company to conduct its business activities in the ordinary course, including among other things and subject to the terms and conditions of such orders: (i) pay employees’ wages and related obligations; (ii) pay certain taxes; (iii) pay critical vendors; (iv) continue to honor certain customer obligations; (v) maintain their insurance program; (vi) continue their cash management system; and (vii) establish certain procedures to protect any potential value of the Company’s NOLs.

On August 8, 2023, the Bankruptcy Court approved procedures for the Company to conduct a comprehensive marketing and sale process for some, all, or substantially all of their assets in order to maximize the value of those assets. The marketing process culminated in the Company entering into the LandX Asset Purchase Agreement on March 29, 2023, providing for the sale of specified assets of the Company related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assume certain specified liabilities of the Company for a total purchase price of $10.2 million in cash. This transaction closed on October 27, 2023. See Note 1 – Description of Organization and Business Operations – Description of Business.

The Company has been subject to extensive pending and threatened legal proceedings arising in the ordinary course of business and has already incurred, and expects to continue to incur, significant legal expenses in defending against these claims. The Company sought and achieved resolution of many of these matters as part of the Chapter 11 Cases and has and may in the future enter into further discussions regarding settlement of these matters, and may enter into settlement agreements if it believes it is in the best interest of the Company’s stakeholders. The Company records a liability for loss contingencies in the Condensed Consolidated Financial Statements when a loss is known or considered probable and the amount can be reasonably estimated. Legal fees and costs of litigation, settlement by the Company or adverse decisions with respect to the matters disclosed may result in a liability that is not insured or that is in excess of insurance coverage and could significantly exceed our current accrual and ability to pay and be, individually or in the aggregate, material to the Company’s consolidated results of operations, financial condition or cash flows, and diminish or eliminate any assets available for any distribution to creditors and Interest holders.

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

With respect to the stockholder derivative suits filed on behalf of the Company against certain of its officers and directors and certain former DiamondPeak directors prior to the Chapter 11 Cases, the derivative claims asserted in those suits became the property of the Company. The Company appointed an independent committee of directors to evaluate such claims with the assistance and advice of special litigation counsel, to make a recommendation as to the disposition of such claims, including, among other things, whether to pursue or release some or all of those claims against some or all of those officers and directors. Ultimately, such claims were retained by the Company and not released under the Plan.

With respect to the Ohio Securities Class Action opt-out claims (discussed below), the Post-Petition Securities Action and any other similar claims for damages arising from the purchase or sale of the Class A common stock, Section 510(b) the Bankruptcy Code treats such claims as subordinated to all claims or Interests that are senior to the Class A common stock and having the same priority as the Class A common stock.

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

In addition, the deadline for parties to file proofs of claim arising from the Company’s rejection of an executory contract or unexpired lease, and proofs of claim for administrative expense claims, was April 15, 2024.

Several rejection damages and administrative expense claims were filed and are being reviewed by the Company. While the Company may file objections to some or all of these additional claims, the Company cannot provide any assurances as to what the Company’s total actual liabilities will be based on such claims. The amount of such liability may diminish the assets available to satisfy general unsecured claims. There is substantial risk of litigation by and against the Company or its indemnified directors and officers with respect to such claims.

In accordance with ASC 852, in the accompanying March 31, 2024 Condensed Consolidated Balance Sheet, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. “Liabilities subject to compromise” at March 31 2024 consisted of the following:

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

As a result of the Chapter 11 Cases and ceasing production of the Endurance, the Company has received claims from its suppliers and vendors for amounts those parties believe the Company owes. We are conducting an extensive claims reconciliation process to analyze approximately $23.1 million of claims. In addition, there are $7.2 million in asserted claims for liquidated portion of indemnification obligations (excluding those contained in the litigation accrual described below), rejection damages related to certain contracts and real property leases, potential government claims and interest due on allowed claims. The Company, its advisors, and the Claims Ombudsman appointed in the Chapter 11 Cases are analyzing the claims for validity and intends to vigorously defend against claims it believes are invalid. We have accounts payable and accrued vendor claims of approximately $26.9 million and $30.5 million as of March 31, 2024 and December 31, 2023, respectively, which reflect both undisputed and partially disputed amounts we may owe, reported in Liabilities subject to compromise. The remainder is disputed for one or more reasons, including a lack of information provided by the claimant.

The Company had accruals of $3.5 million and $6.5 million, for the periods ending March 31, 2024 and December 31, 2023, respectively, for certain of its outstanding legal proceedings and potential related obligations within “liabilities subject to compromise” and “accrued and other current liabilities” on its Condensed Consolidated Balance Sheet. Our liabilities for legal proceedings and potential related obligations may include amounts for the securities litigation, government claims and indemnification obligations described in more detail below or other claims that may be asserted against us and may or may not be offset by insurance. The amount accrued as of March 31, 2024 was estimated based on available information and legal advice, the potential resolution of these matters in light of historical negotiations with the parties, and the potential impact of the outcome of one or more claims on related matters, but does not take into account the impact of the applicable provisions of the Bankruptcy Code, the terms of the Plan, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

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

Changes in our operations in connection with the Chapter 11 Cases reduced our need to maintain insurance coverage at previous levels or to carry certain insurance policies.

Ohio Securities Class Action

Six related putative securities class action lawsuits were filed against the Company and certain of its current and former officers and directors and former DiamondPeak directors between March 18, 2021 and May 14, 2021 in the U.S. District Court for the Northern District of Ohio (Rico v. Lordstown Motors Corp., et al.; Palumbo v. Lordstown Motors Corp., et al.; Zuod v. Lordstown Motors Corp., et al.; Brury v. Lordstown Motors Corp., et al.; Romano v. Lordstown Motors Corp., et al.; and FNY Managed Accounts LLC v. Lordstown Motors Corp., et al.). The matters have been consolidated and the Court appointed George Troicky as lead plaintiff and Labaton Sucharow LLP as lead plaintiff’s counsel (the “Ohio Securities Class Action”). On March 10, 2021, lead plaintiff and several additional named plaintiffs filed their consolidated amended complaint, asserting violations of federal securities laws under Section 10(b), Section 14(a), Section 20(a), and Section 20A of the Exchange Act and Rule 10b-5 thereunder against the Company and certain of its current and former officers and directors. The complaint generally alleges that the Company and individual defendants made materially false and misleading statements relating to vehicle pre-orders and production timeline. Defendants filed a motion to dismiss, which is fully briefed as of March 3, 2023. The Company filed a suggestion of bankruptcy on June 28, 2023, and filed an amended suggestion of bankruptcy on July 11, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay. On August 28, 2023, the court denied the pending motion to dismiss, without prejudice, given the notice of the automatic stay, subject to potential re-filing by the Defendants following the lifting of the stay.

The Plan settled the Ohio Securities Class Action, with the lead plaintiff receiving (i) $3 million in cash and (ii) up to an additional $7 million, consisting of (a) 25% of all net litigation proceeds received by the Company on Retained Causes of Action (if any); and (b) the lesser of (x) 16% of any distribution made by the Company on account of Foxconn’s preferred stock liquidation preference, and (y) $5 million, on behalf of the Ohio Settlement Class (as defined in the Plan).

Derivative Litigation

Four related stockholder derivative lawsuits were filed against certain of the Company’s officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al.; Kelley, et al. v. Burns, et al.; Patterson, et al. v. Burns, et al.; and Sarabia v. Burns, et al.). The derivative actions in the District Court of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution of the motion to dismiss in the consolidated securities class action. On March 7, 2023, the court granted in part defendants’ motion to stay, staying the action until the resolution of the motion to dismiss in the consolidated securities class action, but requiring the parties to submit a status report if the motion to dismiss was not resolved by March 3, 2023. The court further determined to dismiss without a motion, on the grounds that the claim was premature, plaintiffs’ claim for contribution for violations of Sections 10(b) and 21D of the Exchange Act without prejudice. The parties filed a joint status report as required because the motion to dismiss in the consolidated securities class action was not resolved as of March 3, 2023. The parties filed additional court-ordered joint status reports on October 28, 2022, January 6, 2023 and April 3, 2023. On April 4, 2023, the Court ordered the parties to submit a letter brief addressing whether the Court should lift the stay. On April 14, 2023, the parties submitted a joint letter requesting that the Court not lift the stay. On April 17, 2023, the court lifted the stay and ordered the parties to meet and confer by May 8, 2023 and submit a proposed case-management plan. On May 9, 2023, the court reinstated the stay and ordered the parties to advise the court of any developments in the consolidated securities class action or material changes to Lordstown’s condition. The Company filed a suggestion of bankruptcy on June 27, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay. The court entered an order acknowledging the effect of the automatic stay on June 28, 2023. An independent committee of directors evaluated the derivative claims with the assistance and advice of special litigation counsel to make a recommendation as to the disposition of such claims. Ultimately, such claims were retained by the Company and not released under the Plan. The proceedings are subject to uncertainties inherent in the litigation process.

Another related stockholder derivative lawsuit was filed in U.S. District Court for the Northern District of Ohio on June 30, 2021 (Thai v. Burns, et al.), asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste, based on similar facts as the consolidated derivative action in the District Court of Delaware. On October 21, 2021, the court in the Northern District of Ohio derivative action entered a stipulated stay of the action and scheduling order relating to defendants’ anticipated motion to dismiss and/or subsequent motion to stay that is similarly conditioned on the resolution of the motion to dismiss in the consolidated securities class action. The Company filed a suggestion of bankruptcy on June 28, 2023, and filed an amended suggestion of bankruptcy on July 19, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay. An independent committee of directors evaluated the derivative claims with the assistance and advice of special litigation counsel to make a recommendation as to the disposition of such claims. Ultimately, such claims were retained by the Company and not released under the Plan. The proceedings are subject to uncertainties inherent in the litigation process.

Another related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on December 2, 2021 (Cormier v. Burns, et al. (C.A. No. 2021-1049)), asserting breach of fiduciary duties, insider selling, and unjust enrichment, based on similar facts as the federal derivative actions. An additional related stockholder derivative lawsuit was filed in the Delaware Court of Chancery on February 18, 2023 (Jackson v. Burns, et al. (C.A. No. 2023-0164)), also asserting breach of fiduciary duties, unjust enrichment, and insider selling, based on similar facts as the federal derivative actions. On April 19, 2023, the parties in Cormier and Jackson filed a stipulation and proposed order consolidating the two actions, staying the litigation until the resolution of the motion to dismiss in the consolidated securities class action and appointing Schubert Jonckheer & Kolbe LLP and Lifshitz Law PLLC as Co-Lead Counsel. On May 10, 2023, the court granted the parties’ proposed stipulation and order to consolidate the actions, and to stay the consolidated action pending the resolution of the motion to dismiss in the consolidated securities class action. While the action remains stayed, on June 24, 2023, the plaintiffs filed a consolidated complaint asserting similar claims, and substituting a new plaintiff (Ed Lomont) for Cormier, who no longer appears to be a named plaintiff in the consolidated action. On June 27, 2023, the Company filed a suggestion of bankruptcy, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay. An independent committee of directors evaluated the derivative claims with the assistance and advice of special litigation counsel to make a recommendation as to the disposition of such claims. Ultimately, such claims were retained by the Company and not released under the Plan. The proceedings are subject to uncertainties inherent in the litigation process.

DiamondPeak Delaware Class Action Litigation

Two putative class action lawsuits were filed against former DiamondPeak directors and DiamondPeak Sponsor LLC on December 8 and 13, 2021 in the Delaware Court of Chancery (Hebert v. Hamamoto, et al. (C.A. No. 2021-1066); and Amin v Hamamoto, et al. (C.A. No. 2021-1085)) (collectively, the “Delaware Class Action Litigation”).  The plaintiffs purport to represent a class of investors in DiamondPeak and assert breach of fiduciary duty claims based on allegations that the defendants made or failed to prevent alleged misrepresentations regarding vehicle pre-orders and production timeline, and that but for those allegedly false and misleading disclosures, the plaintiffs would have exercised a right to redeem their shares prior to the de-SPAC transaction. On February 9, 2023, the parties filed a stipulation and proposed order consolidating the two putative class action lawsuits, appointing Hebert and Amin as co-lead plaintiffs, appointing Bernstein Litowitz Berger & Grossmann LLP and Pomerantz LLP as co-lead counsel and setting a briefing schedule for the motions to dismiss and motions to stay. The motions to stay were fully briefed as of February 23, 2023 and the court held oral argument on February 28, 2023. On March 7, 2023, the court denied the motion to stay. On March 10, 2023, defendants filed their brief in support of their motion to dismiss. The motion to dismiss was fully briefed on April 27, 2023, and was scheduled for oral argument on May 10, 2023. On May 6, 2023, defendants withdrew the motion to dismiss without prejudice. On July 22, 2023, co-lead plaintiffs filed an amended class action complaint asserting similar claims. Defendants filed a motion to dismiss the amended class action complaint on October 14, 2023. Plaintiffs’ answering brief and Defendants’ reply brief were due on November 18 and December 9, 2023, respectively. Oral argument on the motion to dismiss was scheduled for January 6, 2023. On January 5, 2023, the defendants withdrew their motion to dismiss. On February 2, 2023, the court issued a case scheduling order setting forth pre-trial deadlines and a date for trial in March 2024. On February 3, 2023, defendants filed their answer to plaintiffs’ amended class action complaint. On February 7, 2023, plaintiffs served the Company, as a non-party, with a subpoena for certain information, which the Company responded to on February 21, 2023.

On June 9, 2023, the court granted in part and denied in part the plaintiffs’ motion to compel regarding the appropriate scope of the Company’s response to the subpoena. On July 5, 2023, in the Chapter 11 Cases, the Company filed (i) an adversary complaint seeking injunctive relief to extend the automatic stay to the plaintiffs in the Delaware Class Action Litigation, initiating the adversary proceeding captioned Lordstown Motors Corp. v. Amin, Adv. Proc. No. 23-50428 (Bankr. D. Del.) and (ii) a motion and brief in support thereof, seeking a preliminary injunction extending the automatic stay to the Delaware Class Action Litigation.  On August 3, 2023, the Bankruptcy Court denied the Company’s preliminary injunction motion.  On July 21, 2023, plaintiffs filed a motion for class certification in the Delaware Class Action Litigation. The parties have advised the Company that they have reached an agreement to resolve this matter, and the former DiamondPeak directors are seeking indemnification from the Company with respect to a portion of the settlement amount. The Company believes it has defenses to such indemnification claims, including that such indemnification claims are subject to subordination pursuant to applicable law, and, if allowed, should receive the treatment set forth in Article III B.8 of the Plan. The proceedings remain subject to uncertainties inherent in the litigation process.

SEC Claim

The Company received two subpoenas from the SEC for the production of documents and information, including relating to the merger between DiamondPeak and Legacy Lordstown and pre-orders of vehicles, and the Company was informed by the U.S. Attorney’s Office for the Southern District of New York that it is investigating these matters. The Company cooperated, and will continue to cooperate, with these and any other regulatory or governmental investigations and inquiries. Ultimately, the SEC filed a claim against the Company for $45.0 million (the “SEC Claim”). The Company settled the SEC Claim by (i) settling the Ohio Securities Class Action and (ii) making an offer of settlement to the SEC, which was approved by the SEC on February 29, 2024. Upon the Company’s emergence from bankruptcy, the SEC Claim was deemed withdrawn pursuant to the terms of the offer of settlement and the Plan. See the section in this Note 8 titled “Ohio Securities Class Action” for additional information regarding the Company’s continuing contingent obligations related to the Ohio Securities Class Action settlement. No amounts attributable to the Company’s settlement of the SEC Claim were paid or are payable to the SEC.

Indemnification Obligations

The Company may have potential indemnification obligations with respect to the current and former directors named in the above-referenced actions, which obligations may be significant and may not be covered by the Company’s applicable directors and officers insurance. The Company believes it has defenses to certain of these potential indemnification obligations, including that such claims for indemnification are subject to subordination pursuant to applicable law, and, if allowed, should receive the treatment set forth in Article III.B.8 of the Plan.

Foxconn Transactions

We entered into a series of transactions with affiliates of Foxconn, beginning with the Agreement in Principle that was announced on September 30, 2021, pursuant to which we entered into definitive agreements to sell our manufacturing facility in Lordstown, Ohio under an asset purchase agreement (the “Foxconn APA”) and outsource manufacturing of the Endurance to Foxconn under a contract manufacturing agreement (the “CMA”). On November 7, 2022, we entered into an investment agreement with Foxconn under which Foxconn agreed to make additional equity investments in us (the “Investment Agreement”). The Investment Agreement superseded and replaced an earlier joint venture agreement. The Foxconn APA, the CMA and the Investment Agreement together are herein referred to as the “Foxconn Transactions.”

On June 27, 2023, we commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for breaches of the Investment Agreement, the Foxconn APA and the CMA and fraudulent and tortious actions that the Company believes were committed by Foxconn. See the following section and Note 1 – Description of Business – Foxconn Litigation for additional information. The Investment Agreement and the CMA were rejected pursuant to the Plan upon the Company’s emergence from bankruptcy. The Foxconn APA transaction was consummated before the Chapter 11 Cases.

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

Foxconn filed a reply in support of the Foxconn Adversary Motion to Dismiss on November 30, 2023. To date, the Bankruptcy Court has not ruled on the Foxconn Adversary Motion to Dismiss.

The Post-Petition Securities Action

On July 26, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of Ohio by Bandol Lim (“Plaintiff Lim”), individually and on behalf of other stockholders asserting violations of Section 10(b), Section 20(a) of the Exchange Act and Rule 10b-5 thereunder relating to the Company’s disclosure regarding its relationship with Foxconn and the Foxconn Transactions (the “Post-Petition Securities Action”). The lawsuit names Edward Hightower, Adam Kroll, and Daniel Ninivaggi as Defendants (“Defendants”) in their capacities as Company officers and/or directors. Defendants dispute the allegations and intend to vigorously defend against the suit. None of the Debtors is named as a Defendant in the Post-Petition Securities Action. Plaintiff Lim and RIDE Investor Group have each filed motions for appointment as lead plaintiff in the Post-Petition Securities Action and those motions remain pending as of the date of this filing. Separately, each of the members of the RIDE Investor Group filed proofs of claim (the “RIDE Proofs of Claims”) against the Company, purportedly on behalf of themselves and the putative class in the Post-Petition Securities Action, in an unliquidated amount. The RIDE Investor Group has not sought authority from the Bankruptcy Court to file its purported class proofs of claim. The Debtors dispute, each of the RIDE Proofs of Claim, and further dispute that the members of the Ride Investment Group had authority to file proofs of claim on behalf of the putative class in the Post-Petition Securities Action. Messrs. Hightower, Kroll, and Ninivaggi contend that they are both insureds under the directors’ and officers’ insurance policies of the Debtors that are currently in effect and have been granted relief from the automatic stay with respect to the Company to seek advancement and payment of expenses relating to the Post-Petition Securities Action under such policies. The Plan constituted an objection to each of the RIDE Proofs of Claim. To the extent any of the RIDE Claims are Allowed, the Plan provides for the treatment of Claims filed against the Debtors on the same or similar basis as those set forth in the Post-Petition Securities Action to limit recoveries (if any) from the Debtors on account of such Claims to available insurance. The Debtors dispute the merits of any such claims.

NHTSA Matters

The Company’s obligations under the Safety Act administered by NHTSA for the vehicles it has manufactured and sold continued in force during the pendency of and following the Chapter 11 Cases. During the Chapter 11 Cases, the Company’s obligations were treated as a claim of the United States government against the Company. The Plan did not discharge the Company from claims arising after emergence from bankruptcy, nor did it preclude or enjoin the enforcement of any police or regulatory power. The Company sought to repurchase all vehicles that remain in the possession of our customers (other than LAS Capital or its affiliates); however, it repurchased 35 vehicles, with 3 vehicles still in use. Accordingly, we cannot predict the extent of the liability that may arise from the Safety Act obligations for vehicles the Company has already manufactured and sold, or any claims that may be asserted by NHTSA.

NOTE 9 — RELATED PARTY TRANSACTIONS

Under the Investment Agreement, Foxconn made additional equity investments in the Company, whereby it became a related party under the Company’s Related Party Transaction Policy as a 5% or more beneficial owner of the Company’s Class A common stock. For the three months ended March 31, 2023, the Company paid Foxconn approximately $0.3 million primarily related to payments under the CMA and other manufacturing expenses. For the three months ended March 31, 2024, the Company made no payments, and had no amounts payable, to Foxconn.

William Gallagher, the Company’s Chief Executive Officer, is a principal of M3 Partners, LP (“M3 Partners”). M3 Partners served as the Equity Committee’s financial consultant during the bankruptcy proceedings. Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of an engagement agreement (the “Engagement Agreement”). Mr. Gallagher has been, and will remain, employed by M3 Partners and will provide his services pursuant to the Engagement Agreement. Pursuant to the Engagement Agreement, M3 Partners’ fees are calculated on an hourly basis. The Company incurred approximately $0.1 million in fees payable to M3 Partners under the Engagement Agreement for the three months ended March 31, 2024. For the three months ended March 31, 2023, Mr. Gallagher was not a related party

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Cautionary Note Regarding Forward-Looking Statements" and Part I Item 1A. Risk Factors for a discussion of these risks and uncertainties, including without limitation, with respect to the Chapter 11 Cases, our emergence from bankruptcy and our liquidity, capital resources and financial condition.

As we’ve previously disclosed, (i) on June 27, 2023, Lordstown Motors Corp. and its subsidiaries commenced voluntary proceedings under chapter 11 (the “Chapter 11 Cases”) of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”); (ii) on September 1, 2023, we filed with the Bankruptcy Court a plan of reorganization and related disclosure statement, which were amended and modified on each of October 24, 2023, October 29, 2023, and October 30, 2023 (as amended, the “Proposed Plan”); (iii) on November 1, 2023, the Bankruptcy Court entered the Disclosure Statement Order and, thereafter, we solicited votes from their creditors and shareholders for approval of the Proposed Plan; (iv) on January 31, 2024, we filed the as-approved Proposed Plan with the Bankruptcy Court; and (v) on March 5, 2024, the Bankruptcy Court entered a confirmation order confirming the Proposed Plan (as confirmed, the “Plan”). Following the entry of the confirmation order and all conditions to effectiveness of the Plan being satisfied, we emerged from bankruptcy on March 14, 2024 under the name “Nu Ride Inc.”

The Bankruptcy Court established October 10, 2023, as the general bar date for all creditors (except governmental entities) to file their proofs of claim or interest, and December 26, 2023, as the bar date for all governmental entities, which was extended until January 5, 2024, in the case of the SEC. In addition, the deadline for parties to file proofs of claim arising from the Debtors’ rejection of an executory contract or unexpired lease is the later of (a) the general bar date or the governmental bar date, as applicable, and (b) 5:00 p.m. (ET) on the date that is 30 days after the service of an order of the Bankruptcy Court authorizing the Debtors’ rejection of the applicable executory contract or unexpired lease. Finally, the deadline for parties to file administrative claims against the Debtors was April 15, 2024. Claimants may have the ability to amend their proofs of claim that could significantly increase the total claims, beyond our estimates or reserve. Furthermore, proofs of claim have been filed asserting unliquidated damages or claims in respect of certain indemnifications or otherwise, that we may not be able to estimate, or may be materially more than we estimate.

Upon emergence: (i) the Foxconn Litigation and other retained causes of action of the Company were preserved and may be prosecuted; (ii) claims filed in the bankruptcy will continue to be resolved pursuant to the claims resolution process with allowed claims being treated in accordance with the Plan; (iii) distributions to holders of allowed claims and allowed Interests will be made subject to the provisions of the Plan of Reorganization, and (iv) we will continue to conduct business and may enter into transactions, including business combinations, or otherwise, that could permit the Company to create value, including through use of the NOLs.

Upon emergence, a new Board of Directors was appointed pursuant to the Plan and all remaining full-time employees, including the Company’s pre-emergence executive officers, were terminated. The Board of Directors oversees and directs the administration of the Company’s operations, in accordance with the Plan. Some of those employees continue to provide services to the Company as consultants. Our Chief Executive Officer, who is the sole executive officer, was elected by the new Board of Directors in accordance with the Plan, as of the date we emerged from bankruptcy.

Our primary operations during the quarter ended March 31, 2024 and to date in the second quarter of 2024 have consisted of actions and related expenditures associated with completing the Chapter 11 Cases and emerging from bankruptcy, resolving substantial litigation, claims reconciliation and financial reporting. Our assets consist of cash, cash equivalents and restricted cash. Additional potential assets, such as the Foxconn Litigation claims, claims the Company may have against other parties, and NOLs, are not reflected in the financial statements.

In light of our emergence from bankruptcy, which occurred 17 days prior to the end of the fiscal quarter covered by this report, our results for the quarter ended March 31, 2024, reflect the accounting assumptions and treatment caused by the Chapter 11 Cases and the Plan and may not be representative of our operations and results going forward. See Part I – Item 1A. Risk Factors for further discussion of the risks associated with our emergence from bankruptcy, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations for the three months ended March 31, 2024 and 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Net sales	$—	$189
Cost of sales	—	30,811
Operating Expenses
Selling, general and administrative expenses	5,243	14,687
Research and development expenses	—	14,425
Reorganization items	4,241
Impairment of property plant & equipment, prepaids and intangibles	—	114,440
Total operating expenses	$9,484	$143,552
Loss from operations	(9,484)	(174,174)
Other income (expense)	(98)	64
Interest income	1,109	2,391
Loss before income taxes	$(8,473)	$(171,719)
Income tax expense	—	—
Net loss	$(8,473)	$(171,719)
Less accrued preferred stock dividend	655	(605)
Net loss attributable to common shareholders	$(9,128)	$(171,114)

As a result of the Company’s filing for Chapter 11 bankruptcy protection in June 2023 and the significant events that have transpired since then, the period-over-period comparisons of our results of operations are not indicative of consistent underlying business operations.

Net Sales and Cost of Sales

As a result of the Chapter 11 Cases, production of the Endurance ended in June 2023 and with the Company’s emergence from bankruptcy as a shell company, there were no sales or cost of sales during the three months ended March 31, 2024. A total of three vehicles were sold during the three months ended March 31, 2023 resulting in revenue of $0.2 million.

Cost of sales for the three months ended March 31, 2023 were $30.8 million consisting primarily of a $19.8 million adjustment to inventory to reflect its net realizable value and $7.5 million in manufacturing depreciation, with additional expenses related to producing the Endurance, product warranty accruals, and selling and delivery costs.

Selling, General and Administrative Expense

Selling, general and administration expenses (“SG&A”) totaled $5.2 million for the three months ended March 31, 2024 compared to $14.7 million for the three months ended March 31, 2023. With the Chapter 11 Cases commencing in June 2023, the Company’s SG&A expense is not comparable on a year-over-year basis.

SG&A for the three months ended March 31, 2024 consisted primarily of $3.6 million in personnel and professional fees, including $2.6 million in accelerated stock compensation expense, and insurance premium amortization of $2.8 million, partially offset by adjustments to non-bankruptcy related legal and professional fees.

SG&A for the three months ended March 31, 2023 consisted primarily of $8.3 million in personnel and professional fees, $3.0 million in non-reorganization related legal fees and expenses, insurance premium amortization of $1.5 million and all other sales and marketing expenses of $1.9 million.

Research and Development Expense

As a result of the actions taken in connection with the Chapter 11 Cases, there were no research and development (“R&D”) expense during the three months ended March 31, 2024.

R&D for the first quarter of 2023 was $14.4 million related to development and engineering activities associated with the Endurance and future programs, and consisted primarily of $9.7 million in personnel costs, $2.2 million for outside engineering and consulting services and $2.5 million in prototype components and other testing and development supplies.

Reorganization Items

Reorganization items represent the expenses directly and incrementally resulting from the Chapter 11 Cases filed on June 27, 2023. For the three months ended March 31, 2024, reorganization items consisted of $3.6 million in legal fees, $1.1 million in consulting fees, partially offset by a $0.5 million reduction in potential bankruptcy claims and settlements. The reorganization items include costs incurred by the Company as well as those incurred by the official Unsecured Creditors Committee and official Equity Committee, for which the Company is responsible.

Impairment of property, plant, and equipment, prepaids and other intangibles

Property, plant, and equipment was periodically reviewed for potential impairment for recoverability by comparing the carrying amount of our asset group to estimated undiscounted future cash flows expected to be generated by the asset group. The fair value was derived from the Company’s enterprise value at the time of impairment as we believe it represented the most appropriate fair value of the asset group in accordance with accounting guidance. As the carrying amount of our asset group exceeded its estimated undiscounted future cash flows, we recognized a $109.8 million impairment charge for the three months ended March 31, 2023 based on the difference between the carrying value of the fixed assets and their fair value as of March 31, 2023.

For the three months ended March 31, 2023 the Company recognized a $4.6 million impairment charge against prepaid inventory purchases and royalties related to payments for quantities in excess of our anticipated production requirements.

Liquidity and Capital Resources

As a result of the Company’s accumulated deficit, lack of any immediate sources of revenue, and the risks and uncertainties related to (i) the Company’s ability to successfully resolve litigation and other claims that may be filed against us, (ii) the effects of disruption from the Chapter 11 Cases, including the loss of our personnel, and (iii) the costs of the Chapter 11 Cases, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

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

The Company had cash and cash equivalents of approximately $19.7 million, excluding restricted cash of approximately $57.7 million, an accumulated deficit of $1.2 billion at March 31, 2024 and a net loss of $8.5 million for the three months ended March 31, 2024.

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities (see Note 8 – Commitments and Contingencies) and (ii) the outcome of the Company’s efforts to realize value, if any, from its retained causes of action, including the Foxconn Litigation, and other remaining assets.

We have incurred significant professional fees and other costs in connection with preparation for and prosecution of the Chapter 11 Cases and expect to continue to incur significant professional fees and costs. In addition, we are subject to significant contingent liabilities, the full scope of which is uncertain at this time (see Note 8 – Commitments and Contingencies). Furthermore, under the Plan, we are conducting a process to reconcile the claims asserted that has resulted in approximately $57.7 million of our cash being reserved for settling outstanding claims against the Company, including litigation and indemnification claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. Under the Plan, we established an $8.2 million escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”). The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. Therefore, the actual obligations may be more or less than the amount escrowed. To the extent the Professional Fee Escrow is insufficient, the Company will be required to use its available unrestricted cash to settle its obligations. In the event the Professional Fee Escrow exceeds the Company’s obligations, funds will be returned to the Company and become unrestricted. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of March 31, 2024, $42.0 million was included in restricted cash, which represents the initial Claims Reserve of $45 million, less $3.0 million the Company paid into escrow upon emergence from bankruptcy for the cash portion of the Ohio Securities Litigation Settlement. Pursuant to the Plan (which includes certain exceptions), upon emergence (i) the Claims Ombudsman was appointed to oversee the administration of claims asserted against the Company by general unsecured creditors and (ii) a trustee was appointed to oversee the litigation trust, which may be funded with certain retained causes of action of the Company, as was determined by the Board. Holders of certain unsecured claims are expected to be entitled to receive post-petition interest on their claim amount as of the later of the date the claim was due to be paid, or the petition date. Therefore, if the claims resolution process takes longer than anticipated, the total liability to settle claims will increase.

The amount of the Claims Reserve is subject to change and could increase materially. The Claims Reserve is adjusted downward as payments are made for allowed claims, and may also be adjusted downward as claims are resolved or otherwise as a result of the claims resolution process. Claimants may have the ability to amend their proofs of claim that could significantly increase the total claims, beyond our estimates or reserve. There is also risk of additional litigation and claims that may be asserted after the Chapter 11 Cases against the Company or its indemnified directors and officers that may be known or unknown and the Company may not have the resources to adequately defend or dispute such claims due to the Chapter 11 Cases. The Company cannot provide any assurances as to what the Company’s total actual liabilities will be based on any such claims. To the extent that the Claims Reserve is insufficient to pay general unsecured creditors in full with interest, such deficiency will be payable from certain other assets of the Company, as set forth in the Plan. Moreover, pursuant to the Plan, the deadline for parties to file administrative claims against the Company (i.e., claims for costs and expenses of administration , including (i) the actual and necessary costs and expenses incurred, after the petition date and through the date the Company emerged from bankruptcy, to preserve the estates and operate the businesses of the Debtors; (ii) professional fee claims; and (iii) fees and charges payable to the United States Trustee) was April 14, 2024, which could result in additional liabilities. Such additional liabilities, including but not limited to administrative claims and claims by holders of our Class A common stock and Preferred Stock among other potential classes of claimants, if allowed, have not been allocated for in the Claims Reserve.

Our assets consist of cash and cash equivalents, restricted cash, the Foxconn Litigation claims, claims the Company may have against other parties and NOLs.

See Risk Factors under Part I – Item 1A. in our Annual Report on Form 10-K and Part II – Item 1A. below for further discussion of the risks associated with our limited capital resources and loss exposures, among other risks.

Summary of Cash Flows

The following table provides a summary of Nu Ride’s cash flow data for the period indicated:

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Net Cash used in operating activities	$(9,555)	$(38,116)
Net Cash provided by investing activities	$—	$24,844
Net Cash used in financing activities	$(106)	$—

Net Cash Used by Operating Activities

Net cash used in operating activities decreased by $28.6 million for the three months ended March 31, 2024 compared to 2023. The decrease of cash used in operating activities, was principally due to the cessation of operations as a result of the Chapter 11 Cases. The Company’s net loss, as adjusted to reconcile cash used by operating activities was $3.8 million for the first three months of 2023, compared to $28.5 million for same period of 2024. The net loss, as adjusted to reconcile cash used by operating activities for the first three months of 2023 included non-cash manufacturing charges of $141.9 million, including $114.4 million in impairment charges, $19.8 million related to the write down of inventory and prepaid inventory, and $7.7 million in depreciation of property, plant and equipment and intangible assets. No such charges were incurred in the first three months of 2024.

Net Cash Provided by (Used in) Investing Activities

The Company had no investing activities for the three months ended March 31, 2024. Investing activities for the three months ended March 31, 2023, included $55.0 million in maturities of short-term investments, offset by $22.2 million in purchases of short-term investments and $7.9 million in purchases of property, plant, and equipment.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2024, financing activities were limited to the issuance of Class A common stock associated with the Company’s 2020 Plan. There were no financing transactions during the three months ended March 31, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements for more information about recent accounting pronouncements, the timing of their adoption, and management’s assessment, to the extent they have made one, of their potential impact on Nu Ride’s financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls, activities, and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs and the nature of operating activities. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In light of the limited nature of our operations, our controls primarily relate to financial reporting and payment of our expenses. As a result of eliminating personnel, including full-time employees, we have enhanced our oversight of accounting and payment processing with increased executive involvement and support from consultants and advisors to facilitate the presentation of information with respect to our operations that is accurate and complete. Our Chief Executive Officer also serves as our Chief Financial Officer.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 8 – Commitments and Contingencies of the notes to the unaudited Condensed Consolidated Financial Statements contained herein.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth below in this report and in the section captioned "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned "Cautionary Note Regarding Forward-Looking Statements" above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related to our Emergence from Chapter 11 Bankruptcy

Despite having emerged from bankruptcy, we continue to be subject to the risks and uncertainties associated with residual Chapter 11 bankruptcy proceedings.

We emerged from Chapter 11 bankruptcy on March 14, 2024, however, we may be subject to residual risks and uncertainties associated with Chapter 11 bankruptcy proceedings. The ultimate impact of events that occurred during, or that may occur subsequent to, the Chapter 11 Cases will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward. We currently have no revenue producing operations.

The composition of our Board of Directors has changed significantly.

Pursuant to the Plan, the composition of our Board of Directors changed significantly. Following our emergence from Chapter 11, our board of directors consists of five directors, none of whom had previously served on our Board of Directors. The new directors have different backgrounds, experiences and perspectives from those who previously served on our Board of Directors and thus may have different views on the issues that will determine our future.

There is substantial doubt regarding our ability to continue as a going concern and the adequacy of our capital resources upon our emergence from bankruptcy.

We have concluded that there is substantial doubt regarding our ability to continue as a going concern. We face uncertainty regarding the adequacy of our liquidity and capital resources to maintain our limited operations. Through the Chapter 11 Cases, we sold material assets used in our operations pursuant to the LandX Asset Purchase Agreement and have no remaining revenue-producing operations and minimal tangible assets other than cash on hand.

Claims have been filed against or scheduled by the Company. Such claims remain subject to the claims administration process, pursuant to the terms of the Plan. The Claims Ombudsman will have the authority to settle, litigate or otherwise resolve general unsecured claims against the Company. The ultimate amount that will be paid with respect to such claims cannot be predicted. Subject to the terms of the Plan, distributions under the Plan will come from the Company’s assets.

There can be no assurance that cash on hand and other resources will be sufficient to allow us to satisfy any remaining obligations related to the Plan and our emergence from bankruptcy or litigation, claims and investigations, future liabilities or continue to sustain our limited current operations or potential future plans for our operations.

Risks Related to our Business

We are a shell company, and our only material assets are cash on hand, the claims asserted in the Foxconn Litigation, claims that the Company may have against other parties, and NOLs.

As a shell company (as defined in Rule 12b-2 of the Exchange Act), our only material assets are cash on hand and intangible assets, including the claims asserted in the Foxconn Litigation, claims the Company may have against other parties and NOLs. As of March 31, 2024, we had $19.7 million cash and cash equivalents, excluding restricted cash. For the foreseeable future, our principal source of revenue and cash flow will be investment income from our investment portfolio, if any. We anticipate relying upon such liquid assets to sustain operating expenses, unless or until the consummation of a business combination or we are able to secure additional funding, if at all. We cannot provide any assurance that we will identify a suitable business opportunity, consummate a business combination or that our choice of business combination will result in profitable operations, the ability to generate cash or the effective utilization of our NOLs. Moreover, there can be no assurance that financing will be available to us on favorable terms and timing or at all. We and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. If we are not able to continue as a going concern, or if there is continued doubt about our ability to do so, the value of your investment would be materially and adversely affected. We cannot predict or quantify the ultimate impact that events that have occurred during or upon our emergence from the Chapter 11 Cases may have on ultimate recovery for stakeholders, including creditors and stockholders.

The expenses and awards, if any, attributable to the Foxconn Litigation is uncertain.

Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of the Foxconn Litigation. An unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome of the Foxconn Litigation, it is likely to result in substantial expenses and may require us to devote substantial resources, including management’s time, to it. No assurances can be provided as to the Company having sufficient resources to pursue the Foxconn Litigation, the outcome or recoveries, if any.

Our Board of Directors may change our business plan and strategy without stockholder approval, which could alter the nature of your investment.

Our Board of Directors is developing and reviewing its business plan and strategy for the Company and determining what is in the best interest of our stockholders. This business plan and strategy may change over time. The methods of implementing our business plan and strategy may vary, as trends emerge and opportunities develop. Our business plan and strategy, the methods for its implementation, and our other objectives, may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

Our business depends on the continuing efforts of our management and third parties. If it loses their services, our business may be severely disrupted.

We do not have any full-time employees. Our business operations depend on the efforts of consultants and professional service providers to execute our business plan, operations and internal controls, including all of our financial reporting and claims reconciliation. If our Chief Executive Officer or key consultants become unable or unwilling to continue providing their services to us, we might not be able to replace them in a timely manner, or at all. We may incur additional expenses to recruit and retain qualified replacements. As a result, our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected.

Failure to maintain an effective internal control over financial reporting may cause our investors to lose confidence in our financial and other reports.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that the combined company file annual reports with respect to our business and financial condition. Section 404 of the Sarbanes-Oxley Act requires, among other things, that we include a report of our management on our internal control over financial reporting. We are also required to include certifications of our management regarding the effectiveness of our disclosure controls and procedures. If we cannot effectively maintain our controls and procedures, we could suffer material misstatements in our financial statements and other information it reports which would likely cause investors to lose confidence. This lack of confidence could lead to a decline in the trading price of our common stock.

The Internal Revenue Service (“IRS”) could challenge the amount, timing and/or use of our NOL carryforwards.

The amount of our NOL carryforwards has not been audited or otherwise validated by the IRS. Among other things, the IRS could challenge whether an ownership change has occurred since November 2020, as well as the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOL carryforwards. In addition, calculating whether an ownership change has occurred within the meaning of Section 382 of the Code is subject to inherent uncertainty, both because of the complexity of applying Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable NOL carryforwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities.

We may be subject to additional litigation related to the Chapter 11 Cases

Pursuant to the terms of the Plan, a significant amount of our cash on hand is being used to settle outstanding claims against the Company, including litigation claims. However, we, or our indemnified directors and officers, may be subject to additional litigation and claims in connection with the Chapter 11 Cases that may be asserted after our emergence from bankruptcy and that may be currently unknown to us and for which we do not have the resources to adequately defend or dispute such claims, including, but not limited to those proofs of claim filed as unliquidated. We cannot provide any assurances as to what our total actual liabilities will be based on any such claims.

Our public shareholders may not be afforded an opportunity to vote on a proposed business combination.

We may choose not to hold a shareholder vote to approve a business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval.

Risks Related to our Securities

Our Preferred Stock ranks senior to our Class A common stock, which may adversely affect holders of our Class A common stock.

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

The Preferred Stock liquidation preference amount is equal to approximately $30 million, plus accrued dividends. Pursuant to the Plan, the Preferred Stock held by Foxconn will remain outstanding and its rights with respect to its preferred equity, including with respect to any liquidation preference which has or may become due, are unimpaired. We would vigorously oppose any assertion of Foxconn’s entitlement to receive the liquidation preference, but if we would be unsuccessful, may materially affect our ability to continue as a going concern.

As long as Foxconn, subject to the outcome of the Foxconn Litigation, or another party or concentrated group owns or controls a significant percentage of our Preferred Stock or outstanding voting power, they have the ability to have a significant influence on our actions and operation of the Board and to influence certain corporate actions requiring stockholder approval, including the election of directors, any amendment of our Charter and the approval of significant corporate transactions. On a pro forma basis, after giving effect to the conversion of its Preferred Stock and accrued dividends (but not the exercise of the Foxconn Warrants as they are currently substantially out of the money), Foxconn would hold shares of Class A common stock representing approximately 14% of our outstanding Class A common stock as of March 31, 2024. This concentration of voting power and other rights could have the effect of delaying or preventing a change of control or changes in management and would make the approval of certain transactions difficult or impossible without the support of these significant stockholders. Any of the foregoing could impact our ability to run our business and may adversely affect the influence of the holders and market price of our Class A common stock.

Our Class A common stock trades on an over-the-counter market.

On August 6, 2023, our Class A common stock was delisted from Nasdaq. As a result of the delisting, our Class A common stock currently trades on the OTC Pink Marketplace under the symbol “NRDE”, and such market is currently the only trading market for our Class A common stock, which subjects the Company and our stockholders to certain significant risks including:

●	limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	limited amount of news and analyst coverage or no coverage at all;
●	decreased ability to issue additional securities or obtain additional financing in the future; and
●	our securities are no longer “covered securities” under the National Securities Markets Improvement Act of 1996, and therefore subject to regulation in each state in which we offer securities.

We can provide no assurance that our Class A common stock will continue to trade on this market or any other market, whether broker-dealers will continue to provide public quotes of our Class A common stock on this market, whether the trading volume of our Class A common stock will be sufficient to provide for an efficient trading market or whether quotes for our Class A common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our Class A common stock. The ability of our investors to access the capital markets may be severely limited or eliminated. Furthermore, because of the limited market and generally low volume of trading in our Class A common stock, the price of our Class A common stock is likely to be volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	None.
(c)	During the quarter ended March 31, 2024, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as each term is defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
2.1	Third Modified First Amended Joint Chapter 11 Plan of Lordstown Motors Corp. and Its Affiliated Debtors (incorporated by reference to Exhibit 2.1 on Form 8-K filed with the SEC on March 7, 2024).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.2	Second Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
10.1#*	Severance and Consulting Agreement, dated March 13, 2024, between Lordstown Motors Corp. and Daniel Ninivaggi.
10.2#*	Severance and Consulting Agreement, dated March 13, 2024, between Lordstown Motors Corp. and Adam Kroll.
10.3#*	Severance and Consulting Agreement, dated March 13, 2024, between Lordstown Motors Corp. and Edward T. Hightower.
10.4*	Engagement Letter, dated March 15, 2024, between Nu Ride Inc. and M3 Partners LP.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Order (I) Confirming Third Modified First Amended Joint Chapter 11 Plan of Lordstown Motors Corp. and Its Affiliated Debtors and (II) Granting Related Relief (incorporated by reference to Exhibit 99.1 on Form 8-K filed with the SEC on March 7, 2024).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E

NU RIDE INC.

Date: May 14, 2024	/s/ William Gallagher
William Gallagher
Chief Executive Officer, President, Secretary, and Treasurer
(Principal Executive Officer and Principal Financial Officer)