Form 10-Q
period 2024-06-30
NU RIDE INC.
filed 2024-08-13
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of August 12, 2024, 16,096,296 shares of the registrant’s Class A common stock were outstanding.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are based upon assumptions and are not guarantees of future performance. Actual results may differ materially from those contained in forward-looking statements due to various factors, including, but not limited to: limited management, labor, and financial resources; our reliance upon third parties for key aspects of our business; our ability to maintain adequate internal controls; our ability to maintain a market in our securities; our ability to continue as a going concern; and our ability obtain financing, if and when needed, on terms that are acceptable, as well as those risks and factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

You are cautioned that trading in shares of our Class A common stock is highly speculative. Trading prices for our Class A common stock may bear little or no relation to actual value, if any. In addition, our Second Amended and Restated Certificate of Incorporation contains certain trading restrictions, which are designed to support our efforts to preserve our net operating loss carryforwards and other tax attributes and generally restrict transactions involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.5% or more of all issued and outstanding shares of Class A common stock). Accordingly, we urge extreme caution with respect to existing and future investments in our Class A common stock.

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

Unless the context indicates otherwise, all shares of our Class A common stock are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective on May 24, 2023.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS:
Current Assets
Cash and cash equivalents	$20,943	$87,096
Restricted cash	41,309	—
Prepaid insurance	393	2,825
Other current assets	1,068	2,218
Total current assets	$63,713	$92,139
Other non-current assets	—	30
Total Assets	$63,713	$92,169
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$333	$933
Accrued legal and professional	1,111	12,815
Accrued expenses and other current liabilities	281	1,650
Total current liabilities	$1,725	$15,398
Liabilities subject to compromise	19,367	30,467
Total liabilities	$21,092	$45,865

Commitments and contingencies (Note 8)
Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	$34,078	$32,755
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized;16,096,296 and 15,953,212 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$24	$24
Additional paid in capital	1,185,793	1,183,804
Accumulated deficit	(1,177,274)	(1,170,279)
Total stockholders’ equity	$8,543	$13,549
Total liabilities, mezzanine equity and stockholders’ equity	$63,713	$92,169

See Notes to Unaudited Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Operations

(in thousands except for per share data)

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net sales	$—	$2,151	$—	$2,340
Cost of sales	—	60,739	—	91,550
Operating (income) expense
Selling, general and administrative expenses	1,482	57,688	6,725	72,375
Research and development expenses	—	12,303	—	26,728
Legal settlement and litigation charges (benefit), net	(2,015)	—	(2,559)	—
Reorganization items	—	—	4,785	—
Impairment of property plant & equipment and intangibles	—	25,041	—	139,481
Total operating (income) expense, net	$(533)	$95,032	$8,951	$238,584
Income (loss) from operations	$533	$(153,620)	$(8,951)	$(327,794)
Other income (expense)
Loss on sale of assets	—	(2,609)	—	(2,609)
Other (expense) income	(65)	93	(163)	157
Investment and interest income	1,010	1,645	2,119	4,036
Income (loss) before income taxes	$1,478	$(154,491)	$(6,995)	$(326,210)
Income tax expense	—	—	—	—
Net income (loss)	1,478	(154,491)	(6,995)	(326,210)
Less accrued preferred stock dividend	668	(618)	1,323	(1,223)
Net income (loss) attributable to common shareholders	$810	$(153,873)	$(8,318)	$(324,987)
Net income (loss) per share attributable to common shareholders
Basic	$0.05	$(9.69)	$(0.52)	$(20.39)
Diluted	$0.05	$(9.69)	$(0.52)	$(20.39)
Weighted-average number of common shares outstanding
Basic	16,096	15,940	16,014	15,936
Diluted	17,537	15,940	16,014	15,936

See Notes to Unaudited Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Common Stock adjusted to reflect May 2023 reverse stock split)

(Unaudited)

	Three Months Ended June 30, 2024
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2024	300	$33,410	16,096	$24	$1,186,438	$(1,178,752)	$7,710
Stock compensation	—	—	—	—	23	—	23
Accrual of Series A Convertible Preferred Stock dividends	—	668	—	—	(668)	—	(668)
Net income	—	—	—	—	—	1,478	1,478
Balance at June 30, 2024	300	$34,078	16,096	$24	$1,185,793	$(1,177,274)	$8,543

	Three Months Ended June 30, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2023	300	$30,866	15,935	$24	1,180,723	$(998,932)	$181,815
RSU Vesting	—	—	18	—	(20)		(20)
Stock compensation	—	—	—	—	2,284	—	2,284
Accrual of Series A Convertible Preferred Stock dividends	—	618			(617)		(617)
Net loss	—	—	—	—	—	(154,491)	(154,491)
Balance at June 30, 2023	300	$31,484	15,953	$24	$1,182,370	$(1,153,423)	$28,971

	Six Months Ended June 30, 2024
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	300	$32,755	15,953	$24	$1,183,804	$(1,170,279)	$13,549
RSU vesting	—	—	143	—	(106)	—	(106)
Stock compensation	—	—	—	—	3,418	—	3,418
Accrual of Series A Convertible Preferred Stock dividends	—	1,323	—	—	(1,323)	—	(1,323)
Net loss	—	—	—	—	—	(6,995)	(6,995)
Balance at June 30, 2024	300	$34,078	16,096	$24	$1,185,793	$(1,177,274)	$8,543

	Six Months Ended June 30, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	300	$30,261	15,928	$24	$1,178,960	$(827,213)	$351,771
RSU vesting	—	—	25	—	(65)	—	(65)
Stock compensation	—	—	—		4,698	—	4,698
Accrual of Series A Convertible Preferred Stock dividends	—	1,223	—	—	(1,223)	—	(1,223)
Net loss	—	—	—	—	—	(326,210)	(326,210)
Balance at June 30, 2023	300	$31,484	15,953	$24	$1,182,370	$(1,153,423)	$28,971

See Notes to Unaudited Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net loss	$(6,995)	$(326,210)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	3,418	4,698
Loss on disposal of fixed assets	—	2,609
Impairment of property plant and equipment and intangible assets	—	139,481
Depreciation of property plant and equipment	—	54,308
Write down of inventory and prepaid inventory	—	24,105
Other non-cash changes	—	(1,761)
Changes in assets and liabilities:
Inventory	—	(10,537)
Prepaid insurance and other assets	3,612	4,596
Accounts payable	(600)	(5,997)
Accrued legal and professional	(11,704)	39,396
Accrued expenses and other current liabilities	(12,469)	(380)
Net Cash used in operating activities	$(24,738)	$(75,692)

Investing activities
Purchases of property plant and equipment	$—	$(10,188)
Purchases of short-term investments	—	(32,147)
Maturities of short-term investments	—	112,203
Proceeds from the sale of fixed assets	—	198
Net Cash provided by investing activities	$—	$70,066

Financing activities
Tax withholding payments related to net settled restricted stock compensation	$(106)	$—
Net Cash used in financing activities	$(106)	$—
Decrease in cash, cash equivalents, and restricted cash	$(24,844)	$(5,626)
Cash and cash equivalents, beginning balance	87,096	121,358
Cash, cash equivalents, and restricted cash ending balance	$62,252	$115,732

Non-cash derecognition of Foxconn down payments for sale of fixed assets	$—	$321
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Cash paid for reorganization items	$16,559	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of Business

Overview

On June 27, 2023, Lordstown Motors Corp., a Delaware corporation, together with its subsidiaries (“Lordstown,” the “Company,” or the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

In connection with the Chapter 11 Cases, the Company ceased production and sales of its flagship vehicle, the Endurance, and new program development. Furthermore, the Company continued its cost-cutting actions that included significant personnel reductions. On September 29, 2023, the Company entered into the LandX Asset Purchase Agreement (as defined below) to sell specified assets related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests. The purchaser assumed certain specified liabilities of the Company for a total purchase price of $10.2 million in cash in a transaction that closed on October 27, 2023 (discussed below under “Sale of Certain Assets to LandX”). The Company’s remaining assets following the closing of the LandX Asset Purchase Agreement consist largely of cash on hand, the claims asserted in the Foxconn Litigation (as defined below), claims that the Company may have against other parties, as well as net operating loss (“NOL”) carryforwards and other tax attributes.

Upon emergence from bankruptcy, the near-term operations of the Company consist of (a) claims administration under the Second Modified First Amended Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors (the “Plan”), (b) addressing the Foxconn Litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the Company against any counterclaims and (e) filing Exchange Act reports and satisfying other regulatory requirements.

In the future, the Company may explore potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the value of the Company’s NOLs. No assurances can be made that the Company will be successful in prosecuting any claim or cause of action or that any strategic alternative or business combination will be identified and/or would result in profitable operations or the ability to realize any value from the NOLs. The Company anticipates that the prosecution of claims and causes of action and the evaluation and pursuit of potential strategic alternatives will be costly, complex, and risky. As of the date of this report, the Company has neither entered into a definitive agreement with any party, nor has the Company engaged in any specific discussions with any potential business combination candidate regarding business opportunities.

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

Emergence From Bankruptcy

On September 1, 2023, the Debtors filed a Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors and a related proposed disclosure statement, which were amended and modified on each of October 24, 2023, October 29, 2023, and October 30, 2023. On January 31, 2024, the Debtors filed the Plan. The modifications to the Plan since the previously filed version incorporated, among other things, a settlement (the “Ohio Securities Litigation Settlement”) of claims against the Debtors and certain directors and officers of the Debtors that were serving in such roles as of December 12, 2023, asserted in, or on the same or similar basis as those claims asserted in, the securities class action captioned In re Lordstown Motors Corp. Securities Litigation (the “Ohio Securities Litigation”). The Plan also included, as a condition to confirmation of the Plan, that the SEC approve an offer of settlement submitted by the Debtors to resolve the SEC Claim (as defined below).

On March 5, 2024, the Bankruptcy Court entered a confirmation order confirming the Plan. Following the entry of the confirmation order and all conditions to effectiveness of the Plan being satisfied, the Debtors emerged from bankruptcy on March 14, 2024 under the name “Nu Ride Inc.” Upon emergence, the SEC Claim was deemed withdrawn pursuant to the terms of the settlement with the SEC and the confirmation order. Upon emergence, a new Board of Directors was appointed pursuant to the Plan and all remaining full-time employees, including the Company’s pre-emergence executive officers, were terminated. Some of those employees continue to provide services to the Company as consultants. The Company’s Chief Executive Officer, who is its sole executive officer, was elected by the new Board of Directors in accordance with the Plan, as of the Company’s emergence.

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

On September 29, 2023, Foxconn filed a motion to dismiss all counts of the Foxconn Litigation and brief in support of the same (the “Foxconn Adversary Motion to Dismiss”), asserting that all of the Company’s claims are subject to binding arbitration provisions and that the Company has failed to state a claim for relief. The Company believes that the Foxconn Adversary Motion to Dismiss is without merit and, on November 6, 2023, the Company filed an opposition to Foxconn’s Adversary Motion to Dismiss. Foxconn filed a reply in support of the Foxconn Adversary Motion to Dismiss on November 30, 2023. On December 7, 2023, the Company and its equity committee (the “Equity Committee”) filed a notice of completion of briefing, which provided that the briefing of the Foxconn Adversary Motion to Dismiss has been completed and such motion is ready for disposition.

On August 1, 2024, the Bankruptcy Court entered an opinion and order partially denying and partially granting the Foxconn Adversary Motion to Dismiss. Nine of the Company’s claims survived the motion to dismiss on the grounds that the Company pled viable claims against Foxconn and the claims were not subject to mandatory arbitration. The Court also dismissed two of the Company’s claims. The Company intends to vigorously pursue this litigation. Any net proceeds from the Foxconn Litigation may enhance the recoveries for holders of claims and equity interests of shareholders (“Interests”), as set forth in the Plan. However, no assurances can be provided as to the Company having sufficient resources to pursue the Foxconn Litigation, the outcome or recoveries, if any.

See Note 8 – Commitments and Contingencies – Foxconn Litigation for additional information.

Basis of Presentation and Principles of Consolidation

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the Company will continue in operation for one year after the date these condensed consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the ordinary course of business. In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern for one year from the date these condensed consolidated financial statements are issued.

The Company had cash and cash equivalents of approximately $20.9 million, excluding restricted cash of approximately $41.3 million, an accumulated deficit of $1.2 billion at June 30, 2024, net income of $1.5 million for the three months ended June 30, 2024, and a net loss of $7.0 million for the six months ended June 30, 2024. As a result of the Company’s accumulated deficit, lack of any immediate sources of revenue, and the risks and uncertainties related to the Company’s ability to successfully resolve known and unknown claims that are or may be filed against us, substantial doubt exists regarding our ability to continue as a going concern. The Company’s liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities and (ii) the outcome of the Company’s efforts to realize value, if any, from its retained causes of action, including the Foxconn Litigation, and other remaining assets. The Company intends to explore potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the value of the Company’s NOLs.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Financial Statement Preparation

The preparation of condensed consolidated ﬁnancial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements, and related disclosures in the accompanying notes to the financial statements. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of changes are reflected in the condensed consolidated financial statements in the period they are determined to be necessary. The Chapter 11 Cases may result in ongoing, additional changes in facts and circumstances that may cause the Company’s estimates and assumptions to change, potentially materially. The Company undertakes no obligation to update or revise any of the disclosures, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

There have been no material changes to the critical accounting policies and estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Segment Information

The Company has one reportable and operating segment.

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash

Cash includes cash equivalents which are highly liquid investments that are readily convertible to cash. The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. The Company maintains its cash in bank deposit and securities accounts that exceed federally insured limits. The Company has not experienced significant losses in such accounts and management believes it is not exposed to material credit risk.

The Company’s short-term investments consist primarily of U.S. Treasury notes and bills and U.S. Government and prime asset money market funds. The short-term investments are accounted for as available-for-sale securities. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Restricted cash balances represent cash reserves as required by the Plan. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”). The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. Therefore, the actual obligations may be more or less than the amount escrowed. To the extent the Professional Fee Escrow is insufficient, the Company will be required to use its available unrestricted cash to settle its obligations. In the event the

Professional Fee Escrow exceeds the Company’s obligations, funds will be returned to the Company and become unrestricted. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of June 30, 2024, $34.8 million was included in restricted cash, which represents the initial Claims Reserve of $45 million, less $10.2 million the Company paid into escrow upon emergence from bankruptcy for the cash portion of the Ohio Securities Litigation Settlement.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$20,943	$87,096
Restricted Cash	41,309	—
Total cash, cash equivalents, and restricted cash reported on the condensed consolidated statements of cash flows	$62,252	$87,096

Liabilities Subject to Compromise

In the accompanying condensed consolidated balance sheets, the “Liabilities subject to compromise” line is reflective of expected allowed claim amounts in accordance with ASC 852-10 and are subject to change materially based on the continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 8 – Commitments and Contingencies for further detail.

Inventory and Inventory Valuation

Substantially all the Company’s inventory was specific to the production of the Endurance. As discussed above, the Company ceased production of the Endurance in June 2023. All of our Endurance inventory was sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023.

The Company’s inventory was stated at the lower of cost or net realizable value (“NRV”). In addition to the NRV analysis, the Company recognized an excess inventory reserve to adjust for inventory quantities that were in excess of anticipated Endurance production. The charge to reflect NRV and excess inventory totaled $4.3 million and $24.1 million for the three and six months ended June 30, 2023, respectively, and is recorded with Cost of Sales in the Company’s Condensed Consolidated Statement of Operations. No such charges were recognized for the three and six months ended June 30, 2024, respectively.

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

The Company recognized impairment charges of $25.0 million and $139.5 million for the three and six months ended June 30, 2023, respectively. No such charges were recognized for the three and six months ended June 30, 2024, respectively.

Warrants

The Company accounted for its warrants in accordance with the guidance contained in Accounting Standards Codification 815: Derivatives and Hedging (“ASC 815”) 815-40-15-7D and 7F under which the warrants did not meet the criteria for equity treatment and were recorded as liabilities at their fair value at each reporting period. Any change in fair value was recognized in the statement of operations. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly as of June 30, 2023.The fair value of the Company’s warrants is currently deemed to be zero.

Revenue Recognition

Revenue was recognized when control of a promised good or service was transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for the good or service. Our performance obligations were satisfied at a point in time. The Company recognized revenue when the customer confirmed acceptance of vehicle possession. Costs related to shipping and handling activities are a part of fulfillment costs and are therefore recognized under cost of sales. The Company’s sales are final and do not have a right of return clause. There were limited instances of sales incentives offered to fleet management companies. The incentives offered were of an immaterial amount per vehicle, and there were no sales incentives recognized during 2024 or 2023.The Company did not offer financing options therefore there is no impact on the collectability of revenue. Upon emergence from bankruptcy as a shell company in March 2024, there were no sales or cost of sales during the six months ended June 30, 2024.

Product Warranty

The estimated costs related to product warranties were accrued at the time products were sold and are charged to cost of sales, which included our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. As part of the bankruptcy proceedings, the Company received authorization from the Bankruptcy Court to repurchase all vehicles that were in the possession of the Company’s customers. The Company repurchased and sold for parts all but three of the vehicles that the Company had sold. The Company does not believe that the Company has any warranty obligations related to the three vehicles retained by customers.

Research and Development Costs

The Company expensed research and development costs as they were incurred. Research and development costs consisted primarily of personnel costs for engineering, testing and manufacturing costs, along with expenditures for prototype manufacturing, testing, validation, certification, contract and other professional services and costs.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Accounting for Stock-Based Compensation (ASC Topic 718), which establishes a fair value-based method of accounting for stock-based compensation plans. In accordance with ASC Topic 718, the cost of stock-based awards issued to employees and non-employees over the awards vest period is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, expected option life and risk-free interest rate. The resulting amount was charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. Further, pursuant to ASU 2016-09 – Compensation – Stock Compensation (Topic 718), the Company has elected to account for forfeitures as they occur. See Note 7 – Stock Based Compensation.

Reorganization Items

Reorganization items of $4.8 million for the six months ended June 30, 2024 represent the expenses directly and incrementally resulting from the Chapter 11 Cases and are separately reported as Reorganization items in the condensed consolidated Statements of Operations. These reorganization costs are significant and currently represent the majority of the Company’s ongoing total operating expenses.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense. The Company does not have any accrued interest or penalties accrued related to unrecognized tax benefits as of June 30, 2024 and December 31, 2023, respectively.

At December 31, 2023 the Company had $993.2 million of estimated federal net operating losses that carry forward indefinitely. At December 31, 2023, estimated state net operating losses of $322.3 million will be able to be carried forward 10 years and estimated local net operating losses of $558.0 million will be able to be carried forward between two to five years.

Reclassifications

Certain reclassifications have been made in the presentation of the prior period balance sheet related to prepaid expenses, prepaid insurance, and other current assets as well as to the prior period statement of cash flows related to accrued legal and professional and accrued expenses and other liabilities to conform with the June 30, 2024 presentation.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. This ASU requires interim and annual disclosure of significant segment expenses that are regularly provided to the chief operating decision-maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. This authoritative guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. This ASU requires that reporting entities disclose specific categories in the effective tax rate reconciliation as well as information about income taxes paid. The authoritative guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on the Company’s condensed consolidated financial statements.

NOTE 3 — FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The Company follows the accounting guidance in ASC Topic 820, Fair Value Measurements (ASC Topic 820) for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes when inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value.

The Company has the following warrants outstanding as of June 30, 2023 (with exercise prices shown in pre-Reverse Stock Split amounts): (i) warrants (the “Private Warrants”) to purchase Class A common stock with an exercise price of $11.50 per share, and (ii) the Foxconn Warrants to purchase shares of Class A common stock with an exercise price of $10.50.

As of June 30, 2024, following the Reverse Stock Split, we had 0.113 million Foxconn Warrants with an exercise price of $157.50, and 0.153 million Private Warrants with a strike price of $172.50. The fair value of the Foxconn Warrants was $0.3 million at issuance. The Private Warrants and the Foxconn Warrants were classified as a liability with any changes in the fair value recognized immediately in our consolidated statements of operations. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly during the year-ended December 31, 2023. The following table summarizes the net loss on changes in fair value related to the Private Warrants and the Foxconn Warrants for the three and six months ended June 30, 2023 (in thousands):

	Three months ended	Six months ended
	June 30, 2023	June 30, 2023
Private Warrants	$(27)	$254
Foxconn Warrants	(34)	170
Net gain on changes in fair value	$(61)	$424

Non-Recurring Fair Value Measurements

At June 30, 2023, the Company had assets held for sale that have been adjusted to their fair value as the carrying value exceeded the estimated fair value. The categorization of the framework used to value the assets is Level 3 given the significant unobservable inputs used to determine fair value. During the three and six months ended June 30, 2023, we recorded a loss on asset impairment of $23.7 million and $133.5 million related to the valuation of assets held for sale. Refer to Note 4 - Property, Plant and Equipment and Assets Held for Sale for further detail.

For the six months ended June 30, 2023, we recognized a property, plant and equipment impairment charge of $133.5 million based on the difference between the carrying value of the fixed assets and their fair value as of June 30, 2023. No fixed asset impairment charges were recognized for the six months ended June 30, 2024. The categorization of the framework used to value the assets is Level 3 given the significant unobservable inputs used to determine fair value. Refer to Note 4 – Property, Plant and Equipment and Assets Held for Sale for further detail.

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

For the three and six months ended June 30, 2023, the Company recognized impairment and depreciation charges of $23.7 million and $133.5 million, respectively. No such charges were incurred for the three and six months ended June 30, 2024.

NOTE 5 – SERIES A CONVERTIBLE PREFERED STOCK

Except as set forth below, the circumstances set forth in Note 5 – Mezzanine Equity to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 appropriately represent, in all material respects, the current status of our Series A convertible preferred stock, $0.0001 par value (the “Preferred Stock”). Mezzanine equity of $34.1 million and $32.8 million as of June 30, 2024, and December 31, 2023, respectively, represents the $30.0 million gross proceeds from the issuance of the Preferred Stock, plus accrued and unpaid dividends.

Upon emergence from bankruptcy, and as of the date of this report, the Preferred Stock remains outstanding and unimpaired. Upon a change of control (as defined in the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware), Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its $30.0 million liquidation preference, plus any unpaid accrued dividends, and the amount of cash and other property that it would have received had it converted its

Preferred Stock prior to the change of control transaction (the “Change of Control Put”). The liquidation preference, plus accrued dividends is presented as Mezzanine Equity within the Company’s Condensed Consolidated Balance Sheet. As of June 30, 2024, the Company did not consider a change of control to be probable. The Company notes that there is significant uncertainty regarding the outcome of the Foxconn Litigation which may impact the foregoing determination, and that the Company can provide no assurance regarding such determination.

NOTE 6 — CAPITAL STOCK AND INCOME (LOSS) PER SHARE

The Company has authorized shares of capital stock totaling 462 million shares, consisting of (i) 450 million shares of Class A common stock and (ii) 12 million shares of preferred stock, each with a par value of $0.0001.

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

The following outstanding potentially dilutive common stock equivalents have been included in the computation of diluted net income per share attributable to common shareholders for the three months ended June 30, 2024 (and excluded from the computation of diluted net loss per share attributable to common shareholders for the six months ended June 30, 2024 as well as the three and six months ended June 30, 2024 and 2023, respectively, due to their anti-dilutive effect (in thousands):

	June 30, 2024	June 30, 2023
Foxconn Preferred Stock	1,174	1,084
Share awards	—	7
Foxconn Warrants	113	113
BGL Warrants	—	110
Private Warrants	154	154
Total	1,441	1,468

NOTE 7 – STOCK BASED COMPENSATION

The vesting and settlement of any unvested equity awards was suspended during the pendency of the Chapter 11 Cases. Upon emergence, the suspended awards were settled if the vesting conditions had been satisfied. All vested options to purchase Class A common stock that remain outstanding as of the date the Company emerged remain outstanding in accordance with their terms and the terms of the Plan and any options not exercised within three months of an officer’s termination of employment or a director’s termination of board service with the Company will be forfeited.

Prior to emergence, the Company and each of its Named Executive Officers (“NEO’s) were parties to employment agreements that provided for certain payments, including the accelerated vesting of equity awards, to the NEO upon the NEO’s termination of employment by the Company without “Cause” or by the NEO’s choice with “Good Reason”. Accordingly, upon emergence, the Company issued 101,947 shares of Class A common stock to satisfy equity awards that vested during the pendency of the Chapter 11 Cases, and 102,889 shares of Class A common stock related to the accelerated vesting of the NEO awards. The accelerated vesting of the NEO awards resulted in the recognition of $2.6 million of stock compensation expense during the first quarter of 2024. The remaining $0.8 million of stock compensation expense during the first quarter of 2024 related to non-accelerated stock-based compensation for other employees prior to emergence.

In accordance with the Plan, on March 14, 2024, the Board of Directors approved, adopted and ratified an amendment to the Company’s 2020 Equity Incentive Plan, as amended to increase the number of shares of Class A common stock reserved for issuance thereunder to an aggregate of 3,000,000 shares.

On May 13, 2024, the Compensation Committee of the Board of Directors of the Company adopted a modified director compensation plan that includes a three-year grant under the Company's 2020 Equity Compensation Plan of restricted stock units (“RSUs”) with a fair market value of $8,000 per quarter ($96,000 in the aggregate), based on the closing price per share of the Company’s common stock on May 13, 2024. The RSUs granted cover service on the Board through the first quarter of 2027 and vest quarterly through January 30, 2027, subject to acceleration on the occurrence of certain events. During the three and six months ended June 30, 2024, the Company recognized $23,226 of stock-based compensation expense, which was included in selling, general, and administrative expense on the condensed consolidated financial statements. As of June 30, 2024, there is $456,772 of unrecognized stock-based compensation which will be expensed evenly through the first quarter of 2027.

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

The Company has been subject to extensive pending and threatened legal proceedings arising in the ordinary course of business and has already incurred, and expects to continue to incur, significant legal expenses in defending against these claims. The Company sought and achieved resolution of many of these matters as part of the Chapter 11 Cases and has and may in the future enter into further discussions regarding settlement of these matters and may enter into settlement agreements if it believes it is in the best interest of the Company’s stakeholders. The Company records a liability for loss contingencies in the Condensed Consolidated Financial Statements when a loss is known or considered probable and the amount can be reasonably estimated. Legal fees and costs of litigation, settlement by the Company or adverse decisions with respect to the matters disclosed may result in a liability that is not insured or that is in excess of insurance coverage and could significantly exceed our current accrual and ability to pay and be, individually or in the aggregate, material to the Company’s consolidated results of operations, financial condition or cash flows, and diminish or eliminate any assets available for any distribution to creditors and Interest holders.

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

As a result of the Chapter 11 Cases and ceasing production of the Endurance, the Company has received claims from its suppliers and vendors for amounts those parties believe the Company owes. The Company is conducting an extensive claims reconciliation process to analyze approximately $23.1 million of claims. In addition, there are $7.2 million in asserted claims for liquidated portion of indemnification obligations (excluding those contained in the litigation accrual described below), rejection damages related to certain contracts and real property leases, potential government claims and interest due on allowed claims. The Company, its advisors, and the Claims Ombudsman appointed in the Chapter 11 Cases are analyzing the claims for validity and intends to vigorously defend against claims it believes are invalid. The Company has accounts payable and accrued vendor claims of approximately $19.4 million and $30.5 million as of June 30, 2024 and December 31, 2023, respectively, which reflect both undisputed and partially disputed amounts we may owe, reported in Liabilities subject to compromise. The remainder is disputed for one or more reasons, including a lack of information provided by the claimant.

The Company had accruals of $1.8 million and $6.5 million, as of June 30, 2024 and December 31, 2023, respectively, for certain of its outstanding legal proceedings and potential related obligations within “liabilities subject to compromise” and “accrued and other current liabilities” on its condensed consolidated balance sheets. The Company’s liabilities for legal proceedings and potential related obligations may include amounts for the securities litigation, government claims and indemnification obligations described in more detail below or other claims that may be asserted against the Company and may or may not be offset by insurance. The amount accrued as of June 30, 2024 was estimated based on available information and legal advice, the potential resolution of these matters in light of historical negotiations with the parties, and the potential impact of the outcome of one or more claims on related matters, but does not take into account the impact of the applicable provisions of the Bankruptcy Code, the terms of the Plan, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

Insurance Matters

The Company was notified by its primary insurer under its post-merger directors and officers insurance policy that the insurer is taking the position that no coverage is available for the Ohio Securities Class Action, various shareholder derivative actions, the consolidated stockholder class action, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s

Office for the Southern District of New York described below, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The insurer has identified other potential coverage issues as well. Excess coverage attaches only after the underlying insurance has been exhausted, and generally applies in conformance with the terms of the underlying insurance. The Company is analyzing the insurer’s position and intends to pursue any available coverage under this policy and other insurance. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which could be significant. The insurers in our Side A directors and officers (“D&O”) insurance program, providing coverage for individual directors and officers in derivative actions and certain other situations, have issued a reservation of rights letter which, while not denying coverage, has cast doubt on the availability of coverage for at least some individuals and/or claims.

Changes in the Company’s operations in connection with the Chapter 11 Cases reduced the Company’s need to maintain insurance coverage at previous levels or to carry certain insurance policies.

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

Subsequent to June 30, 2024, settlement discussions have progressed and the Company believes that it is probable that an agreement will be reached with the former DiamondPeak directors, pursuant to which such directors’ claims against the Company will be settled.

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

Foxconn Transactions

The Company entered into a series of transactions with affiliates of Foxconn, beginning with the Agreement in Principle that was announced on September 30, 2021, pursuant to which the Company entered into definitive agreements to sell our manufacturing facility in Lordstown, Ohio under an asset purchase agreement (the “Foxconn APA”) and outsource manufacturing of the Endurance to Foxconn under a contract manufacturing agreement (the “CMA”). On November 7, 2022, the Company entered into an investment agreement with Foxconn under which Foxconn agreed to make additional equity investments in the Company (the “Investment Agreement”). The Investment Agreement superseded and replaced an earlier joint venture agreement. The Foxconn APA, the CMA and the Investment Agreement together are herein referred to as the “Foxconn Transactions.”

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

On November 6, 2023, the Company filed an opposition to Foxconn’s Adversary Motion to Dismiss. Subsequently, Foxconn filed a reply in support of the Foxconn Adversary Motion to Dismiss on November 30, 2023.

On August 1, 2024, the Bankruptcy Court entered an opinion and order partially denying and partially granting the Foxconn Adversary Motion to Dismiss. Nine of the Company’s claims survived the motion to dismiss on the grounds that the Company pled viable claims against Foxconn and the claims were not subject to mandatory arbitration. The Court also dismissed two of the Company’s claims. The Company intends to vigorously pursue this litigation.

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

NHTSA Matters

The Company’s obligations under the Safety Act administered by NHTSA for the vehicles it has manufactured and sold continued in force during the pendency of and following the Chapter 11 Cases. During the Chapter 11 Cases, the Company’s obligations were treated as a claim of the United States government against the Company. The Plan did not discharge the Company from claims arising after emergence from bankruptcy, nor did it preclude or enjoin the enforcement of any police or regulatory power. The Company sought to repurchase all vehicles that remain in the possession of our customers (other than LAS Capital or its affiliates); however, it repurchased 35 vehicles, with 3 vehicles still in use. Accordingly, the Company cannot predict the extent of the liability that may arise from the Safety Act obligations for vehicles the Company has already manufactured and sold, or any claims that may be asserted by NHTSA.

NOTE 9 — RELATED PARTY TRANSACTIONS

Under the Investment Agreement, Foxconn made additional equity investments in the Company, whereby it became a related party under the Company’s Related Party Transaction Policy as a 5% or more beneficial owner of the Company’s Class A common stock. For the three and six months ended June 30, 2023, the Company paid Foxconn approximately $0.3 million, primarily related to payments under the CMA and other manufacturing expenses. For the three and six months ended June 30, 2024, the Company made no payments, and had no amounts payable, to Foxconn.

William Gallagher, the Company’s Chief Executive Officer, is a principal of M3 Partners, LP (“M3 Partners”). M3 Partners served as the Equity Committee’s financial consultant during the bankruptcy proceedings. Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of an engagement agreement (the “Engagement Agreement”). Mr. Gallagher has been, and will remain, employed by M3 Partners and will provide his services pursuant to the Engagement Agreement. Pursuant to the Engagement Agreement, M3 Partners’ fees are calculated on an hourly basis. The Company incurred approximately $0.5 million and $0.6 million in fees payable to M3 Partners under the Engagement Agreement for the three and six months ended June 30, 2024, respectively, which is included in selling, general, and administrative expenses within the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, Mr. Gallagher was not a related party.

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

As previously disclosed, on June 27, 2023, Lordstown Motors Corp. and its subsidiaries commenced voluntary proceedings under chapter 11 (the “Chapter 11 Cases”) of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On September 1, 2023, we filed with the Bankruptcy Court a plan of reorganization and related disclosure statement, which were amended and modified on each of October 24, 2023, October 29, 2023, and October 30, 2023 (as amended, the “Proposed Plan”). On November 1, 2023, the Bankruptcy Court entered the Disclosure Statement Order and, thereafter, we solicited votes from their creditors and shareholders for approval of the Proposed Plan. On January 31, 2024, we filed the as-approved Proposed Plan with the Bankruptcy Court. On March 5, 2024, the Bankruptcy Court entered a confirmation order confirming the Proposed Plan (as confirmed, the “Plan”). Following the entry of the confirmation order and all conditions to effectiveness of the Plan being satisfied, we emerged from bankruptcy on March 14, 2024 under the name “Nu Ride Inc.”

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

Our primary operations during the six months ended June 30, 2024 and to date in the third quarter of 2024 have consisted of actions and related expenditures associated with completing the Chapter 11 Cases and emerging from bankruptcy, resolving substantial litigation, claims reconciliation, financial reporting and regulatory compliance. Our assets consist of cash, cash equivalents and restricted cash. Additional potential assets, such as the Foxconn Litigation claims, claims the Company may have against other parties, and NOLs, are not reflected in the financial statements.

In light of our emergence from bankruptcy on March 14, 2024, our results for the three and six months ended June 30, 2024, reflect the accounting assumptions and treatment caused by the Chapter 11 Cases and the Plan and may not be representative of our operations and results going forward. See Part I – Item 1A. Risk Factors for further discussion of the risks associated with our emergence from bankruptcy, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations for the three months ended June 30, 2024 and 2023

	(in thousands)
	Three months ended	Three months ended
	June 30, 2024	June 30, 2023
Net sales	$—	$2,151
Cost of sales:	—	60,739
Operating (income) expense:
Selling, general and administrative expenses	1,482	57,688
Research and development expenses	—	12,303
Legal settlement and litigation charges (benefit), net	(2,015)	—
Impairment of property plant & equipment and intangibles	—	25,041
Total operating (income) expense, net	$(533)	$95,032
Income (loss) from operations	533	(153,620)
Other income (expense)
Loss on sale of assets	—	(2,609)
Other (expense) income	(65)	93
Investment and interest income	1,010	1,645
Income (loss) before income taxes	$1,478	$(154,491)
Income tax expense	—	—
Net income (loss)	$1,478	$(154,491)
Less preferred stock dividend	668	(618)
Net income (loss) attributable to common shareholders	$810	$(153,873)

As a result of filing for Chapter 11 bankruptcy protection in June 2023 and the significant events that have transpired since then, the period-over-period comparisons of our results of operations are not indicative of consistent underlying business operations.

Net Sales and Cost of Sales

As a result of the Chapter 11 Cases, production of the Endurance ended in June 2023. Upon emergence from bankruptcy as a shell company, there were no sales or cost of sales during the three months ended June 30, 2024. A total of 33 vehicles were sold during the three months ended June 30, 2023, resulting in revenue of $2.2 million.

Cost of sales totaled $60.7 million for the second quarter of 2023. Costs associated with producing the Endurance totaled $4.0 million, including direct materials net of an adjustment to inventory to reflect its NRV, product warranty accruals and other costs related to selling and delivering the vehicles. We recorded $46.6 million in manufacturing depreciation for the three months ended June 30, 2023. Additionally, for the three months ended June 30, 2023, we recorded a $6.0 million charge to reduce the carrying value of inventory to NRV. Finally, we recorded an additional $4.1 million reserve for potential claims from suppliers regarding costs incurred for materials.

Selling, General and Administrative Expense

Selling, general and administration expenses (“SG&A”) totaled $1.5 million for the three months ended June 30, 2024 compared to $57.7 million for the three months ended June 30, 2023. With the Chapter 11 Cases commencing in June 2023, our SG&A expense is not comparable on a year-over-year basis.

Legal and professional fees made up almost the entire SG&A expenses for the three months ended June 30, 2024.

SG&A of $57.7 million during the three months ended June 30, 2023 consisted primarily of $7.3 million in personnel and professional fees, $40.3 million in litigation accruals, $6.8 million in legal costs and $1.5 million in insurance premiums.

Research and Development Expense

As a result of the actions taken in connection with the Chapter 11 Cases, there were no research and development (“R&D”) expenses during the three months ended June 30, 2024.

R&D expenses were $12.3 million during the three months ended June 30, 2023, consisting of $9.0 million in personnel costs, $1.3 million for outside engineering and consulting services and $2.0 million in prototype components, testing and development supplies.

Legal settlement and litigation charges (benefit), net

Legal settlement and litigation charges (benefit), net represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims. Given that claims began to be settled in 2024, no legal settlement and litigation charges (benefit) was recorded during the three months ended June 30, 2023.

Impairment of property, plant, and equipment, prepaids and other intangibles

As of June 30, 2023, property, plant, and equipment was reviewed for potential impairment for recoverability. In prior periods, fair value of our property, plant, and equipment was derived from our enterprise value at the time of impairment as we believed it represented the most appropriate fair value of the asset group in accordance with accounting guidance. In light of the Chapter 11 Cases, we valued property, plant and equipment based on our estimate of residual and salvage values, resulting in an impairment charge of $23.7 million for the three months ended June 30, 2023. Additionally, during the three months ended June 30, 2023, we recognized an impairment of $1.4 million related to prepaid inventory purchases. No such impairment charges were incurred for the same period of 2024.

Results of Operations for the six months ended June 30, 2024 and 2023

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Net sales	$—	$2,340
Cost of sales	—	91,550
Operating (income) expense:
Selling, general and administrative expenses	6,725	72,375
Research and development expenses	—	26,728
Legal settlement and litigation charges (benefit), net	(2,559)	—
Reorganization items	4,785	—
Impairment of property plant & equipment, prepaids and intangibles	—	139,481
Total operating expense, net	$8,951	$238,584
Loss from operations	(8,951)	(327,794)
Other income (expense)
Loss on sale of assets	—	(2,609)
Other (expense) income	(163)	157
Investment and interest income	2,119	4,036
Loss before income taxes	$(6,995)	$(326,210)
Income tax expense	—	—
Net loss	$(6,995)	$(326,210)
Less accrued preferred stock dividend	1,323	(1,223)
Net loss attributable to common shareholders	$(8,318)	$(324,987)

As a result of filing for Chapter 11 bankruptcy protection in June 2023 and the significant events that have transpired since then, the period-over-period comparisons of our results of operations are not indicative of consistent underlying business operations.

Net Sales and Cost of Sales

As a result of the Chapter 11 Cases, production of the Endurance ended in June 2023. Upon emergence from bankruptcy as a shell company, there were no sales or cost of sales during the six months ended June 30, 2024. A total of 36 vehicles were sold during the six months ended June 30, 2023 resulting in revenue of $2.3 million.

Cost of sales totaled $91.6 million for the first half of 2023, consisting of $7.6 million in costs associated with producing the Endurance, including direct materials net of an adjustment to inventory to reflect its NRV, product warranty accruals and other costs related to selling and delivering the vehicles. We recorded $54.3 million in manufacturing depreciation, a $25.8 million charge to reduce the carrying value of inventory to NRV, and a $4.1 million reserve for potential claims from suppliers regarding costs incurred or otherwise that may be owed during the six months ended June 30, 2023.

Selling, General and Administrative Expense

SG&A totaled $6.7 million for the six months ended June 30, 2024 compared to $72.4 million for the six months ended June 30, 2023. With the Chapter 11 Cases commencing in June 2023, our SG&A expense is not comparable on a year-over-year basis.

SG&A for the six months ended June 30, 2024 consisted primarily of $3.9 million in personnel and professional fees, including $3.4 million in accelerated stock compensation expense as well as insurance premium amortization of $2.9 million.

SG&A of $72.4 million during the six months ended June 30, 2023 consisted primarily of $40.3 million in litigation accruals, $15.6 million in personnel and professional fees, $9.8 million in legal fees and $2.9 million in insurance premiums.

Research and Development Expense

As a result of the actions taken in connection with the Chapter 11 Cases, there were no R&D expenses during the six months ended June 30, 2024.

R&D expenses consisted of the costs associated with the ongoing development and engineering work related to the Endurance and future programs, totaling $26.7 million during the six months ended June 30, 2023. The costs in the first half of 2023 included $18.7 million in personnel costs, $3.5 million for outside engineering and consulting services and $4.5 million in prototype components, other testing and development supplies.

Legal settlement and litigation charges (benefit), net

Legal settlement and litigation charges (benefit), net represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims. Given that claims began to be settled in 2024, no legal settlement and litigation charges (benefit) was recorded during the six months ended June 30, 2023.

Reorganization Items

Reorganization items represent the expenses directly and incrementally resulting from the Chapter 11 Cases filed on June 27, 2023. For the six months ended June 30, 2024, reorganization items consisted of $3.6 million in legal fees and $1.1 million in consulting fees. The reorganization items include costs incurred by us as well as those incurred by the official Unsecured Creditors Committee and official Equity Committee, for which we are responsible.

Impairment of property, plant, and equipment, prepaids and other intangibles

As of June 30, 2023, property, plant, and equipment was reviewed for potential impairment for recoverability by comparing the carrying amount of our asset group to estimated undiscounted future cash flows expected to be generated by the asset group. The fair value was derived from our enterprise value at the time of impairment as we believe it represented the most appropriate fair value of the asset group in accordance with accounting guidance. As the carrying amount of our asset group exceeded its estimated undiscounted future cash flows, we recognized a $109.8 million impairment charge for the six months ended June 30, 2023 based on the difference between the carrying value of the fixed assets and their fair value as of June 30, 2023.

For the six months ended June 30, 2023 we recognized a $4.6 million impairment charge against prepaid inventory purchases and royalties related to payments for quantities in excess of our anticipated production requirements.

No such impairment charges were incurred for the six months ended June 30, 2024.

Liquidity and Capital Resources

As a result of our accumulated deficit, lack of any immediate sources of revenue, and the risks and uncertainties related to (i) our ability to successfully resolve litigation and other claims that may be filed against us, (ii) the effects of disruption from the Chapter 11 Cases, including the loss of our personnel, and (iii) the costs of the Chapter 11 Cases, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these condensed consolidated financial statements.

We had cash and cash equivalents of approximately $20.9 million, excluding restricted cash of approximately $41.3 million, an accumulated deficit of $1.2 billion at June 30, 2024, net income of $1.5 million for the three months ended June 30, 2024, and a net loss of $7.0 million for the six months ended June 30, 2024.

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities (see Note 8 – Commitments and Contingencies) and (ii) the outcome of our efforts to realize value, if any, from the Company’s retained causes of action, including the Foxconn Litigation, and other remaining assets.

We have incurred significant professional fees and other costs in connection with preparation for and prosecution of the Chapter 11 Cases and expect to continue to incur significant professional fees and costs. In addition, we are subject to significant contingent liabilities, the full scope of which is uncertain at this time (see Note 8 – Commitments and Contingencies). Furthermore, under the Plan, we are conducting a process to reconcile the claims asserted that has resulted in approximately $41.3 million of our cash being reserved for settling outstanding claims against the Company, including litigation and indemnification claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”), which totaled $0.9 million as of June 30, 2024. The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. Therefore, the actual obligations may be more or less than the amount escrowed. To the extent the Professional Fee Escrow is insufficient, the Company will be required to use its available unrestricted cash to settle its obligations. In the event the Professional Fee Escrow exceeds the Company’s obligations, funds will be returned to the Company and become unrestricted. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of June 30, 2024, $34.8 million was included in restricted cash, which represents the initial Claims Reserve of $45 million, less $10.2 million the Company paid into escrow upon emergence from bankruptcy for the cash portion of the Ohio Securities Litigation Settlement. Pursuant to the Plan (which includes certain exceptions), upon emergence (i) the Claims Ombudsman was appointed to oversee the administration of claims asserted against the Company by general unsecured creditors and (ii) a trustee was appointed to oversee the litigation trust, which may be funded with certain retained causes of action of the Company, as was determined by the Board. Holders of certain unsecured claims are expected to be entitled to receive post-petition interest on their claim amount as of the later of the date the claim was due to be paid, or the petition date. Therefore, if the claims resolution process takes longer than anticipated, the total liability to settle claims will increase.

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

Summary of Cash Flows

The following table provides a summary of Nu Ride’s cash flow data for the period indicated:

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Net Cash used in operating activities	$(24,738)	$(75,692)
Net Cash provided by investing activities	$—	$70,066
Net Cash used in financing activities	$(106)	$—

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $51.0 million for the six months ended June 30, 2024 compared to 2023. The decrease of cash used in operating activities, was principally due to the cessation of operations as a result of the Chapter 11 Cases. The Company’s net loss, as adjusted to reconcile cash used by operating activities was $326.2 million for the first six months of 2023, compared to $7.1 million for same period of 2024. The net loss, as adjusted to reconcile cash used by operating activities for the first six months of 2023 included non-cash manufacturing charges of $220.5 million, including $139.5 million in impairment charges, $24.1 million related to the write down of inventory and prepaid inventory, $2.6 million for the loss on disposal of fixed assets, and $54.3 million in depreciation of property, plant and equipment and intangible assets. No such charges were incurred in the first six months of 2024.

Net Cash Provided by Investing Activities

The Company had no investing activities for the six months ended June 30, 2024. Investing activities for the six months ended June 30, 2023, included $112.2 million in maturities of short-term investments, offset by $32.1 million in purchases of short-term investments and $10.2 million in purchases of property, plant, and equipment.

Net Cash Used in Financing Activities

For the six months ended June 30, 2024, financing activities were limited to tax withholding payments related to net-settled restricted stock compensation associated with the Company’s 2020 Plan. There were no financing transactions during the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

Liabilities Subject to Compromise

Since filing the Chapter 11 Cases, the Company has operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In the accompanying Balance Sheet, the “Liabilities subject to compromise” line is reflective of expected allowed claim amounts in accordance with ASC 852-10 and are subject to change materially based on the proceedings and continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 8 - Commitments and Contingencies for further detail.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements for more information about recent accounting pronouncements, the timing of their adoption, and management’s assessment, to the extent they have made one, of their potential impact on the Company’s financial condition and results of operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned "Risk Factors" in (i) our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, and (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 14, 2024 before making an investment decision. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously discussed in the Company’s SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	None.
(c)	During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as each term is defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
10.1*	Form of Indemnification Agreement for Directors and Executive Officers.
10.2*†	Form of Restricted Stock Award Agreement for Directors.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
**	Furnished herewith
†	Compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E

NU RIDE INC.

Date: August 13, 2024	/s/ William Gallagher____________
William Gallagher
Chief Executive Officer, President, Secretary, and Treasurer
(Principal Executive Officer and Principal Financial Officer)