Form 10-Q
period 2024-09-30
NU RIDE INC.
filed 2024-11-13
CIK 1759546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of November 8, 2024, 16,096,296 shares of the registrant’s Class A common stock were outstanding.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are based upon assumptions and are not guarantees of future performance. Actual results may differ materially from those contained in forward-looking statements due to various factors, including, but not limited to: limited management, labor, and financial resources; our reliance upon third parties for key aspects of our business; our ability to maintain adequate internal controls; our ability to maintain a market in our securities; our ability to continue as a going concern; and our ability obtain financing, if and when needed, on terms that are acceptable, as well as those risks and factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2024 and for the three and six months ended June 30, 2024. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Balance Sheets

(in thousands except for share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS:
Current Assets
Cash and cash equivalents	$26,096	$87,096
Restricted cash	30,925	—
Prepaid insurance	300	2,825
Other current assets	930	2,218
Total current assets	$58,251	$92,139
Other non-current assets	—	30
Total Assets	$58,251	$92,169
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY:
Current Liabilities
Accounts payable	$437	$933
Accrued legal and professional	934	12,815
Accrued expenses and other current liabilities	406	1,650
Total current liabilities	$1,777	$15,398
Liabilities subject to compromise	13,470	30,467
Total liabilities	$15,247	$45,865

Commitments and contingencies (Note 8)
Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	$34,760	$32,755
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized;16,100,692 and 15,953,212 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$24	$24
Additional paid in capital	1,185,156	1,183,804
Accumulated deficit	(1,176,936)	(1,170,279)
Total stockholders’ equity	$8,244	$13,549
Total liabilities, mezzanine equity and stockholders’ equity	$58,251	$92,169

See Notes to Unaudited Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Operations

(in thousands except for per share data)

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$—	$—	$—	$2,340
Cost of sales	—	—	—	91,550
Operating (income) expense
Selling, general and administrative expenses	2,308	(2,600)	9,033	69,775
Research and development expenses	—	5,716	—	32,445
Legal settlement and litigation charges (benefit), net	(1,789)	—	(4,348)	—
Reorganization items	—	13,641	4,785	13,641
Impairment of property plant & equipment and intangibles	—	738	—	140,219
Total operating expense, net	$519	$17,495	$9,470	$256,080
Loss from operations	$(519)	$(17,495)	$(9,470)	$(345,290)
Other income (expense)
Loss on sale of assets	—	(175)	—	(2,784)
Other expense, net	(55)	(240)	(217)	(83)
Investment and interest income	912	1,404	3,030	5,440
Income (loss) before income taxes	$338	$(16,506)	$(6,657)	$(342,717)
Income tax expense	—	—	—	—
Net income (loss)	338	(16,506)	(6,657)	(342,717)
Less accrued preferred stock dividend	682	(630)	2,005	(1,852)
Net loss attributable to common shareholders	$(344)	$(15,876)	$(8,662)	$(340,865)
Net loss per share attributable to common shareholders
Basic and diluted	$(0.02)	$(1.03)	$(0.54)	$(21.38)
Weighted-average number of common shares outstanding
Basic and diluted	16,096	15,953	16,058	15,942

See Notes to Unaudited Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Common Stock adjusted to reflect May 2023 reverse stock split)

(Unaudited)

	Three Months Ended September 30, 2024
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2024	300	$34,078	16,096	$24	$1,185,793	$(1,177,274)	$8,543
Stock compensation	—	—	—	—	45	—	45
Accrual of Series A Convertible Preferred Stock dividends	—	682	—	—	(682)	—	(682)
Net income	—	—	—	—	—	338	338
Balance at September 30, 2024	300	$34,760	16,096	$24	$1,185,156	$(1,176,936)	$8,244

	Three Months Ended September 30, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2023	300	$31,483	15,953	$24	1,182,371	$(1,153,423)	$28,972
Stock compensation	—	—	—	—	1,855	—	1,855
Accrual of Series A Convertible Preferred Stock dividends	—	630			(630)		(630)
Net loss	—	—	—	—	—	(16,506)	(16,506)
Balance at September 30, 2023	300	$32,113	15,953	$24	$1,183,596	$(1,169,929)	$13,691

	Nine Months Ended September 30, 2024
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	300	$32,755	15,953	$24	$1,183,804	$(1,170,279)	$13,549
RSU vesting	—	—	143	—	(106)	—	(106)
Stock compensation	—	—	—	—	3,463	—	3,463
Accrual of Series A Convertible Preferred Stock dividends	—	2,005	—	—	(2,005)	—	(2,005)
Net loss	—	—	—	—	—	(6,657)	(6,657)
Balance at September 30, 2024	300	$34,760	16,096	$24	$1,185,156	$(1,176,936)	$8,244

	Nine Months Ended September 30, 2023
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	300	$30,261	15,928	$24	$1,178,960	$(827,212)	$351,772
RSU vesting	—	—	25	—	(65)	—	(65)
Stock compensation	—	—	—		6,553	—	6,553
Accrual of Series A Convertible Preferred Stock dividends	—	1,852	—	—	(1,852)	—	(1,852)
Net loss	—	—	—	—	—	(342,717)	(342,717)
Balance at September 30, 2023	300	$32,113	15,953	$24	$1,183,596	$(1,169,929)	$13,691

See Notes to Unaudited Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net loss	$(6,657)	$(342,717)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	3,463	6,553
Loss on disposal of fixed assets	—	2,784
Impairment of property plant and equipment and intangible assets	—	140,219
Depreciation of property plant and equipment	—	54,407
Write down of inventory and prepaid inventory	—	24,105
Other non-cash changes	—	(2,183)
Changes in assets and liabilities:
Inventory	—	(10,537)
Prepaid insurance and other assets	3,843	13,337
Accounts payable	(496)	(11,353)
Accrued legal and professional	(11,881)	(25,061)
Accrued expenses and other current liabilities and liabilities subject to compromise	(18,241)	30,440
Net Cash used in operating activities	$(29,969)	$(120,006)

Investing activities
Purchases of property plant and equipment	$—	$(10,152)
Purchases of short-term investments	—	(32,147)
Maturities of short-term investments	—	134,203
Proceeds from the sale of fixed assets	—	397
Net Cash provided by investing activities	$—	$92,301

Financing activities
Tax withholding payments related to net settled restricted stock compensation	$(106)	$—
Net Cash used in financing activities	$(106)	$—
Decrease in cash, cash equivalents, and restricted cash	$(30,075)	$(27,705)
Cash and cash equivalents, beginning balance	87,096	121,358
Cash, cash equivalents, and restricted cash ending balance	$57,021	$93,653

Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Cash paid for reorganization items	$25,781	$—

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

Foxconn Litigation

On June 27, 2023, the Company commenced an adversary proceeding against Foxconn (the “Foxconn Litigation”) in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement (as defined below) and other agreements, the parties’ joint venture agreement, the Foxconn APA (as defined below), and the CMA (as defined below) that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, the Company believes Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and caused significant damages.

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

On August 1, 2024, the Bankruptcy Court entered an opinion and order partially denying and partially granting the Foxconn Adversary Motion to Dismiss, which was subsequently amended on October 1, 2024. Nine of the Company’s claims survived the motion to dismiss on the grounds that the Company pled viable claims against Foxconn and the claims were not subject to mandatory arbitration. The Court also dismissed two of the Company’s claims in favor of arbitration. The Company intends to vigorously pursue this litigation. Any net proceeds from the Foxconn Litigation may enhance the recoveries for holders of claims and equity interests of shareholders (“Interests”), as set forth in the Plan. However, no assurances can be provided as to the Company having sufficient resources to pursue the Foxconn Litigation, the outcome or recoveries, if any.

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

The Company had cash and cash equivalents of approximately $26.1 million, excluding restricted cash of approximately $30.9 million, an accumulated deficit of $1.2 billion at September 30, 2024, net income of $0.3 million for the three months ended September 30, 2024, and a net loss of $6.7 million for the nine months ended September 30, 2024. As a result of the Company’s accumulated deficit, lack of any immediate sources of revenue, and the risks and uncertainties related to the Company’s ability to successfully resolve known and unknown claims that are or may be filed against us, substantial doubt exists regarding our ability to continue as a going concern. The Company’s liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities and (ii) the outcome of the Company’s efforts to realize value, if any, from its retained causes of action, including the Foxconn Litigation, and other remaining assets. The Company intends to explore potential business opportunities, including strategic alternatives or business combinations, including those designed to maximize the value of the Company’s NOLs.

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

Restricted cash balances represent cash reserves as required by the Plan. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”). The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. Therefore, the actual obligations may be more or less than the amount escrowed. To the extent the Professional Fee Escrow is insufficient, the Company will be required to use its available unrestricted cash to settle its obligations. In the event the

Professional Fee Escrow exceeds the Company’s obligations, funds will be returned to the Company and become unrestricted. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of September 30, 2024, $27.3 million was included in restricted cash, which represents the initial Claims Reserve of $45 million, less $17.7 million which was released from the Claims Reserve related to the claims reconciliation process.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets to the amounts reported on the condensed consolidated statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$26,096	$87,096
Restricted cash	30,925	—
Total cash, cash equivalents, and restricted cash reported on the condensed consolidated statements of cash flows	$57,021	$87,096

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

The Company’s inventory was stated at the lower of cost or net realizable value (“NRV”). In addition to the NRV analysis, the Company recognized an excess inventory reserve to adjust for inventory quantities that were in excess of anticipated Endurance production. There were no NRV and excess inventory charges for the three months ended September 30, 2023, and $24.1 million for the nine months ended September 30, 2023. NRV and excess inventory charges are recorded within Cost of Sales in the Company’s Condensed Consolidated Statement of Operations. No such charges were recognized for the three and nine months ended September 30, 2024, respectively.

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

The Company recognized impairment charges of $0.7 million and $140.2 million for the three and nine months ended September 30, 2023, respectively. No such charges were recognized for the three and nine months ended September 30, 2024, respectively.

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

Revenue Recognition

Revenue was recognized when control of a promised good or service was transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for the good or service. Our performance obligations were satisfied at a point in time. The Company recognized revenue when the customer confirmed acceptance of vehicle possession. Costs related to shipping and handling activities are a part of fulfillment costs and are therefore recognized under cost of sales. The Company’s sales are final and do not have a right of return clause. There were limited instances of sales incentives offered to fleet management companies. The incentives offered were of an immaterial amount per vehicle, and there were no sales incentives recognized during 2024 or 2023.The Company did not offer financing options therefore there is no impact on the collectability of revenue. Upon emergence from bankruptcy as a shell company in March 2024, there were no sales or cost of sales during the nine months ended September 30, 2024.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Accounting for Stock-Based Compensation (ASC Topic 718), which establishes a fair value-based method of accounting for stock-based compensation plans. In accordance with ASC Topic 718, the cost of stock-based awards issued to employees and non-employees over the awards vesting period is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, expected option life and risk-free interest rate. The resulting amount was charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. Further, pursuant to ASU 2016-09 – Compensation – Stock Compensation (Topic 718), the Company has elected to account for forfeitures as they occur. See Note 7 – Stock Based Compensation.

Reorganization Items

Reorganization items of $4.8 million for the nine months ended September 30, 2024 represent the expenses directly and incrementally resulting from the Chapter 11 Cases and are separately reported as Reorganization items in the condensed consolidated Statements of Operations. These reorganization costs are significant and currently represent the majority of the Company’s ongoing total operating expenses.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC Topic 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense. The Company does not have any accrued interest or penalties accrued related to unrecognized tax benefits as of September 30, 2024 and December 31, 2023, respectively.

At December 31, 2023, the Company had $993.2 million of estimated federal net operating losses that carry forward indefinitely. At December 31, 2023, estimated state net operating losses of $322.3 million will be able to be carried forward 10 years and estimated local net operating losses of $558.0 million will be able to be carried forward between two to five years.

Reclassifications

Certain reclassifications have been made in the presentation of the prior period balance sheet related to prepaid expenses, prepaid insurance, and other current assets as well as to the prior period statement of cash flows related to accrued legal and professional and accrued expenses and other liabilities to conform with the September 30, 2024 presentation.

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

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT AND ASSETS HELD FOR SALE

The Company determined that its property, plant, and equipment represent one asset group which is the lowest level for which identifiable cash flows are available. Historically, fair value of the Company’s property, plant, and equipment was derived from the Company’s enterprise value at the time of impairment as the Company believed it represented the most appropriate fair value of the asset group in accordance with accounting guidance. In light of the Chapter 11 Cases, as discussed above, the Company valued its property, plant and equipment based on their estimated residual value as of June 30, 2023. Accordingly, there was no property, plant and equipment or assets held for sale impairment charge recognized for the quarter ended September 30, 2023. During the three and nine months ended September 30, 2023, the Company recognized an impairment loss of $0.7 million on its right of use assets as these assets were not assumed in the LandX Purchase Agreement. The fair values were estimated using a cost approach based on the rejection damages on unexpired leases, considering that such damages reasonably approximate the cost to enter into a new lease for the remaining time period. No such charges were incurred for the three and nine months ended September 30, 2024.

NOTE 5 – SERIES A CONVERTIBLE PREFERED STOCK

Except as set forth below, the circumstances set forth in Note 5 – Mezzanine Equity to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 appropriately represent, in all material respects, the current status of our Series A convertible preferred stock, $0.0001 par value (the “Preferred Stock”). Mezzanine equity of $34.8 million and $32.8 million as of September 30, 2024, and December 31, 2023, respectively, represents the $30.0 million gross proceeds from the issuance of the Preferred Stock, plus accrued and unpaid dividends.

Upon emergence from bankruptcy, and as of the date of this report, the Preferred Stock remains outstanding and unimpaired. Upon a change of control (as defined in the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware), Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its $30.0 million liquidation preference, plus any unpaid accrued dividends, and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction (the “Change of Control Put”). The liquidation preference, plus accrued dividends is presented as Mezzanine Equity within the Company’s Condensed Consolidated Balance Sheet. As of September 30, 2024, the Company did not consider a change of control to be probable. The Company notes that there is significant uncertainty regarding the outcome of the Foxconn Litigation which may impact the foregoing determination, and that the Company can provide no assurance regarding such determination.

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

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common shareholders for the nine months ended September 30, 2024 as well as the three and nine months ended September 30, 2024 and 2023, respectively, due to their anti-dilutive effect (in thousands):

	September 30, 2024	September 30, 2023
Foxconn Preferred Stock	1,174	1,084
Share awards	—	7
Foxconn Warrants	113	113
BGL Warrants	—	110
Private Warrants	154	154
Total	1,441	1,468

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

On May 13, 2024, the Compensation Committee of the Board of Directors of the Company adopted a modified director compensation plan for the five outside directors that constitute the Board of Directors. The director compensation plan includes a three-year grant under the Company's 2020 Equity Compensation Plan of restricted stock units (“RSUs”) with a fair market value of $8,000 per director per quarter ($96,000 per director in the aggregate), based on the closing price per share of the Company’s common stock on May 13, 2024. The RSUs granted cover service on the Board through the first quarter of 2027 and vest quarterly through January 30, 2027, subject to acceleration on the occurrence of certain events. During the three and nine months ended September 30, 2024, the Company recognized $44,516 and $67,742 of stock-based compensation expense, respectively, which was included in selling, general, and administrative expense on the condensed consolidated financial statements. As of September 30, 2024, there is $412,256 of unrecognized stock-based compensation which will be expensed evenly through the first quarter of 2027.

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

Upon emergence from bankruptcy, the Company recorded $60.7 million in Restricted Cash as required by the Plan of Reorganization for bankruptcy and administrative claim settlements and pre-emergence bankruptcy professional fees. Post emergence the Company settled claims and pre-emergence bankruptcy professional fees totaling $29.8 million, resulting in a Restricted cash balance of $30.9 million as of September 30, 2024.

Concurrently, the Company recorded a liability totaling $29.9 million upon emergence from bankruptcy within liabilities subject to compromise, which was reflective of the expected allowed claims amounts in accordance with ASC 852-10. After emerging from bankruptcy, the Company settled liabilities subject to compromise since emergence from bankruptcy in the amount totaling $16.4 million, resulting in a liabilities subject to compromise balance of $13.5 million as of September 30, 2024. This balance reflects both undisputed and partially disputed amounts the Company may owe.

The Company had accruals of $0 million and $6.5 million, as of September 30, 2024 and December 31, 2023, respectively, for certain of its outstanding legal proceedings and potential related obligations within “liabilities subject to compromise” and “accrued and other current liabilities” on its condensed consolidated balance sheets. The Company’s liabilities for legal proceedings and potential related obligations may include amounts for the securities litigation, government claims and indemnification obligations described in more detail below or other claims that may be asserted against the Company and may or may not be offset by insurance. Changes in the Company’s operations in connection with the Chapter 11 Cases reduced the Company’s need to maintain insurance coverage at previous levels or to carry certain insurance policies. The amount accrued as of September 30, 2024 was estimated based on available information and legal advice, the potential resolution of these matters in light of historical negotiations with the parties, and the potential impact of the outcome of one or more claims on related matters, but does not take into account the impact of the applicable provisions of the Bankruptcy Code, the terms of the Plan, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

Insurance Matters

The Company was notified by its primary insurer under its post-merger directors and officers insurance policy that the insurer is taking the position that no coverage is available for the Ohio Securities Class Action, various shareholder derivative actions, the consolidated stockholder class action, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York described below, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The insurer has identified other potential coverage issues as well. Excess coverage attaches only after the underlying insurance has been exhausted, and generally applies in conformance with the terms of the underlying insurance. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which could be significant. The insurers in our Side A directors and officers (“D&O”) insurance program, providing coverage for individual directors and officers in derivative actions and certain other situations, have issued a reservation of rights letter which, while not denying coverage, has cast doubt on the availability of coverage for at least some individuals and/or claims. The Company continues to analyze the insurer’s position and intends to pursue any available coverage under this policy and other insurance.

On October 25, 2024, the Company filed a complaint in the United States Bankruptcy Court for the District of Delaware seeking a declaration that the Company is entitled to coverage from the 2020-2022 primary layer D&O liability insurance company for costs to defend certain lawsuits and respond to certain SEC and DOJ investigations. The primary policy has a face limit of $5 million. The Company filed a memorandum of law in support of its motion for summary judgment with the Court on November 4, 2024. There are no claims against Nu Ride in the case at this time.

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

Derivative Litigation

Four related stockholder derivative lawsuits were filed against certain Company officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al.; Kelley, et al. v. Burns, et al.; Patterson, et al. v. Burns, et al.; and Sarabia v. Burns, et al.). The derivative actions in the District Court of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution of the motion to dismiss in the consolidated securities class action. On March 7, 2023, the court granted in part defendants’ motion to stay, staying the action until the resolution of the motion to dismiss in the consolidated securities class action, but requiring the parties to submit a status report if the motion to dismiss was not resolved by March 3, 2023. The court further determined to dismiss without a motion, on the grounds that the claim was premature, plaintiffs’ claim for contribution for violations of Sections 10(b) and 21D of the Exchange Act without prejudice. The parties filed a joint status report as required because the motion to dismiss in the consolidated securities class action was not resolved as of March 3, 2023. The parties filed additional court-ordered joint status reports on October 28, 2022, January 6, 2023 and April 3, 2023. On April 4, 2023, the Court ordered the parties to submit a letter brief addressing whether the Court should lift the stay. On April 14, 2023, the parties submitted a joint letter requesting that the Court not lift the stay. On April 17, 2023, the court lifted the stay and ordered the parties to meet and confer by May 8, 2023 and submit a proposed case-management plan. On May 9, 2023, the court reinstated the stay and ordered the parties to advise the court of any developments in the consolidated securities class action or material changes to Lordstown’s condition. The Company filed a suggestion of bankruptcy on June 27, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay. The court entered an order acknowledging the effect of the automatic stay on June 28, 2023. An independent committee of directors evaluated the derivative claims with the assistance and advice of special litigation counsel to make a recommendation as to the disposition of such claims. Ultimately, such claims were retained by the Company and not released under the Plan. The proceedings are subject to uncertainties inherent in the litigation process.

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

On September 8, 2024, the Company and the former DiamondPeak directors entered into a settlement agreement pursuant to which, among other things, such former directors’ claims against the Company were settled.

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

On August 1, 2024, the Bankruptcy Court entered an opinion and order partially denying and partially granting the Foxconn Adversary Motion to Dismiss, which was subsequently amended on October 1, 2024. Nine of the Company’s claims survived the motion to dismiss on the grounds that the Company pled viable claims against Foxconn and the claims were not subject to mandatory arbitration. The Court also dismissed two of the Company’s claims in favor of arbitration. The Company intends to vigorously pursue this litigation.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

Under the Investment Agreement, Foxconn made additional equity investments in the Company, whereby it became a related party under the Company’s Related Party Transaction Policy as a 5% or more beneficial owner of the Company’s Class A common stock. For the three and nine months ended September 30, 2023, the Company paid Foxconn approximately $0.3 million, primarily related to payments under the CMA and other manufacturing expenses. For the three and nine months ended September 30, 2024, the Company made no payments, and had no amounts payable, to Foxconn.

William Gallagher, the Company’s Chief Executive Officer, is a principal of M3 Partners, LP (“M3 Partners”). M3 Partners served as the Equity Committee’s financial consultant during the bankruptcy proceedings. Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of an engagement agreement (the “Engagement Agreement”). Mr. Gallagher has been, and will remain, employed by M3 Partners and will provide his services pursuant to the Engagement Agreement. Pursuant to the Engagement Agreement, M3 Partners’ fees are calculated on an hourly basis. The Company incurred approximately $0.4 million and $1.0 million in fees payable to M3 Partners under the Engagement Agreement for the three and nine months ended September 30, 2024, respectively, which is included in selling, general, and administrative expenses within the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, Mr. Gallagher was not a related party.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Cautionary Note Regarding Forward-Looking Statements" and Part II Item 1A. Risk Factors for a discussion of these risks and uncertainties, including without limitation, with respect to the Chapter 11 Cases, our emergence from bankruptcy and our liquidity, capital resources and financial condition.

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

Our primary operations during the nine months ended September 30, 2024 and to date in the fourth quarter of 2024 have consisted of actions and related expenditures associated with completing the Chapter 11 Cases and emerging from bankruptcy, resolving substantial litigation, claims reconciliation, financial reporting and regulatory compliance. Our assets consist of cash, cash equivalents and restricted cash. Additional potential assets, such as the Foxconn Litigation claims, claims the Company may have against other parties, and NOLs, are not reflected in the financial statements.

In light of our emergence from bankruptcy on March 14, 2024, our results for the three and nine months ended September 30, 2024, reflect the accounting assumptions and treatment caused by the Chapter 11 Cases and the Plan and may not be representative of our operations and results going forward. See Part II – Item 1A. Risk Factors for further discussion of the risks associated with our emergence from bankruptcy, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations for the three months ended September 30, 2024 and 20231

	(in thousands)
	Three months ended	Three months ended
	September 30, 2024	September 30, 2023
Net sales	$—	$—
Cost of sales:	—	—
Operating (income) expense:
Selling, general and administrative expenses	2,308	(2,600)
Research and development expenses	—	5,716
Legal settlement and litigation charges (benefit), net	(1,789)	—
Reorganization items	—	13,641
Impairment of property plant & equipment and intangibles	—	738
Total operating expenses, net	$519	$17,495
Loss from operations	(519)	(17,495)
Other income (expense)
Loss on sale of assets	—	(175)
Other expense	(55)	(240)
Investment and interest income	912	1,404
Income (loss) before income taxes	$338	$(16,506)
Income tax expense	—	—
Net income (loss)	$338	$(16,506)
Less preferred stock dividend	682	(630)
Net loss attributable to common shareholders	$(344)	$(15,876)

1	Certain of our assets were sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023, the effect of which is not reflected in these financial statements. See Note 4 – Property Plant, and Equipment and Assets Held for Sale for additional details regarding our impairment.

As a result of filing for Chapter 11 bankruptcy protection in June 2023 and the significant events that have transpired since then, the period-over-period comparisons of our results of operations are not indicative of consistent underlying business operations.

Net Sales and Cost of Sales

As a result of the Chapter 11 Cases, production of the Endurance ended in June 2023. Upon emergence from bankruptcy as a shell company, there were no sales or cost of sales during the three months ended September 30, 2024.

The Company completed homologation and testing and received required certifications enabling sales to begin in the fourth quarter of 2022. As a result of filing for bankruptcy protection, there were no sales during the three months ended September 30, 2023.

Selling, General and Administrative Expense

Selling, general and administration expenses (“SG&A”) totaled $2.3 million for the three months ended September 30, 2024 compared to a credit of $2.6 million for the three months ended September 30, 2023. With the Chapter 11 Cases commencing in June 2023, our SG&A expense is not comparable on a year-over-year basis.

Legal and professional fees made up almost the entire SG&A expenses for the three months ended September 30, 2024.

The credit to selling, general and administration expenses (“SG&A”) of $2.6 million for the three months ended September 30, 2023 reflects the reduction of $10.0 million in legal settlement accruals, partially offset by $6.3 million in personnel and professional fees, and $2.2 million in insurance premium amortization.

Research and Development Expense

As a result of the actions taken in connection with the Chapter 11 Cases, there were no research and development (“R&D”) expenses during the three months ended September 30, 2024.

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

Legal settlement and litigation charges (benefit), net

Legal settlement and litigation charges (benefit), net represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims. Given that claims began to be settled in 2024, no legal settlement and litigation charges (benefit) was recorded during the three months ended September 30, 2023.

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

Results of Operations for the nine months ended September 30, 2024 and 20231

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Net sales	$—	$2,340
Cost of sales	—	91,550
Operating (income) expense:
Selling, general and administrative expenses	9,033	69,775
Research and development expenses	—	32,445
Legal settlement and litigation charges (benefit), net	(4,348)	—
Reorganization items	4,785	13,641
Impairment of property plant & equipment, prepaids and intangibles	—	140,219
Total operating expense, net	$9,470	$256,080
Loss from operations	(9,470)	(345,290)
Other income (expense)
Loss on sale of assets	—	(2,784)
Other expense	(217)	(83)
Investment and interest income	3,030	5,440
Loss before income taxes	$(6,657)	$(342,717)
Income tax expense	—	—
Net loss	$(6,657)	$(342,717)
Less accrued preferred stock dividend	2,005	(1,852)
Net loss attributable to common shareholders	$(8,662)	$(340,865)

1	Certain of our assets were sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023, the effect of which is not reflected in these financial statements. See Note 4 – Property Plant, and Equipment and Assets Held for Sale for additional details regarding our impairment.

As a result of filing for Chapter 11 bankruptcy protection in June 2023 and the significant events that have transpired since then, the period-over-period comparisons of our results of operations are not indicative of consistent underlying business operations.

Net Sales and Cost of Sales

As a result of the Chapter 11 Cases, production of the Endurance ended in June 2023. Upon emergence from bankruptcy as a shell company, there were no sales or cost of sales during the nine months ended September 30, 2024. The Company completed homologation and testing and received required certifications enabling sales to begin in the fourth quarter of 2022. Production of the Endurance ended in June 2023. A total of 35 vehicles were sold in the first nine months of 2023.

Cost of sales totaled $91.6 million for the first nine months of 2023, consisting of $7.6 million in costs associated with producing the Endurance, including direct materials net of an adjustment to inventory to reflect its NRV, product warranty accruals and other costs related to selling and delivering the vehicles. The Company recorded $54.3 million in manufacturing depreciation, a $25.8 million charge to reduce the carrying value of inventory to NRV, and a $4.1 million reserve for potential claims from suppliers regarding costs incurred or otherwise that may be owed during the nine months ended September 30, 2023. See Note 2 - Summary of Significant Accounting Policies and Note 4 - Property, Plant and Equipment and Assets Held for Sale regarding depreciation and inventory charges.

Selling, General and Administrative Expense

SG&A totaled $9.0 million for the nine months ended September 30, 2024 compared to $69.8 million for the nine months ended September 30, 2023. With the Chapter 11 Cases commencing in June 2023, our SG&A expense is not comparable on a year-over-year basis.

SG&A for the nine months ended September 30, 2024 consisted primarily of $6.1 million in personnel and professional fees, including $3.4 million in accelerated stock compensation expense as well as insurance premium amortization of $2.9 million.

Selling, general and administration expenses (“SG&A”) of $69.8 million during the nine months ended September 30, 2023 consisted primarily of $37.8 million in non-reorganization related legal fees and expenses, including net litigation settlement accruals of $30.3 million, $21.9 million in personnel and professional fees, and $5.2 million in insurance premium amortization.

Research and Development Expense

As a result of the actions taken in connection with the Chapter 11 Cases, there were no R&D expenses during the nine months ended September 30, 2024.

For the nine months ended September 30, 2023, the Company’s R&D costs were $32.4 million, including $23.4 million in personnel costs, $3.4 million in outside engineering and consulting services, and $4.5 million in prototype components and other engineering costs.

Legal settlement and litigation charges (benefit), net

Legal settlement and litigation charges (benefit), net represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims. Given that claims began to be settled in 2024, no legal settlement and litigation charges (benefit) was recorded during the nine months ended September 30, 2023.

Reorganization Items

Reorganization items represent the expenses directly and incrementally resulting from the Chapter 11 Cases filed on June 27, 2023. For the nine months ended September 30, 2024, reorganization items consisted of $3.6 million in legal fees and $1.1 million in consulting fees. The reorganization items include costs incurred by us as well as those incurred by the official Unsecured Creditors Committee and official Equity Committee, for which we are responsible.

For the nine months ended September 30, 2023, reorganization items consisted of $7.1 million in legal fees, $3.7 million in consulting fees and $2.8 million in potential bankruptcy claims and settlements.

Impairment of property, plant, and equipment, prepaids and other intangibles

As of September 30, 2023, property, plant and equipment and other intangibles were reviewed for potential impairment for recoverability. In prior periods, fair value of the Company’s property, plant, and equipment was derived from the Company’s enterprise value at the time of impairment as the Company believed it represented the most appropriate fair value of the asset group in accordance with accounting guidance. In light of the Chapter 11 Cases, the Company valued its property, plant and equipment based on its estimate of residual and salvage values, resulting in an impairment charge of $134.2 million, for the nine months ended September 30, 2023, compared to an impairment charge of $74.9 million for the same period of 2022. See Note 4 - Property, Plant and Equipment and Assets Held For Sale for additional details regarding our impairment. Additionally, during the nine months ended September 30, 2023, the Company recognized an impairment of $6.0 million related to other intangible assets.

No such impairment charges were incurred for the nine months ended September 30, 2024.

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

We had cash and cash equivalents of approximately $26.1 million, excluding restricted cash of approximately $30.9 million, an accumulated deficit of $1.2 billion at September 30, 2024, net income of $0.3 million for the three months ended September 30, 2024, and a net loss of $6.7 million for the nine months ended September 30, 2024.

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities (see Note 8 – Commitments and Contingencies) and (ii) the outcome of our efforts to realize value, if any, from the Company’s retained causes of action, including the Foxconn Litigation, and other remaining assets.

We have incurred significant professional fees and other costs in connection with preparation for and prosecution of the Chapter 11 Cases and expect to continue to incur significant professional fees and costs. In addition, we are subject to significant contingent liabilities, the full scope of which is uncertain at this time (see Note 8 – Commitments and Contingencies). Furthermore, under the Plan, we are conducting a process to reconcile the claims asserted that has resulted in approximately $30.9 million of our cash being reserved for settling outstanding claims against the Company, including litigation and indemnification claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”), which was fully paid out as of September 30, 2024. The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of September 30, 2024, $27.3 million was included in restricted cash, which represents the initial Claims Reserve of $45 million, less $17.7 million which was released from the Claims Reserve related to the claims reconciliation process. Pursuant to the Plan (which includes certain exceptions), upon emergence (i) the Claims Ombudsman was appointed to oversee the administration of claims asserted against the Company by general unsecured creditors and (ii) a trustee was appointed to oversee the litigation trust, which may be funded with certain retained causes of action of the Company, as was determined by the Board. Holders of certain unsecured claims are expected to be entitled to receive post-petition interest on their claim amount as of the later of the date the claim was due to be paid, or the petition date. Therefore, if the claims resolution process takes longer than anticipated, the total liability to settle claims will increase.

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

Summary of Cash Flows

The following table provides a summary of Nu Ride’s cash flow data for the period indicated:

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Net Cash used in operating activities	$(29,969)	$(120,006)
Net Cash provided by investing activities	$—	$92,301
Net Cash used in financing activities	$(106)	$—

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $90.0 million for the nine months ended September 30, 2024 compared to 2023. The decrease of cash used in operating activities, was principally due to the cessation of operations as a result of the Chapter 11 Cases. The Company’s net loss, as adjusted to reconcile cash used by operating activities was $342.7 million for the first nine months of 2023, compared to $6.9 million for same period of 2024. The net loss, as adjusted to reconcile cash used by operating activities for the first nine months of 2023 included non-cash impairment charges of $140.2 million, $24.1 million related to the write down of inventory and prepaid inventory, $2.8 million for the loss on disposal of fixed assets, $6.6 million of stock-based compensation, and $54.4 million in depreciation of property, plant and equipment and intangible assets, partially offset by $2.2 million of other non-cash changes. No such charges were incurred in the first nine months of 2024 with the exception of stock-based compensation, which totaled $3.5 million for the nine months ended September 30, 2024.

Net Cash Provided by Investing Activities

The Company had no investing activities for the nine months ended September 30, 2024. Investing activities for the nine months ended September 30, 2023, included $134.2 million in maturities of short-term investments, offset by $32.1 million in purchases of short-term investments and $10.2 million in purchases of property, plant, and equipment.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2024, financing activities were limited to tax withholding payments related to net-settled restricted stock compensation associated with the Company’s 2020 Plan. There were no financing transactions during the nine months ended September 30, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned "Risk Factors" in (i) our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, and (ii) our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 14, 2024 and for the three and six months ended June 30, 2024, filed with the SEC on August 13, 2024, before making an investment decision. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously discussed in the Company’s SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Not applicable.
(b)	None.
(c)	During the quarter ended September 30, 2024, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as each term is defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E

NU RIDE INC.

Date: November 13, 2024	/s/ William Gallagher____________
William Gallagher
Chief Executive Officer, President, Secretary, and Treasurer
(Principal Executive Officer and Principal Financial Officer)