Form 10-K
period 2024-12-31
NU RIDE INC.
filed 2025-03-28
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.0001 per share

(Title of Class)

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

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Class A common stock on June 28, 2024 (the last business day of the registrant’s most recently completed second quarter) as reported on the OTC Pink market, was approximately $25,435,287.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 24, 2025, there were 16,096,296 shares of Class A common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

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

Risks Related to our Business and Financial Condition

●	we currently have no revenues and limited operations and assets, which makes it difficult for us to evaluate our future business prospects and there is a risk we may eventually exhaust the capital resources we had when we emerged from bankruptcy;

●	our only material assets are cash on hand, the claims asserted in the Foxconn Litigation, claims that the Company may have against other parties, and NOLs;

●	the Company’s actual financial results following our emergence from bankruptcy are not comparable to the Company’s historical financial information;

●	we depend on the new Board of Directors and newly appointed management to continue navigating our emergence from the Chapter 11 Cases and contribute to our ability to realize future value of our remaining assets, and if we are unable to attract, retain, manage, and appropriately compensate our officers and Board of Directors, our ability to meet our financial reporting obligations, achieve our anticipated operating costs, and to realize value from our remaining assets and litigation claims could be adversely affected;

●	we depend on the efforts of consultants and professional service providers to execute our business plan, operations and internal controls, and if we lose their services, our business may be severely disrupted;

●	our Board of Directors may change our business plan and strategy without stockholder approval, which could alter the nature of your investment;

●	the Company’s ability to use some or all of its NOLs to offset future income or realize any potential value may be limited, and the Internal Revenue Service could challenge the amount, timing and/or use of our NOLs;

●	we are or may be subject to risks associated with business combinations, strategic alliances, joint ventures, or acquisitions;

●	our public shareholders may not be afforded an opportunity to vote on a proposed business combination;

●	despite having emerged from bankruptcy, we continue to be subject to the risks and uncertainties associated with residual Chapter 11 bankruptcy proceedings;

●	cyber incidents or attacks directed at us or disruptions to our information systems could result in information theft, data corruption, operational disruption, financial loss and/or reputational damage;

Risks Relating to Claims, Regulation and External Events

●	the expenses and awards, if any, attributable to the Foxconn Litigation is uncertain, and no assurances can be provided that our claims against Foxconn will be successful or that we will recover any damages as a result thereof;

●	we face risks and uncertainties related to ongoing and potential future litigation and claims, as well as regulatory actions and governmental investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses;

●	we have streamlined our operations following our emergence from the Chapter 11 Cases but legal expenses may remain high;

●	changes in our operations following our emergence from bankruptcy have reduced our need to maintain insurance coverage at previous levels or to carry certain insurance policies, which could make us subject to potential losses and unexpected liabilities if there were to be a material loss or an adverse judgment or settlement in any one or more of our ongoing legal matters that are not insured which could significantly exceed our ability to pay, which could have a material adverse effect on the Company;

●	the amount of allowed claims could exceed our estimates, which could have a material adverse effect on our financial condition, results of operations and prospects;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, or any litigation that we may be subject to or involved in may adversely affect our business, prospects and results of operations;

Risks Related to Our Securities and Being a Public Company

●	our Class A common stock trades on an over-the-counter market and trading in our Class A common stock is highly speculative and poses substantial risks;

●	in order to protect our ability to utilize our NOLs, our charter includes certain transfer restrictions with respect to our stock, which may limit the liquidity of our Class A common stock;

●	our Preferred Stock ranks senior to our Class A common stock, which may adversely affect holders of our Class A common stock;

●	we may issue additional shares of preferred stock or additional shares of Class A common stock, and sales of a substantial number of additional shares of our securities would dilute the interest of our stockholders and could cause the price of our Class A common stock to decline;

●	our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock;

●	we remain obligated to continue our SEC reporting, however our ability to meet these obligations timely or at all may be limited; and

●	the other risks and uncertainties described under “Risk Factors” and elsewhere in this report and in future filings.

The Company’s stockholders are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

The Company’s stockholders are cautioned that trading in shares of our Class A common stock is highly speculative. Trading prices for our Class A common stock may bear little or no relation to actual value, if any. In addition, our Third Amended and Restated Certificate of Incorporation (our “charter”) contains certain trading restrictions, which are designed to support our efforts to preserve our net operating loss carryforwards (“NOLs”) and other tax attributes and generally restrict transactions involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.5% or more of all issued and outstanding shares of Class A common stock). Accordingly, we urge extreme caution with respect to existing and future investments in our Class A common stock.

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

PART I

Item 1: Business.

Overview

On June 27, 2023 (the “Petition Date”), Lordstown Motors Corp., a Delaware corporation, together with its subsidiaries (“Lordstown,” the “Company,” or the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

In connection with the Chapter 11 Cases, the Company ceased production and sales of its flagship vehicle, the Endurance, and new program development and continued its cost-cutting actions that included significant personnel reductions. On September 29, 2023, the Company entered into the LandX Asset Purchase Agreement (as defined below) to sell specified assets related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests. The purchaser assumed certain specified liabilities of the Company and paid $10.2 million in cash in a transaction that closed on October 27, 2023 (discussed below under “Sale of Certain Assets to LandX”). The Company’s remaining assets following the closing of the LandX Asset Purchase Agreement consist largely of cash on hand, the claims asserted in the Foxconn Litigation (as defined below), claims that the Company may have against other parties, as well as net operating loss carryforwards (“NOLs”) and other tax attributes.

Following emergence from bankruptcy in March 2024, the near-term operations of the Company consist of (a) claims administration under the Second Modified First Amended Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors (the “Plan”), (b) addressing the Foxconn Litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the Company against any counterclaims and (e) filing Exchange Act reports and satisfying other regulatory requirements.

In the future, the Company may explore potential business opportunities, including strategic alternatives or business combinations. No assurances can be made that the Company will be successful in prosecuting any claim or cause of action or that any strategic alternative or business combination will be identified and/or would result in profitable operations. The Company anticipates that the prosecution of claims and causes of action and the evaluation and pursuit of potential strategic alternatives will be costly, complex, and risky.

Sale of Certain Assets to LandX

On September 29, 2023, the Company entered into an Asset Purchase Agreement (the “LandX Asset Purchase Agreement”) with LAS Capital LLC and Mr. Stephen S. Burns, an individual, as guarantor of certain obligations of LAS Capital under the LandX Asset Purchase Agreement. The LandX Asset Purchase Agreement was assigned to LAS Capital’s affiliate, LandX Motors Inc. (the assignee and “Purchaser”) and approved by the Bankruptcy Court on October 18, 2023. The closing of the transactions contemplated by the LandX Asset Purchase Agreement occurred on October 27, 2023, at which time the Purchaser acquired certain assets held for sale related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, assumed certain specified liabilities, and paid $10.2 million in cash. Following consummation of the sale, the Company’s investment banker was paid a transaction fee of $2.0 million after crediting certain other fees.

Emergence From Bankruptcy

On January 31, 2024, the Debtors filed the Plan, which incorporated, among other things, a settlement (the “Ohio Securities Litigation Settlement”) of claims against the Debtors and certain directors and officers of the Debtors that were serving in such roles as of December 12, 2023, asserted in, or on the same or similar basis as those claims asserted in, the securities class action captioned In re Lordstown Motors Corp. Securities Litigation (the “Ohio Securities Litigation”). The Plan also included, as a condition to confirmation of the Plan, that the SEC approve an offer of settlement submitted by the Debtors to resolve the SEC’s claim against the Company (the “SEC Claim”). See Note 9 - Commitments and Contingencies - Ohio Securities Class Action and - SEC Claim for additional information.

On March 5, 2024, the Bankruptcy Court entered a confirmation order confirming the Plan. Following the entry of the confirmation order and all conditions to effectiveness of the Plan being satisfied, the Debtors emerged from bankruptcy on March 14, 2024 (the “Effective Date”) under the name “Nu Ride Inc.” Upon emergence, the SEC Claim was deemed withdrawn pursuant to the terms of the settlement with the SEC and the confirmation order. Upon emergence, a new Board of Directors was appointed pursuant to the Plan and all remaining full-time employees, including the Company’s pre-emergence executive officers, were terminated. Some of those employees continue to provide services to the Company as consultants. The Company’s Chief Executive Officer, who is its sole executive officer, was elected by the new Board of Directors in accordance with the Plan, as of the Company’s emergence.

Upon emergence, the Company’s primary operations are: (i) resolving claims filed in the bankruptcy, (ii) prosecuting the Foxconn Litigation (as defined below), (iii) pursuing, compromising, settling or otherwise disposing of other retained causes of action of the Company, and (iv) identifying potential transactions, including business combinations, or otherwise, that could create value.

Foxconn Litigation

In the years prior to the Company’s filing for bankruptcy protection, the Company entered into a series of transactions with affiliates of Foxconn, beginning with the Agreement in Principle that was announced on September 30, 2021, pursuant to which the Company entered into definitive agreements to sell our manufacturing facility in Lordstown, Ohio under an asset purchase agreement (the “Foxconn APA”) and outsource manufacturing of the Endurance to Foxconn under a contract manufacturing agreement (the “CMA”). On November 7, 2022, the Company entered into an investment agreement with Foxconn under which Foxconn agreed to make additional equity investments in the Company (the “Investment Agreement”). The Investment Agreement superseded and replaced an earlier joint venture agreement.

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

On August 1, 2024, the Bankruptcy Court entered an opinion and order partially denying and partially granting the Foxconn Adversary Motion to Dismiss, which was subsequently amended on October 1, 2024. Nine of the Company’s claims survived the motion to dismiss on the grounds that the Company pled viable claims against Foxconn and the claims were not subject to mandatory arbitration. The Court also dismissed two of the Company’s claims in favor of arbitration. The order is presently being appealed by Foxconn. The Bankruptcy Court has stayed litigation of the claims that it ruled were not subject to arbitration pending that appeal. The Court also allowed that the two dismissed claims should proceed to arbitration. The Company is vigorously pursuing this litigation. Any net proceeds from the Foxconn Litigation may enhance the recoveries for holders of claims and equity interests of shareholders (“Interests”), as set forth in the Plan. However, no assurances can be provided as to the Company having sufficient resources to pursue the Foxconn Litigation, or the outcome or recoveries, if any. See Note 9 - Commitments and Contingencies - Foxconn Litigation for additional information.

Employees

As of March 31, 2025, the Company had no full-time employees. William Gallagher, the Company’s Chief Executive Officer, is a principal of M3 Partners, LP (“M3 Partners”). M3 Partners served as the Equity Committee’s financial consultant during the bankruptcy proceedings. Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of an engagement agreement (the “Engagement Agreement”). Mr. Gallagher has been, and will remain, employed by M3 Partners and will provide his services pursuant to the Engagement Agreement.

Corporate History and Information

Lordstown Motors Corp., originally known as DiamondPeak Holdings Corp. (“DiamondPeak”), was incorporated in Delaware on November 13, 2018, as a blank check company for the purpose of effecting a business combination and completed its initial public offering in March 2019. On October 23, 2020 (the “Closing Date”), DiamondPeak consummated the merger pursuant to the Agreement and Plan of Merger, dated as of August 1, 2020 (the “Business Combination Agreement”), by and among DiamondPeak, DPL Merger Sub Corp. (“Merger Sub”) and Lordstown Motors Corp. (“Legacy Lordstown” and now known as Lordstown EV Corporation), pursuant to which Merger Sub merged with and into Legacy Lordstown, with Legacy Lordstown surviving the merger as a wholly-owned subsidiary of DiamondPeak (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination, DiamondPeak changed its name to Lordstown Motors Corp. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, DiamondPeak was treated as the “acquired” company for financial reporting purposes. Operations prior to the Business Combination are those of Legacy Lordstown and the historical financial statements of Legacy Lordstown became the historical financial statements of the combined company, upon the consummation of the Business Combination. Upon the Effective Date, the Company changed its name to Nu Ride Inc. In connection with its emergence from bankruptcy, the Company relocated its headquarters from Lordstown, Ohio to New York, New York. The Company remains incorporated in Delaware.

The mailing address of our principal executive office is 1700 Broadway, 19th Floor, New York, New York 10019 c/o M3 Partners, L.P. Our telephone number is (212) 202-2200. Our website address is www.nurideinc.com. Information contained on our website or connected thereto does not constitute part of, and is not incorporated by reference into, this report.

Item 1A. Risk Factors.

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. The risk factors described below are not necessarily exhaustive and the Company’s stockholders are encouraged to perform your own investigation with respect to us and our business.

Risks Related to our Business and Financial Condition

We currently have no revenues and limited operations and assets, which makes it difficult for us to evaluate our future business prospects and there is a risk we may eventually exhaust the capital resources we had when we emerged from bankruptcy.

We are a company with a limited operating history and very limited revenue prior to commencing the Chapter 11 Cases. Shortly after the Petition Date, we ceased production of the Endurance and new program development. On August 8, 2023, the Bankruptcy Court approved our procedures for conducting a comprehensive marketing and sale process for some, all, or substantially all of our operating assets. On September 29, 2023, we entered into the LandX Asset Purchase Agreement. As a result, we do not hold assets that are of the type that were previously used in our operations. We cannot provide assurances as to the value of our assets, including potential recoveries in the Foxconn litigation and other retained causes of action or our NOLs.

Further, we continue to maintain or develop relationships with vendors and other third parties, including those providing services that are integral to maintaining our financial, information technology and other systems used to operate. We may face higher costs and limited opportunities to establish favorable terms and conditions for these relationships in light of our financial condition and business prospects. This may further hinder our ability to maintain adequate financial, information technology and management processes, controls and procedures and pursue possible future business opportunities.

As the Company currently has limited operations and assets the value of which is uncertain, there is a risk that we will exhaust the assets we had when we emerged from bankruptcy. We have no significant income-generating assets and limited financial resources. We anticipate relying upon the allowed funds allocated by the Bankruptcy Court to sustain operating expenses, unless or until the consummation of a business combination or we are able to successfully prosecute claims and causes of action or secure additional funding, if at all. We cannot provide any assurance that we will identify a suitable business opportunity, consummate a business combination or that our choice of business combination will result in profitable operations, the ability to generate cash. Moreover, there can be no assurance that financing will be available to us on favorable terms and timing or at all.

Our only material assets are cash on hand, the claims asserted in the Foxconn Litigation, claims that the Company may have against other parties, and NOLs.

As a shell company (as defined in Rule 12b-2 of the Exchange Act), our only material assets are cash on hand and intangible assets, including the claims asserted in the Foxconn Litigation, claims the Company may have against other parties and NOLs. As of December 31, 2024, we had $29.5 million cash and cash equivalents and short-term investments, excluding restricted short-term investments. For the foreseeable future, our principal source of revenue and cash flow will be investment income from our investment portfolio, if any. We anticipate relying upon such liquid assets to sustain operating expenses, unless or until the consummation of a business combination or we are able to secure additional funding, if at all. We cannot provide any assurance of the timing or amount, if any, of proceeds received on account of our causes of action and claims, or that we will identify a suitable business opportunity, consummate a business combination or that our choice of business combination will result in profitable operations, the ability to generate cash or preserve the value of our NOLs. Moreover, there can be no assurance that financing will be available to us on favorable terms and timing or at all.

The Company’s actual financial results following our emergence from bankruptcy is not comparable to the Company’s historical financial information.

Due to the Company’s actions to cut costs and preserve cash, the Chapter 11 Cases and consummation of the LandX Asset Purchase Agreement, the nature of our business activities upon emergence is materially different from those prior to filing the Chapter 11 Cases on June 27, 2023. We expect our operating losses to continue to be significant, as restructuring activities, operating expenses, the claims administration process, the Foxconn Litigation and other retained causes of action, among other activities, significantly impact our consolidated financial results. Pursuant to the terms of the Plan, which includes certain exceptions, the Claims Ombudsman will have the authority to settle, litigate or otherwise resolve general unsecured Claims against the Debtors. We cannot provide any assurances regarding what our total actual liabilities based on such claims will be, and our historical financial performance is not indicative of our financial performance after the Effective Date.

In particular, the amount and composition of our assets and liabilities is significantly different as a result of the Chapter 11 Cases, and the description of our operations, assets, liabilities, contingencies, liquidity and capital resources included in our periodic reports or in any filing we have made or may make with the Bankruptcy Court may not accurately reflect such matters following the Chapter 11 Cases or the value of our remaining assets and liquidity in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result.

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

We depend on the new Board of Directors and newly appointed management to continue navigating our emergence from the Chapter 11 Cases and contribute to our ability to realize future value of our remaining assets, and if we are unable to attract, retain, manage, and appropriately compensate our officers and Board of Directors, our ability to meet our financial reporting obligations, achieve our anticipated operating costs, and to realize value from our remaining assets and litigation claims could be adversely affected.

Our ability to realize the value of our remaining assets is based on the service of our new Board of Directors and newly appointed management. We may not be able to attract, appropriately compensate, incentivize or retain our new officers and the new Board. As of the Effective Date, the employment by the Company of our remaining executive officers and employees ended. Some of our former employees were, and others may be, subject to claims and risks of litigation for which indemnification may be uncertain. We may not be able to attract and retain the services of such individuals, who work for us on an at-will basis and will provide limited support after the Effective Date.

Following our emergence from the Chapter 11 Cases, our operations are limited. If we increase our operations in the future, we may need to hire and train additional personnel. If our Chief Executive Officer becomes unable or unwilling to continue providing his services to us, we might not be able to replace him in a timely manner, or at all, and if we are unable to attract, retain, manage, and appropriately compensate our officers and Board of Directors, our ability to meet our financial reporting obligations, achieve our anticipated operating costs, and to realize value from our remaining assets and litigation claims could be adversely affected.

We depend on the efforts of consultants and professional service providers to execute our business plan, operations and internal controls, and if we lose their services, our business may be severely disrupted.

We do not have any full-time employees and we have engaged third parties to perform the work needed to run and support our operations and meet our financial reporting requirements as a public company as well as other regulatory requirements. Our business operations depend on the efforts of consultants and professional service providers to execute our business plan, operations and internal controls, including all of our financial reporting and claims reconciliation. If our key consultants become unable or unwilling to continue providing their services to us, we might not be able to replace them in a timely manner, or at all. It is impossible to predict what, if any, errors, delays, breaches or system disruptions might occur as the result of changes in third party consultants or a reduced workforce. We may incur additional expenses to recruit and retain qualified replacements. As a result, our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. Any failure of such third parties to work effectively and to execute our plans following emergence from the Chapter 11 Cases, including our efforts to realize value from our remaining assets including through resolving and pursuing litigation and other claims, could adversely affect the Company.

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

At December 31, 2024, the Company had approximately $1,087.6 million and $843.4 million of federal and state and local NOLs, respectively. The Company’s ability to use some or all of these NOLs is subject to certain limitations. Under Section 382 of the Internal Revenue Code, if a corporation (or a consolidated group) undergoes an “ownership change,” the use of its NOLs may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years).

The Company and its advisors conducted a preliminary analysis to determine if an ownership change has occurred since November 2020 and to determine if our other tax attributes are limited by Section 382 of the Internal Revenue Code, and believe an ownership change has not occurred. However, the Company has not completed or received a formal opinion from any authority confirming the preliminary analysis. Whether the Company underwent or will undergo an ownership change depends on the application of certain laws that are uncertain in several respects.

The Internal Revenue Service could challenge the amount, timing and/or use of our NOL carryforwards.

The amount of our NOL carryforwards has not been audited or otherwise validated by the Internal Revenue Service (“IRS”). Among other things, the IRS could challenge whether an ownership change has occurred since November 2020, as well as the amount, the timing and/or our use of our NOLs. Any such challenge, if successful, could significantly limit our ability to utilize a portion or all of our NOLs. In addition, calculating whether an ownership change has occurred within the meaning of Section 382 of the Code is subject to inherent uncertainty, both because of the complexity of applying Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our utilizable NOL carryforwards could be changed as a result of a successful challenge by the IRS or as a result of new information about the ownership of, and transactions in, our securities. If the IRS successfully asserts that the Company did undergo, or the Company otherwise does undergo, an ownership change, the limitation on its NOLs under Section 382 of the Internal Revenue Code would likely have a material adverse effect on the value of the Company’s stock and its ability to consummate a business combination.

We are or may be subject to risks associated with business combinations, strategic alliances, joint ventures, or acquisitions.

In the future, the Company expects to investigate and, if such investigation warrants, enter into a business combination, acquire a target company or business or enter into strategic alliances, including joint ventures, minority equity investments or other transactions and arrangements with one or more third parties seeking the perceived advantages of being a publicly traded corporation. These business opportunities may be complex and could subject us to a number of risks. The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained. We may not have sufficient resources to consummate a business combination. It is also impossible to predict the manner in which the Company may participate in a business opportunity. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. There can be no assurance that an attractive business opportunity will be identified, be available on acceptable terms, that financing will be available to consummate any transaction or that it would result in profitable operations, generation of cash flow, or preserve the value of our NOLs.

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

We emerged from Chapter 11 bankruptcy on March 14, 2024. However, we may be subject to residual risks and uncertainties associated with Chapter 11 bankruptcy proceedings. The ultimate impact of events that occurred during, or that may occur subsequent to, the Chapter 11 Cases will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward.

Cyber incidents or attacks directed at us or disruptions to our information systems could result in information theft, data corruption, operational disruption, financial loss and/or reputational damage.

The risk of a security breach, incident, compromise, or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Though we do not anticipate collecting or storing any significant confidential information related to customers, consumers, employees or vendors, we may be at increased risk of disruptions, cyberattacks or security breaches. We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Since emerging from bankruptcy, our operations have been limited to resolving substantial litigation, claims reconciliation and financial reporting. Therefore, we have not adopted any cybersecurity risk management program or formal processes for assessing risk, which may make us susceptible to heightened cybersecurity risks. We also depend on third parties to provide certain services, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure that we utilize, including those of third parties, could lead to the corruption or misappropriation of our information. Because we expect to continue to rely on third parties, we will also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we will have no personnel or processes of our own for this purpose. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. In addition, because we have not adopted any cybersecurity risk management program or formal processes for assessing risk, we may be susceptible to heightened cybersecurity risks. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss and damage to our reputation.

Risks Relating to Claims, Regulation and External Events

The expenses and awards, if any, attributable to the Foxconn Litigation is uncertain, and no assurances can be provided that our claims against Foxconn will be successful or that we will recover any damages as a result thereof.

On June 27, 2023, the Company filed the Foxconn Litigation against Foxconn in the Bankruptcy Court seeking relief for contractual breaches and fraudulent and tortious actions that the Company believes were committed by Foxconn, which have caused substantial harm to our operations and prospects and significant damages. The Foxconn Litigation involves allegations of wrongful conduct by Foxconn, which induced the Company to enter into a series of agreements, including the Agreement in Principle, the Foxconn APA, the CMA and the Investment Agreement. Pursuant to the Plan, the Foxconn Litigation and other causes of action were preserved and continue. No assurances can be provided that our claims against Foxconn will be successful or that we will recover any damages as a result thereof or that Foxconn will not assert counterclaims. Furthermore, the Company will incur significant costs to pursue the Foxconn Litigation and no assurances can be provided as to the Company having sufficient resources to pursue the Foxconn Litigation, the outcome or recoveries, if any. See Note 9 - Commitments and Contingencies - Foxconn Litigation for additional information.

Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of the Foxconn Litigation. An unfavorable outcome could have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome of the Foxconn Litigation, it is likely to result in substantial expenses and require us to devote substantial resources, including management’s time, to it. No assurances can be provided as to the Company having sufficient resources to pursue the Foxconn Litigation, the outcome or the timing or amount of recoveries, if any.

We face risks and uncertainties related to ongoing and potential future litigation and claims, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses.

Pursuant to the terms of the Plan, a significant amount of our cash on hand is being used to settle outstanding claims against the Company, including litigation claims. We are and have been subject to extensive litigation, including securities class action litigation, shareholder derivative suits, a stockholder class action, and an SEC investigation, among other disputes. However, we, or our indemnified directors and officers, may be subject to additional litigation and claims in connection with the Chapter 11 Cases or for claims that were not discharged in the Chapter 11 Cases that may be asserted after our emergence from bankruptcy and that may be currently unknown to us and for which we do not have the resources to adequately defend or dispute such claims, including, but not limited to those proofs of claim filed as unliquidated. We may in the future be subject to, or become a party to, additional litigation, claims, regulatory actions, and government investigations and inquiries, as we may be subject to claims by customers, suppliers, vendors, contractors, competitors, government agencies, stockholders or other parties regarding our products, development, accidents, advertising, securities, contract and corporate matter disputes, intellectual property infringement matters and employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability or violation of wage and labor laws. These proceedings and incidents include claims for which we have no or limited insurance coverage. The Company has potential indemnification obligations with respect to the current and former directors named in various lawsuits that have been or may be filed, which obligations may not be covered by the Company’s applicable directors’ and officers’ insurance. See Note 9 - Commitments and Contingencies.

These claims have diverted and may in the future divert our financial and management resources that would otherwise be used to benefit our operations, increased our insurance costs and caused reputational harm. We have already incurred, and expect to continue to incur, significant legal expenses in defending against any claims not discharged in the Chapter 11 Cases. Further, the ongoing expense of lawsuits, investigations and any substantial settlement payment by us or damages award enforceable against us could have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows and adversely affect our ability to successfully realize value for our remaining assets.

We cannot provide any assurances as to what our total actual liabilities will be based on any such unliquidated or additional claims, and we cannot predict the future costs with respect to any additional claims that were not discharged in the Chapter 11 Cases. If our actual liabilities or the costs associated with defending any such claims exceeds amounts reserved by us, it could have a material adverse effect on our financial condition, results of operations and prospects.

We have streamlined our operations following our emergence from the Chapter 11 Cases but legal expenses may remain high.

Following our emergence from the Chapter 11 Cases, the Company expects to incur significant legal expenses to pursue retained causes of action. However, the Company has taken and may continue to take measures to further streamline its operations and seek to reduce its general and administrative expenses, which may include, among other things, reducing or no longer maintaining insurance coverage, scaling back our information technology systems and reducing our management infrastructure. Implementing these measures may adversely impact the Company’s operations and increase liability exposure and our susceptibility to other risks inherent to operating the Company with significantly limited resources and personnel.

Changes in our operations following our emergence from bankruptcy have reduced our need to maintain insurance coverage at previous levels or to carry certain insurance policies, which could make us subject to potential losses and unexpected liabilities if there were to be a material loss or an adverse judgment or settlement in any one or more of our ongoing legal matters that are not insured which could significantly exceed our ability to pay, which could have a material adverse effect on the Company.

Changes in our operations following our emergence from bankruptcy have reduced our need to maintain insurance coverage at previous levels or to carry certain insurance policies. We have, and may continue to seek to reduce or eliminate our insurance coverage or certain policies in the future. The Company currently carries directors’ and officers’ insurance. Beyond this coverage, we do not maintain any insurance coverage due to our limited operations and the cost of insurance or insurers being unwilling to provide coverage at all. Insurance we presently have may expire and we may not be able to obtain replacement policies or such policies may require substantially higher cost or have materially lower coverage amounts, or both. If we reduce or no longer maintain insurance coverage, we may be subject to potential losses and unexpected liabilities, and if we are not able to obtain replacement coverage, the lack of such insurance could have a material adverse effect on the Company if there were to be a material loss.

Estimating probable losses requires the analysis of multiple forecasted factors that often depend on judgments and potential actions by third parties. Legal fees and costs of litigation or an adverse judgment or settlement in any one or more of our ongoing legal matters that are not insured could significantly exceed our ability to pay. This would have a material adverse effect on our financial position and results of operations.

The amount of allowed claims could exceed our estimates, which could have a material adverse effect on our financial condition, results of operations and prospects.

The Company is subject to significant contingent liabilities, including the settled Ohio Securities Class Action in which the Company is to distribute up to $7 million to stockholders when received, in accordance with the terms of that settlement. See Note 9 - Commitments and Contingencies for additional information. Although we intend to pay all allowed claims, including general unsecured claims, in full with interest as provided by the Plan, there can be no assurance that the Claims Reserve, our other assets, or our remaining cash will be sufficient to do so given the uncertainties and risks of the claims dispute and settlement process. If the amount of allowed claims exceeds our estimates, this could have a material adverse effect on our financial condition, results of operations and prospects.

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

Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, prospects and results of operations. It is difficult to predict what impact, if any, changes in federal laws and policies will have on our business and industry or the economy as a whole. The failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

On August 6, 2023, our Class A common stock was delisted from Nasdaq. Our Class A common stock currently trades on the OTC Pink Marketplace under the symbol “NRDE”, which is currently the only trading market for our Class A common stock, which subjects the Company and our stockholders to certain significant risks including:

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

Our capital structure upon our emergence from bankruptcy remained the same as the capital structure upon filing the Chapter 11 Cases, with our shares Class A common stock, warrants to purchase Class A common stock and Preferred Stock remaining outstanding. Existing holders of our Class A common stock may find that their shares have little or no value and the exercise price of outstanding warrants is significantly above the current market price of our Class A common stock. Any trading in our Class A common stock may be very limited.

The value that may be available to our various stakeholders, including our creditors and stockholders, is uncertain and our ability to generate value for stakeholders, if any, will be subject to risks and uncertainties, including, among others, those described elsewhere in this report and subsequent filings that we make with the SEC. Accordingly, the Company urges extreme caution with respect to existing and future investments in its Class A common stock.

In order to protect our ability to utilize our NOLs, our charter includes certain transfer restrictions with respect to our stock, which may limit the liquidity of our Class A common stock.

To reduce the risk of a potential adverse effect on our ability to use our NOLs for U.S. Federal income tax purposes, our charter contains, subject to certain exceptions, restrictions with respect to our stock involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.5% of all issued and outstanding shares of Class A common stock). Any transferee receiving shares of Class A common stock or Preferred Stock that would result in a violation of such restrictions will not be recognized as a stockholder of the Company or entitled to any rights of shareholders, including, without limitation, the right to vote and to receive dividends or distributions, whether liquidating or otherwise, in each case, with respect to the shares of stock causing the violation. The NOL restrictions may adversely affect the ability of certain holders of our Class A common stock to dispose of or acquire shares of our Class A common stock and may have an adverse impact on the liquidity of our stock generally.

Our Preferred Stock ranks senior to our Class A common stock, which may adversely affect holders of our Class A common stock.

We have issued Preferred Stock to Foxconn that ranks senior to our Class A common stock in priority of distribution rights and rights upon our liquidation, dissolution or winding up, accrues dividends and is convertible into Class A common stock and provides associated corporate governance rights and rights with respect to subsequent transactions, which may adversely affect and/or limit the influence of holders of our Class A common stock.

The Preferred Stock liquidation preference amount is equal to approximately $30 million, plus accrued dividends of approximately $5.5 million as of December 31, 2024. Pursuant to the Plan, the Preferred Stock remains outstanding and its rights with respect to its preferred equity, including with respect to any liquidation preference which has or may become due, are unimpaired. We would vigorously oppose any assertion of Foxconn’s entitlement to receive the liquidation preference, but if we are unsuccessful, it could have a material adverse impact on our financial condition, results of operations and prospects.

As long as Foxconn, subject to the outcome of the Foxconn Litigation, or another party or concentrated group owns or controls a significant percentage of our Preferred Stock or outstanding voting power, they have the ability to have a significant influence on our actions and operation of the Board and to influence certain corporate actions requiring stockholder approval, including the election of directors, any amendment of our charter and the approval of significant corporate transactions. On a pro forma basis, after giving effect to the conversion of its Preferred Stock and accrued dividends (but not the exercise of the Foxconn Warrants as they are currently substantially out of the money), Foxconn would hold shares of Class A common stock representing approximately 7% of our outstanding Class A common stock as of December 31, 2024. This concentration of voting power and other rights could have the effect of delaying or preventing a change of control or changes in management and would make the approval of certain transactions difficult or impossible without the support of these significant stockholders. Any of the foregoing could impact our ability to run our business and may adversely affect the influence of the holders and market price of our Class A common stock.

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

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our charter and bylaws and Delaware law contain provisions that could delay or prevent a change in control of us. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. In addition to the matters identified in the risk factors above relating to the provisions of our charter, these provisions include:

●	a classified board of directors with three-year staggered terms;

●	limitations in our charter on acquisitions and dispositions of our Class A common stock designed to protect our NOLs and certain other tax attributes; and

●	authorization for blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.

These and other provisions in our charter and bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of common stock and result in the market price of the common stock being lower than it would be without these provisions.

We remain obligated to continue our SEC reporting, however our ability to meet these obligations timely or at all may be limited.

We remain required to file periodic reports with the SEC following our emergence from Chapter 11. Further, continuing such filings facilitates trading of our Class A common stock, which currently trades on the OTC Pink Marketplace under the symbol “NRDE.” If we are unable to meet these obligations timely or at all, the amount of publicly available information concerning us and our Class A common stock may decrease substantially, which may limit the ability of our stockholders to sell their shares of Class A common stock, and the liquidity and trading prices of our Class A common stock could be further negatively impacted.

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

Rule 144(i) provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a shell company as defined under Rule 144. As a shell company, the holders of our securities may not rely on Rule 144, a safe harbor on which holders of restricted securities may rely to resell securities, to resell their securities without registration or until we are no longer identified as a shell company under Rule 144. This will likely make it more difficult for investors to resell our Class A common stock.

Securities or industry analysts will likely not publish research or reports about us, and the price and trading volume of our Class A common stock could be impaired as a result.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not anticipate any analyst coverage, which will limit our visibility in the financial markets and could impair our stock price or trading volume.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Since emerging from bankruptcy, our operations have been limited to resolving substantial litigation, claims reconciliation and financial reporting. Therefore, we have not adopted any cybersecurity risk management program or formal processes for assessing risk, which may make us susceptible to heightened cybersecurity risks. We also depend on third parties to provide certain services, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure that we utilize, including those of third parties, could lead to the corruption or misappropriation of our information, though we do not anticipate collecting or storing any significant confidential information related to customers, consumers, employees, or vendors. Because we expect to continue to rely on third parties, we will also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we will have no personnel or processes of our own for this purpose. Our Board is generally responsible for the oversight of risks from cybersecurity threats. In the event of a cybersecurity incident impacting us, our management team will inform our Board of Directors of the details of such incident as well as the measures taken in response to such incident. There can be no assurance that we will have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 2. Properties

The Company does not own any properties. The Company leased space in Lordstown, Ohio from Foxconn under a lease agreement pursuant to which Lordstown EV had leased space for Lordstown EV’s Ohio-based employees (the “Lease Agreement”), and under two leases in Farmington Hills, Michigan and one lease in Irvine, California. The Lease Agreement, one of the Farmington Hills leases, and the Irvine lease were terminated on December 31, 2023, as part of the Chapter 11 Cases. The other lease in Farmington Hills was cancelled by its terms on October 31, 2023.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 9 - Commitments and Contingencies of the notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s Class A common stock began trading exclusively on the over-the-counter market on July 7, 2023 under the symbol “RIDEQ.” On March 14, 2024, upon the Company’s emergence from Chapter 11 bankruptcy proceedings, the ticker symbol changed to “NRDE”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 24, 2025, the shares of Class A common stock issued and outstanding were held of record by approximately 52 holders, which number does not include beneficial owners holding our Class A common stock through nominee names.

Dividend Policy

We have not paid any cash dividends on the Class A common stock to date and are prohibited from paying cash dividends with respect to the Class A common stock until we have paid in full any dividends that have accrued with respect to the Preferred Stock. We may retain future earnings, if any, for future operations and expansion and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any future outstanding indebtedness we or our subsidiaries incur or securities that we issue.

Recent Sales of Unregistered Equity Securities

On May 13, 2024, each of the Company’s directors was granted 52,747 restricted stock units that vest in quarterly increments through January 30, 2027 (the “RSU Awards”). Each restricted stock unit represents a contingent right to receive one share of the Company’s Class A common stock. The issuance of the RSU Awards was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Purchase of Equity Securities

We did not purchase any of our equity securities during the period covered by this Annual Report.

Item 6. [Reserved]

Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Cautionary Note Regarding Forward-Looking Statements” and Part I Item 1A. Risk Factors for a discussion of these risks and uncertainties, including without limitation, with respect to the Chapter 11 Cases, our emergence from bankruptcy and our liquidity, capital resources and financial condition.

On June 27, 2023, Lordstown Motors Corp. and its subsidiaries commenced voluntary proceedings under chapter 11 (the “Chapter 11 Cases”) of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On September 1, 2023, we filed with the Bankruptcy Court a plan of reorganization and related disclosure statement (as amended from time to time, the “Proposed Plan”). On November 1, 2023, the Bankruptcy Court entered the Disclosure Statement Order and, thereafter, we solicited votes from their creditors and shareholders for approval of the Proposed Plan. On January 31, 2024, we filed the as-approved Proposed Plan with the Bankruptcy Court. On March 5, 2024, the Bankruptcy Court entered a confirmation order confirming the Proposed Plan (as confirmed, the “Plan”). Following the entry of the confirmation order and all conditions to effectiveness of the Plan being satisfied, we emerged from bankruptcy on March 14, 2024 under the name “Nu Ride Inc.”

The Bankruptcy Court established October 10, 2023, as the general bar date for all creditors (except governmental entities) to file their proofs of claim or interest, and December 26, 2023, as the bar date for all governmental entities, which was extended until January 5, 2024, in the case of the SEC. The deadline to assert rejection damage claims and administrative expense claims has passed.

Upon emergence: (i) the Foxconn Litigation and other retained causes of action of the Company were preserved and may be prosecuted; (ii) claims filed in the bankruptcy will continue to be resolved pursuant to the claims resolution process with allowed claims being treated in accordance with the Plan; (iii) distributions to holders of allowed claims and allowed Interests will be made subject to the provisions of the Plan of Reorganization, and (iv) we will continue to conduct business and may enter into transactions, including business combinations, or otherwise, that could permit the Company an opportunity to create value, including through use of the NOLs.

Upon emergence, a new Board of Directors was appointed pursuant to the Plan and all remaining full-time employees, including the Company’s pre-emergence executive officers, were terminated. The Board of Directors oversees and directs the administration of the Company’s operations, in accordance with the Plan and the Company’s charter and by-laws. Some former employees continue to provide services to the Company as consultants. Our Chief Executive Officer, who is the sole executive officer, was elected by the new Board of Directors in accordance with the Plan, as of the date we emerged from bankruptcy.

Our primary operations during the year ended December 31, 2024 have consisted of actions and related expenditures associated with completing the Chapter 11 Cases and emerging from bankruptcy, resolving substantial litigation, claims reconciliation, financial reporting and regulatory compliance. Our assets consist of cash, cash equivalents, short-term investments, and restricted short-term investments. Additional potential assets, such as the Foxconn Litigation claims, claims the Company may have against other parties, and NOLs, are not reflected in the financial statements.

In light of our emergence from bankruptcy on March 14, 2024, our results for the year ended December 31, 2024, reflect the accounting assumptions and treatment caused by the Chapter 11 Cases and the Plan and may not be representative of our operations and results going forward. See Part I - Item 1A. Risk Factors for further discussion of the risks associated with our emergence from bankruptcy, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations

Comparison of the year ended December 31, 2024 to December 31, 2023

	(in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net sales	$—	$2,340
Cost of sales	—	91,550
Operating (income) expenses
Selling, general and administrative expenses	12,903	54,413
Research and development expenses	—	33,343
Legal settlement and litigation benefit, net	(6,033)	—
Reorganization items	4,022	31,206
Impairment of property, plant, & equipment and intangibles	—	140,726
Total operating expense, net	$10,892	$259,688
Loss from operations	(10,892)	(348,898)
Other income (expense):
Loss on sale of assets	—	(916)
Other (expenses) income, net	(251)	123
Realized gain on debt securities available for sale	257	—
Investment and interest income	2,750	6,625
Loss before income taxes	$(8,136)	$(343,066)
Income tax expense (benefit)	—	—
Net loss	(8,136)	(343,066)
Less accrued preferred stock dividend	2,700	2,494
Net loss attributable to common shareholders	$(10,836)	$(345,560)

As a result of filing for Chapter 11 bankruptcy protection in June 2023 and the significant events that have transpired since then, the period-over-period comparisons of our results of operations are not indicative of consistent underlying business operations.

Net Sales and Cost of Sales

Upon emergence from bankruptcy as a shell company, there were no sales or cost of sales for the year ended December 31, 2024. The Company completed homologation and testing and received required certifications enabling sales to begin in the fourth quarter of 2022. As a result of the Chapter 11 Cases, production of the Endurance ended in June 2023. A total of 35 vehicles were sold in the first nine months of 2023.

Cost of sales totaled $91.6 million for the year ended December 31, 2023, consisting of $7.6 million in costs associated with producing the Endurance, including direct materials net of an adjustment to inventory to reflect its NRV, product warranty accruals and other costs related to selling and delivering the vehicles. The Company recorded $54.3 million in manufacturing depreciation, a $25.8 million charge to reduce the carrying value of inventory to NRV, and a $4.1 million reserve for potential claims from suppliers regarding costs incurred or otherwise that may be owed as a result of the bankruptcy claim reconciliation process.

See Note 2 - Summary of Significant Accounting Policies and Note 4 - Property, Plant and Equipment and Assets Held for Sale regarding depreciation and inventory charges.

Selling, General and Administrative Expense

Selling, general, and administrative expenses (“SG&A”) totaled $12.9 million for the year ended December 31, 2024 compared to $54.4 million for the year ended December 31, 2023. With the Chapter 11 Cases commencing in June 2023, the composition of the Company’s SG&A expense is not comparable on a year-over-year basis.

SG&A for the year ended December 31, 2024 consisted primarily of $9.3 million in personnel and professional fees, inclusive of $3.4 million in accelerated stock compensation expense, insurance premium amortization of $3.1 million, as well as bad debt expense of $0.5 million.

SG&A for the year ended December 31, 2023 consisted primarily of $23.6 million in personnel and professional fees, $8.1 million in non-reorganization related legal fees and expenses, net litigation settlement related expense of $11.8 million, insurance premium amortization of $5.9 million and sales, marketing and overhead costs of $5.0 million. As part of the bankruptcy proceedings, the Debtors received authorization from the Bankruptcy Court to repurchase all vehicles that were in the possession of our customers. We have repurchased all but two of the vehicles that we sold. The vehicles were sold to an automobile recycling company in 2023. The buyer agreed to dismantle the vehicles and sell them for parts or scrap. The repurchase of the vehicles and related reversal of the accrued warranty accrual was recognized in SG&A, as a net bankruptcy claim settlement credit of approximately $0.5 million.

Research and Development Expense

As a result of the actions taken in connection with the Chapter 11 Cases, there were no research and development (“R&D”) expenses for the year ended December 31, 2024.

For the year ended December 31, 2023, R&D costs consisted primarily of $24.4 million in personnel costs, $3.2 million in outside engineering and consulting services, and $4.5 million in prototype components and other engineering costs incurred prior to our filing for Chapter 11 bankruptcy protection.

Legal settlement and litigation benefit, net

Legal settlement and litigation benefit, net totaling $6.0 million represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims. Given that claims began to be settled in 2024, no legal settlement and litigation benefit, net was recorded for the year ended December 31, 2023.

Reorganization Items

Reorganization items represent the expenses directly and incrementally resulting from the Chapter 11 Cases filed on June 27, 2023. For the year ended December 31, 2024, reorganization items consisted of $3.1 million in legal fees and $0.9 million in consulting fees. The reorganization items include costs incurred by us as well as those incurred by the official Unsecured Creditors Committee and official Equity Committee, for which we are responsible.

For the year ended December 31, 2023, reorganization items consisted of $16.2 million in legal fees, $7.3 million in consulting fees and $7.7 million in potential bankruptcy claims and settlements.

Impairment of property, plant, and equipment, prepaid expenses, and other intangibles

As of December 31, 2023, property, plant and equipment and other intangibles were reviewed for potential impairment for recoverability. In prior periods, fair value of the Company’s property, plant, and equipment was derived from the Company’s enterprise value at the time of impairment as the Company believed it represented the most appropriate fair value of the asset group in accordance with accounting guidance. In light of the Chapter 11 Cases, the Company valued its property, plant and equipment based on its estimate of residual and salvage values, resulting in an impairment charge of $134.7 million for the year ended December 31, 2023. See Note 4 - Property, Plant and Equipment and Assets Held For Sale for additional details regarding our impairment. Additionally, for the year ended December 31, 2023, the Company recognized an impairment of $6.0 million related to other intangible assets.

No such impairment charges were incurred for the year ended December 31, 2024.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $23.1 million, short-term investments of approximately $6.4 million, excluding restricted short-term investments of approximately $23.4 million, an accumulated deficit of $1.2 billion at December 31, 2024, and a net loss of $8.1 million for the year ended December 31, 2024.

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities (see Note 9 - Commitments and Contingencies) and (ii) the outcome of our efforts to realize value, if any, from the Company’s retained causes of action, including the Foxconn Litigation, and other remaining assets.

We have incurred significant professional fees and other costs in connection with preparation for and prosecution of the Chapter 11 Cases and expect to continue to incur significant professional fees and costs. In addition, we are subject to significant contingent unliquidated liabilities, the full scope of which is uncertain at this time (see Note 9 - Commitments and Contingencies). Furthermore, under the Plan, we are conducting a process to reconcile the claims asserted that has resulted in approximately $23.4 million of the Company’s short-term investments being restricted for settling outstanding claims against the Company, including litigation and indemnification claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”), which was fully paid out as of September 30, 2024. The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of December 31, 2024, $22.6 million was included in short-term investments, which represents the initial Claims Reserve of $45 million, less $22.4 million which was released from the Claims Reserve related to the claims reconciliation process including $13.8 million of payments to creditors in connection with the Plan and $8.6 million released from the Claims Reserve as a result of claim settlements that were less than the Claims Reserve. Pursuant to the Plan (which includes certain exceptions), upon emergence (i) the Claims Ombudsman was appointed to oversee the administration of claims asserted against the Company by general unsecured creditors and (ii) a trustee was appointed to oversee the litigation claims held by the trust, which may be funded with certain retained causes of action of the Company, as determined by the Board. Holders of certain unsecured claims are expected to be entitled to receive post-petition interest on their claim amount as of the later of the date the claim was due to be paid, or the petition date. Therefore, if the claims resolution process takes longer than anticipated, the total liability to settle claims will increase to reflect the increased interest expense.

The amount of the Claims Reserve is subject to change and could increase materially if amounts paid in respect of unliquidated claims are greater than anticipated. The Claims Reserve is adjusted downward as payments are made for allowed claims, and may also be adjusted downward as claims are resolved or otherwise as a result of the claims resolution process. There is also risk of additional litigation and claims that may be asserted after the Chapter 11 Cases against the Company or its indemnified directors and officers that may be known or unknown and the Company may not have the resources to adequately defend or dispute such claims due to the Chapter 11 Cases. The Company cannot provide any assurances as to what the Company’s total actual liabilities will be based on any such claims. To the extent that the Claims Reserve is insufficient to pay general unsecured creditors in full with interest, such deficiency will be payable from certain other assets of the Company, as set forth in the Plan.

Our assets consist of cash and cash equivalents, short-term investments, the Foxconn Litigation claims, claims the Company may have against other parties and NOLs.

See Risk Factors under Part I - Item 1A above for further discussion of the risks associated with our limited capital resources and loss exposures, among other risks.

Summary of Cash Flows

The following table provides a summary of the Company’s cash flow data for the period indicated:

	Year ended December 31, 2024	Year ended December 31, 2023
Net cash used in operating activities	$(35,077)	$(137,166)
Net cash (used in) provided by investing activities	$(28,818)	$102,904
Net cash used in financing activities	$(106)	$—

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $102.1 million for the year ended December 31, 2024 compared to 2023. The decrease of cash used in operating activities, was principally due to the cessation of operations as a result of the Chapter 11 Cases. The Company’s net loss, as adjusted to reconcile cash used by operating activities was $343.1 million for the year ended December 31, 2023, compared to $8.1 million for same period of 2024. The net loss, as adjusted to reconcile cash used by operating activities for the year ended December 31, 2023 included non-cash impairment charges of $140.7 million, $24.1 million related to the write down of inventory and prepaid inventory, $0.9 million for the loss on disposal of fixed assets, $7.4 million of stock-based compensation, and $54.4 million in depreciation of property, plant and equipment and intangible assets, partially offset by $2.2 million of other non-cash charges. The $35.1 million of cash used in operating activities for the year ended December 31, 2024 was comprised of the $8.1 million net loss for the period, a $34.9 million increase in accounts payable and accrued expenses, and $0.3 million realized gain on debt securities available for sale, partially offset by stock-based compensation of $3.5 million and a decrease in prepaid expenses of $4.7 million.

Net Cash (Used in) Provided by Investing Activities

Cash used for investing activities was $28.8 million for the year ended December 31, 2024 compared to cash provided by investing activities of $102.9 million for the year ended December 31, 2023. The increase of cash used in investing activities included $38.8 million in the purchase of short-term investments, offset by $10.0 million in maturities of short-term investments for the year ended December 31, 2024. Investing activities for the year ended December 31, 2023, included $134.2 million in maturities of short-term investments, offset by $32.1 million in purchases of short-term investments and $10.2 million in purchases of property, plant, and equipment.

Net Cash Used in Financing Activities

For the year ended December 31, 2024, financing activities were limited to tax withholding payments related to net-settled restricted stock compensation associated with the Company’s 2020 Plan. The Company did not engage in any financing activities during the year ended December 31, 2023.

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

Liabilities Subject to Compromise

Since filing the Chapter 11 Cases, the Company has operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In the accompanying Balance Sheet, the “Liabilities subject to compromise” line is reflective of expected allowed claim amounts in accordance with ASC 852-10 and are subject to change materially based on the proceedings and continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 9 - Commitments and Contingencies for further detail.

Recent Accounting Standards

See Note 2 - Summary of Significant Accounting Policies to the consolidated Financial Statements for more information about recent accounting pronouncements, the timing of their adoption, and management’s assessment, to the extent they have made one, of their potential impact on the Company’s financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

On December 31, 2024, we had cash, cash equivalents, short-term investments, and restricted short-term investments of approximately $52.8 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

Item 8. Financial Statements and Supplementary Data

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Nu Ride, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Nu Ride, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

(Signed BDO USA, P.C.)

We have served as the Company’s auditor since 2024.

Detroit, MI

March 28, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Nu Ride, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Nu Ride Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for Segment Reporting as of January 1, 2024 due to the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.

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

/s/ KPMG LLP

We have served as the Company’s auditor from 2020 to 2024.

San Francisco, CA

February 28, 2024, except as it relates to the adoption of Topic 280 as described in Note 2, as to which the date is March 28, 2025

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Consolidated Balance Sheets

(in thousands except for per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$23,095	$87,096
Short-term investments	6,371	—
Short-term investments, restricted	23,370	—
Prepaid insurance	208	2,825
Other current assets	139	2,218
Total current assets	$53,183	$92,139
Other noncurrent assets	—	30
Total assets	$53,183	$92,169

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$136	$933
Accrued legal and professional	721	12,815
Accrued expenses and other current liabilities	207	1,650
Total current liabilities	$1,064	$15,398
Liabilities subject to compromise	9,884	30,467
Total liabilities	$10,948	$45,865

Commitments and contingencies (Note 9):

Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023	$35,455	$32,755
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized; 16,211,365 and 15,953,212 shares issued, 16,096,296 and 15,953,212 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	$24	$24
Additional paid in capital	1,184,505	1,183,804
Accumulated other comprehensive income	666	—
Accumulated deficit	(1,178,415)	(1,170,279)
Total stockholders’ equity	$6,780	$13,549
Total liabilities, mezzanine equity and stockholders’ equity	$53,183	$92,169

The accompanying notes are an integral part of these consolidated financial statements.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except for per share data)

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net sales	$—	$2,340
Cost of sales	—	91,550

Operating (income) expenses:
Selling, general and administrative expenses	12,903	54,413
Research and development expenses	—	33,343
Legal settlement and litigation benefit, net	(6,033)	—
Reorganization items	4,022	31,206
Impairment of property, plant, & equipment and intangibles	—	140,726
Total operating expense, net	$10,892	$259,688

Loss from operations	$(10,892)	$(348,898)

Other income (expense):
Loss on sale of assets	—	(916)
Other (expenses) income, net	(251)	123
Realized gain on debt securities available for sale	257	—
Investment and interest income	2,750	6,625
Loss before income taxes	$(8,136)	$(343,066)
Income tax expense (benefit)	—	—
Net loss	(8,136)	(343,066)
Less accrued preferred stock dividend	2,700	2,494
Net loss attributable to common shareholders	$(10,836)	$(345,560)

Other comprehensive income:
Unrealized gain on debt securities available for sale	666	—

Total comprehensive loss	$(10,170)	$(345,560)

Net loss per share attributable to common shareholders
Basic and diluted	$(0.67)	$(21.67)
Weighted-average number of common shares outstanding
Basic and diluted	16,067	15,945

The accompanying notes are an integral part of these consolidated financial statements.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2023	300	$30,261	15,928	$24	$1,178,960	$(827,213)	$—	$351,771
Restricted stock vesting	—	—	25	—	(65)	—	—	(65)
Stock-based compensation	—	—	—	—	7,403	—	—	7,403
Accrual of Series A Convertible Preferred Stock dividends	—	2,494	—	—	(2,494)	—	—	(2,494)
Net loss	—	—	—	—	—	(343,066)	—	(343,066)
Balance at December 31, 2023	300	32,755	15,953	$24	1,183,804	(1,170,279)	$—	13,549
Restricted stock vesting	—	—	143	—	(106)	—	—	(106)
Stock-based compensation	—	—	—	—	3,507	—	—	3,507
Accrual of Series A Convertible Preferred Stock dividends	—	2,700	—	—	(2,700)	—	—	(2,700)
Unrealized gain on available for sale debt securities	—	—	—	—	—	—	666	666
Net loss	—	—	—	—	—	(8,136)	—	(8,136)
Balance at December 31, 2024	300	$35,455	16,096	$24	$1,184,505	$(1,178,415)	$666	$6,780

The accompanying notes are an integral part of these consolidated financial statements.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2024	Year ended December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,136)	$(343,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,507	7,403
Realized gain on debt securities available for sale	(257)	—
Loss on disposal of fixed assets	—	916
Impairment of property plant and equipment and intangible assets	—	140,726
Depreciation of property plant and equipment	—	54,407
Write down of inventory and prepaid inventory	—	24,105
Other non-cash changes	—	(2,183)
Change in operating assets and liabilities:
Accounts receivables	—	204
Inventory	—	(10,537)
Prepaid insurance and other assets	4,726	15,742
Accounts payable	(797)	(11,942)
Accrued legal and professional	(12,094)	—
Accrued expenses and other current liabilities and liabilities subject to compromise	(22,026)	(12,941)
Net cash used in operating activities	$(35,077)	$(137,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	$—	$(10,152)
Purchase of short-term investments	(38,818)	(32,147)
Maturities of short-term investments	10,000	134,203
Proceeds from the sale of fixed assets	—	11,000
Net cash (used in) provided by investing activities	$(28,818)	$102,904

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax withholding payments related to net settled restricted stock compensation	$(106)	$—
Net cash used in financing activities	$(106)	$—

Cash and cash equivalents:
Net change during the period	$(64,001)	$(34,262)
Balance, beginning of period	87,096	121,358
Balance, end of period	$23,095	$87,096

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$—
Cash paid for income taxes	$—	$—
Cash paid for reorganization items	$30,620	$—

The accompanying notes are an integral part of these consolidated financial statements.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

In the future, the Company may explore potential business opportunities, including strategic alternatives or business combinations. No assurances can be made that the Company will be successful in prosecuting any claim or cause of action or that any strategic alternative or business combination will be identified and/or would result in profitable operations or the ability to preserve any value from the NOLs. The Company anticipates that the prosecution of claims and causes of action and the evaluation and pursuit of potential strategic alternatives will be costly, complex, and risky. As of the date of this report, the Company has neither entered into a definitive agreement with any party, nor has the Company engaged in any specific discussions with any potential business combination candidate regarding business opportunities.

Unless the context indicates otherwise, all shares of the Company’s Class A common stock are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective on May 24, 2023.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

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

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

On August 1, 2024, the Bankruptcy Court entered an opinion and order partially denying and partially granting the Foxconn Adversary Motion to Dismiss, which was subsequently amended on October 1, 2024. Nine of the Company’s claims survived the motion to dismiss on the grounds that the Company pled viable claims against Foxconn and the claims were not subject to mandatory arbitration. The Court also dismissed two of the Company’s claims in favor of arbitration. The order is presently being appealed by Foxconn. The Bankruptcy Court has stayed litigation of the claims that it ruled were not subject to arbitration pending that appeal. The Court also allowed that the two dismissed claims should proceed to arbitration. The Company is vigorously pursuing this litigation. Any net proceeds from the Foxconn Litigation may enhance the recoveries for holders of claims and equity interests of shareholders (“Interests”), as set forth in the Plan. However, no assurances can be provided as to the Company having sufficient resources to pursue the Foxconn Litigation, the outcome or recoveries, if any.

See Note 9 - Commitments and Contingencies - Foxconn Litigation for additional information.

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

Liquidity

The Company had cash and cash equivalents of approximately $23.1 million, short-term investments of approximately $6.4 million, excluding restricted short-term investments of approximately $23.4 million, an accumulated deficit of $1.2 billion at December 31, 2024, and a net loss of $8.1 million for the year ended December 31, 2024.

The Company’s liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities and (ii) the outcome of the Company’s efforts to realize value, if any, from its retained causes of action, including the Foxconn Litigation, and other remaining assets. The Company intends to explore potential business opportunities, including strategic alternatives or business combinations, including those that would preserve the value of the Company’s NOLs.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the date one year from this filing. Over this time period, the Company will be using its restricted short-term investments to pay for settled claims and both its cash and cash equivalents and unrestricted short-term investments for paying existing accrued expenses and legal and consulting fees expected to be incurred.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Financial Statement Preparation

The preparation of consolidated financial statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that affect the reported amounts in the consolidated financial statements, and related disclosures in the accompanying notes to the financial statements. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of changes are reflected in the consolidated financial statements in the period they are determined to be necessary. The Chapter 11 Cases may result in ongoing, additional changes in facts and circumstances that may cause the Company’s estimates and assumptions to change, potentially materially. The Company undertakes no obligation to update or revise any of the disclosures, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Fresh Start Accounting

Upon emergence from bankruptcy, the Company assessed the requirements of fresh start accounting as required in Accounting Standards Codification 852: Reorganizations (“ASC 852”). Based on the Company’s assessment, management concluded that the Company does not qualify for fresh start accounting under ASC 852 upon emergence from bankruptcy. Management’s conclusion was based on the fact that the total of all post-petition liabilities and reserve for allowed claims did not exceed the reorganization value, and the holders of existing voting shares immediately prior to confirmation did not lose control of the entity, as defined as receiving less than 50% of the emerging entity’s voting shares. Accordingly, the Company continued to apply GAAP in the ongoing preparation of its financial statements post emergence.

Segment Information

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company has determined that its CODM is its Chief Executive Officer.

The Company operates as one operating segment with a focus on (a) claims administration under its Plan, (b) prosecuting, pursuing, compromising, settling, or otherwise disposing of litigation and other retained causes of action including the Foxconn litigation, (c) defending the Company against any counterclaims, (d) maintaining and managing the NOL and (e) filing SEC required reports and satisfying other regulatory requirements.

The Company’s CODM manages and allocates resources to the operations of the Company on a consolidated basis. This enables the CODM to assess the Company’s overall level of available resources and determine how best to deploy these resources in line with the Company’s long-term company-wide strategic goals. Given the Company does not currently generate revenue, the CODM assesses performance of the Company’s single segment and allocation of resources based on consolidated net loss as well as total selling, general, and administrative expenses. The CODM utilizes these metrics in order to assess the Company’s cash burn. Total net loss as well as selling, general, and administrative expenses are used to monitor budget versus actual results.

Significant segment expenses are consistent with those presented on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Cash, Cash Equivalents, Short-term Investments, and Restricted Short-term Investments

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

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

The Company’s short-term investments consist of U.S. treasury notes and bills and U.S. government and prime asset money market funds. The short-term investments are accounted for as available-for-sale securities. The market risk related to these investments is insignificant given that the short-term investments held are highly liquid investment-grade fixed-income securities. The Company records changes in allowance for expected credit loss in other income (expense). There has been no allowance for expected credit losses recorded during any of the periods presented. See Note 3 for further information.

Restricted short-term investments balances represent the cash reserves as required by the Plan that have been invested in short-term available for sale securities, which consist primarily of U.S. treasury notes and bills and U.S. government and prime asset money market funds. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”). The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. Therefore, the actual obligations may be more or less than the amount escrowed. To the extent the Professional Fee Escrow is insufficient, the Company will be required to use its available unrestricted cash to settle its obligations. In the event the Professional Fee Escrow exceeds the Company’s obligations, funds will be returned to the Company and become unrestricted. The obligations were fully paid in August 2024 and the remainder of the Professional Fee Escrow was released from restriction. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of December 31, 2024, $22.6 million was included in restricted short-term investments, which represents the initial Claims Reserve of $45 million, less $22.4 million which was released from the Claims Reserve related to the claims reconciliation process.

Liabilities Subject to Compromise

In the accompanying consolidated balance sheets, the “Liabilities subject to compromise” line is reflective of expected allowed claim amounts in accordance with ASC 852-10 and are subject to change materially based on the continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 9 - Commitments and Contingencies for further detail.

Inventory and Inventory Valuation

Substantially all the Company’s inventory was specific to the production of the Endurance. The Company ceased production of the Endurance in June 2023. All of our Endurance inventory was sold pursuant to closing the LandX Asset Purchase Agreement in the fourth quarter of 2023.

The Company’s inventory was stated at the lower of cost or net realizable value (“NRV”). In addition to the NRV analysis, the Company recognized an excess inventory reserve to adjust for inventory quantities that were in excess of anticipated Endurance production, which totaled $24.1 million for the year ended December 31, 2023. NRV and excess inventory charges are recorded within Cost of Sales in the Company’s Consolidated Statement of Operations. No such charges were recognized for the year ended December 31, 2024.

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

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

Valuation of Long-Lived and Intangible Assets

Long-lived assets, including intangible assets, were reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Asset impairment calculations required us to apply judgment in estimating asset group fair values and future cash flows, including periods of operation, projections of product pricing, production levels, product costs, market supply and demand, inflation, projected capital spending and, specifically for fixed assets acquired, assigned useful lives, residual values, functional obsolescence, asset condition and discount rates. When performing impairment tests, we estimated the fair values of the assets using management’s best assumptions, which we believe would be consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The assessment of whether an asset group should be classified as held and used or held for sale requires us to apply judgment in estimating the probable timing of the sale, and in testing for impairment loss, judgment is required in estimating the net proceeds from the sale. Actual asset impairment losses could vary considerably from estimated impairment losses if actual results are not consistent with the assumptions and judgments used in estimating future cash flows and asset fair values. Changes in these estimates and assumptions could materially affect the determination of fair value and any impairment charge.

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

The Company recognized an impairment charge of $140.7 million for the year ended December 31, 2023. No such charge was recognized for the year ended December 31, 2024.

Warrants

The Company accounted for the warrants it has issued in accordance with the guidance contained in Accounting Standards Codification 815: Derivatives and Hedging (“ASC 815”) 815-40-15-7D and 7F under which the warrants did not meet the criteria for equity treatment and were recorded as liabilities at their fair value at each reporting period. Any change in fair value was recognized in the statement of operations. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly during the year ended December 31, 2023. The fair value of the Company’s warrants is currently deemed to be zero as of December 31, 2024.

Revenue Recognition

For the year ended December 31, 2023, revenue was recognized when control of a promised good or service was transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for the good or service. Our performance obligations were satisfied at a point in time. The Company recognized revenue when the customer confirmed acceptance of vehicle possession. Costs related to shipping and handling activities are a part of fulfillment costs and are therefore recognized under cost of sales. The Company’s sales are final and do not have a right of return clause. There were limited instances of sales incentives offered to fleet management companies. The incentives offered were of an immaterial amount per vehicle, and there were no sales incentives recognized during the year ended December 31, 2023.

The Company did not offer financing options therefore there is no impact on the collectability of revenue.

As a result of the Chapter 11 Cases, the Debtors received authorization from the Bankruptcy Court to repurchase all vehicles that were in the possession of our customers. The Company has repurchased all but two of the vehicles that we sold. The repurchase of the vehicles was recognized in SG&A during the year ended December 31, 2023 as a bankruptcy claim settlement.

The Company did not generate any revenue from operations during the year ended December 31, 2024.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

Product Warranty

The estimated costs related to product warranties were accrued at the time products were sold and are charged to cost of sales which included our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. As a result of the Chapter 11 Cases, the Debtors received authorization from the Bankruptcy Court to repurchase all vehicles that were in the possession of our customers. The Company has repurchased all but two of the vehicles that we sold. The balance of the Company’s outstanding warranty accrual as of the date of purchase was recognized in SG&A, as an offset to the bankruptcy claim settlement expense, during the year ended December 31, 2023.

No product warranties existed for the Company during the year ended December 31, 2024.

Research and Development Costs

For the year ended December 31, 2023, the Company expensed research and development costs as they were incurred. Research and development costs consisted primarily of personnel costs for engineering, testing and manufacturing costs, along with expenditures for prototype manufacturing, testing, validation, certification, contract and other professional services and costs.

The Company did not incur any research and development costs during the year ended December 31, 2024.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Accounting for Stock-Based Compensation (“ASC Topic 718”), which establishes a fair value-based method of accounting for stock-based compensation plans. In accordance with ASC Topic 718, the cost of stock-based awards issued to employees and non-employees over the awards vesting period is measured on the grant date based on the fair value. For options, the fair value is determined using the Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, expected option life and risk-free interest rate. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. Further, pursuant to ASU 2016-09 - Compensation - Stock Compensation (Topic 718), the Company has elected to account for forfeitures as they occur. See Note 7 - Stock Based Compensation.

Reorganization Items

Reorganization items of $4.0 million for the year ended December 31, 2024 represent the expenses directly and incrementally resulting from the Chapter 11 Cases and are separately reported as Reorganization items in the consolidated statements of operations and comprehensive loss.

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

Reclassifications

Certain reclassifications have been made in the presentation of the prior period balance sheet related to prepaid expenses, prepaid insurance, and other current assets as well as to the prior period statement of cash flows related to accrued legal and professional and accrued expenses and other liabilities to conform with the December 31, 2024 presentation.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

Recently Issued Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. The Company adopted ASU 2023-07 beginning January 1, 2024 and determined there was no material impact on its financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires that reporting entities disclose specific categories in the effective tax rate reconciliation as well as information about income taxes paid. The authoritative guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires public business entities to provide disclosure of additional information about certain identified costs and expenses on both an interim and annual basis. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40); Clarifying the Effective Date. This ASU provided clarification regarding the effective dates of annual and interim disclosure requirements presented in ASU 2024-03. Upon consideration of the clarification in ASU 2025-01, the guidance in ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the effect of this new guidance on the Company’s consolidated financial statements.

NOTE 3 - FAIR VALUE MEASUREMENTS

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

As of December 31, 2023, the Company had no short-term investments. As of December 31, 2024, the Company had short-term investments which were U.S. treasury bills and notes that are classified as Level I. The valuation inputs for the short-term investments are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the anchor investor purchased warrants (the “Private Placement Warrants”), which will expire on October 23, 2025. In connection with the Foxconn Transactions and the closing of the Asset Purchase Agreement, the Company issued warrants to Foxconn that are exercisable until May 11, 2025 (the “Foxconn Warrants”).

As of December 31, 2024 and 2023, following the Reverse Stock Split, the Company had 0.113 million Foxconn Warrants with an exercise price of $157.50 and 0.153 million Private Placement Warrants with a strike price of $172.50. The fair value of the Foxconn Warrants was $0.3 million at issuance. The Private Placement Warrants and the Foxconn Warrants were classified as a liability with any changes in the fair value recognized immediately in our consolidated statements of operations and comprehensive loss. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly during the year ended December 31, 2023.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

The following tables summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2024
Cash and cash equivalents	$23,095	$23,095	$—	$—
United States government treasury bills	29,741	29,741	—	—

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2023
Cash and cash equivalents	$87,096	$87,096	$—	$—

The following table summarizes the amortized cost and fair value of available-for-sale securities (in thousands):

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains (Losses)	Maturity Date Range
December 31, 2024
United States government treasury bills	$29,751	$29,741	$—	$666	February 15, 2025 - May 15, 2025

Non-Recurring Fair Value Measurements

At December 31, 2023, the Company had assets held for sale that were adjusted to their fair value as the carrying value exceeded the estimated fair value. There was no further impairment loss related to the valuation of assets held for sale for the year ended December 31, 2024. However, for the year ended December 31, 2023, the Company recognized an impairment charge of $140.7 million to adjust the carrying value of its right of use assets. The categorization of the framework used to value the assets is Level 3 given the significant unobservable inputs used to determine fair value. Refer to Note 4 - Property, Plant and Equipment and Assets Held for Sale for further detail.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT AND ASSETS HELD FOR SALE

The Company determined that its property, plant, and equipment represent one asset group which is the lowest level for which identifiable cash flows are available. Historically, fair value of the Company’s property, plant, and equipment was derived from the Company’s enterprise value at the time of impairment as the Company believed it represented the most appropriate fair value of the asset group in accordance with accounting guidance. In light of the Chapter 11 Cases, as discussed above, the Company valued its property, plant and equipment based on their estimated residual value as of June 30, 2023, which was estimated at zero. As a result, the Company recognized property, plant and equipment impairment and right of use asset impairment charges of $133.5 million and $1.3 million, respectively, during the year ended December 31, 2023. Accordingly, there was no property, plant and equipment or assets held for sale impairment charge recognized for the year ended December 31, 2024.

NOTE 5 - SERIES A CONVERTIBLE PREFERRED STOCK

On November 7, 2022, the Company issued 0.3 million shares of Preferred Stock for $100 per share to Foxconn, resulting in gross proceeds of $30 million.

In addition, following the parties’ agreement to the EV Program (as defined in the Investment Agreement) budget and the EV Program milestones and satisfaction of those EV Program milestones and other conditions set forth in the Investment Agreement, Foxconn was to purchase in two tranches, a total of 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share for aggregate proceeds of $70 million. The first tranche was to be in an amount equal to 0.3 million shares for an aggregate purchase price of $30 million; the second tranche was to be in an amount equal to 0.4 million shares for an aggregate purchase price of $40 million. The parties agreed to use commercially reasonable efforts to agree upon the EV Program budget and EV Program milestones no later than May 7, 2023.

The completion of the Subsequent Preferred Funding would have provided critical liquidity for the Company’s operations. Since April 21, 2023, Foxconn has disputed its obligations under the Investment Agreement to consummate the Subsequent Common Closing and to use necessary efforts to agree upon the EV Program budget and EV Program milestones to facilitate the Subsequent Preferred Funding (each as defined in the Investment Agreement). Foxconn initially asserted that the Company was in breach of the Investment Agreement due to the Company’s previously disclosed receipt of the Nasdaq Notice regarding the Bid Price Requirement. As previously disclosed, Foxconn purported to terminate the Investment Agreement if that purported breach was not cured within 30 days.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

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

On June 27, 2023, the Company filed its Chapter 11 Cases and on that same date the Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement and other agreements, the parties’ joint venture agreement, the Foxconn APA, and the CMA that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. See Note 9 – Commitments and Contingencies for additional information. The Foxconn Litigation is Adversary Case No. 23-50414. The descriptions herein with respect to the Preferred Stock and any rights thereunder do not account for the potential effects of the Chapter 11 Cases or the Foxconn Litigation on the Preferred Stock or any rights thereunder. The Company reserves all claims, defenses, and rights with respect to the Chapter 11 Cases, the Foxconn Litigation, the Preferred Stock, and any treatment of Preferred Stock or other interests held by Foxconn or any other party and the descriptions below do not account for the impact of any relief should it be granted.

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

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

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

Upon a change of control (as defined in the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware (the “Certificate of Designations”)), Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its liquidation preference (including any unpaid accrued dividends) and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction (the “Change of Control Put”).

The terms of the Company’s Preferred Stock do not specify an unconditional obligation of the Company to redeem the Preferred Stock on a specific or determinable date, or upon an event certain to occur. The Company notes the existence of the Change of Control Put. However, the ability to execute this put right is contingent on the occurrence of the change of control event, which is not a known or determinable event at time of issuance. Therefore, the Preferred Stock is not considered to be mandatorily redeemable. The conversion of the Preferred Stock is based on fixed conversion price rather than a fixed conversion amount. The value of the Preferred Stock obligation would not vary based on something other than the fair value of the Company’s equity shares or change inversely in relation to the fair value of the Company’s equity shares. Based on these factors, Preferred Stock does not require classification as a liability in accordance with the provisions in ASC 480 “Distinguishing Liabilities from Equity”.

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

The Company believes that the transaction price associated with the sale of the Preferred Stock to Foxconn was representative of fair value and serves as the basis for initial measurement. The Preferred Stock issued by the Company accrues dividends at the rate of 8% per annum whether or not declared and/or paid by the Company (cumulative dividends). In addition, the dividends will compound on a quarterly basis (upon each Preferred Dividend Payment Date (as defined in the Certificate of Designations)) to the extent they are not paid by the Company. The Company records the dividends (effective PIK dividends) as they are earned, based on the fair value of the Preferred Stock at the date they are earned. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock. The Company accrued $2.7 and $2.5 million in dividends for the years ended December 31, 2024 and 2023, respectively, and had accrued $5.5 and $2.8 million in aggregate dividends as of such date, which represented the estimated fair value to Preferred Stock with a corresponding adjustment to additional-paid-in-capital common stock in the absence of retained earnings.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

Upon emergence from bankruptcy, and as of the date of this report, the Preferred Stock remains outstanding and unimpaired. Upon a change of control (as defined in the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware), Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its $30.0 million liquidation preference, plus any unpaid accrued dividends, and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction (the “Change of Control Put”). The liquidation preference, plus accrued dividends is presented as Mezzanine Equity within the Company’s Consolidated Balance Sheet. As of December 31, 2024 and 2023, the Company did not consider a change of control to be probable, however the Company notes that there is significant uncertainty regarding the outcome of the Foxconn Litigation which may impact the foregoing, and the Company can provide no assurance regarding such determination.

NOTE 6 - CAPITAL STOCK AND INCOME (LOSS) PER SHARE

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

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common shareholders for the years ended December 31, 2024 and 2023, respectively, due to their anti-dilutive effect (in thousands):

	December 31, 2024	December 31, 2023
Foxconn Preferred Stock	1,221	1,128
Foxconn Warrants[1]	113	113
Private Placement Warrants[2]	154	154
Total	1,488	1,395

1)	Foxconn Warrants are due to expire on May 11, 2025.
2)	Private Placement Warrants are due to expire on October 23, 2025.

NOTE 7 - STOCK BASED COMPENSATION

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

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

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

On May 13, 2024, the Compensation Committee of the Board of Directors of the Company adopted a modified director compensation plan for the five outside directors that constitute the Board of Directors. The director compensation plan includes a three-year grant under the Company’s 2020 Equity Compensation Plan of restricted stock units (“RSUs”) with a fair market value of $8.0 thousand per director per quarter ($96.0 thousand per director in the aggregate), based on the closing price per share of the Company’s common stock on May 13, 2024. The RSUs granted cover service on the Board through the first quarter of 2027 and vest quarterly through January 30, 2027, subject to acceleration on the occurrence of certain events.

During the years ended December 31, 2024 and 2023, the Company recognized $3.5 million and $7.4 million of stock-based compensation expense, respectively, which was included in selling, general, and administrative expense on the consolidated financial statements. As of December 31, 2024, there was $0.4 million of unrecognized stock-based compensation related to non-vested awards that is expected to be recognized over a weighted average period of 2.1 years.

NOTE 8 - INCOME TAXES

The reconciliation of the statutory federal income tax with the provision for incomes taxes is as follows at December 31 (in thousands):

	2024	Rate	2023	Rate
Fed tax benefits at statutory rates	$(1,709)	21.0%	$(72,044)	21.0%
Equity compensation	736	(9.1)%	4,073	(1.2)%
Other permanent differences	—	—%	57	—%
Return to provision adjustments	(13,165)	161.8%	—	—%
Other	—	—%	(4,515)	1.3%
Rate difference	7,383	(90.7)%	(8,250)	2.4%
State Tax Expense/(Benefit)	—	—%	(15,936)	4.6%
Change in valuation allowance	6,755	(83.0)%	96,615	(28.2)%
Total tax benefit	$—	—%	$—	—%

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

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

Components of the Company’s deferred tax assets are as follows at December 31 (in thousands):

	2024	2023
Share-based compensation	$—	$1,391
Other reserves	—	11,059
Capitalized R&D expenses	12,249	20,271
Others	2,228	9,914
Net operating losses	268,405	233,493
Total deferred tax assets	282,882	276,128
Valuation allowance	(282,882)	(276,128)
Total deferred tax assets, net of valuation allowance	$—	$—

At December 31, 2024 and 2023, respectively, the Company had $1.1 billion and $993.2 million of federal net operating losses that carry forward indefinitely. State and local net operating losses totaled $843.4 million and $880.3 million for 2024 and 2023, respectively. Of the total net operating loss balances at December 31, 2024, the full federal net operating loss as well as state net operating losses totaling $336 million do not expire. The remaining state and local net operating losses carry forward for up to 20 years. No federal, state or local income taxes were paid during 2024 or 2023.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Voluntary Chapter 11 Proceedings, Liabilities Subject to Compromise and Other Potential Claims

On June 27, 2023, the Company and its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court. See Note 1 - Description of Organization and Business Operations for additional information.

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

On August 8, 2023, the Bankruptcy Court approved procedures for the Company to conduct a comprehensive marketing and sale process for some, all, or substantially all of their assets in order to maximize the value of those assets. The marketing process culminated in the Company entering into the LandX Asset Purchase Agreement on March 29, 2023, providing for the sale of specified assets of the Company related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assume certain specified liabilities of the Company for a total purchase price of $10.2 million in cash. This transaction closed on October 27, 2023. See Note 1 - Description of Organization and Business Operations - Description of Business.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

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

With respect to the stockholder derivative suits filed on behalf of the Company against certain of its officers and directors and certain former DiamondPeak directors prior to the Chapter 11 Cases, the derivative claims asserted in those suits became the property of the Company pursuant to the Bankruptcy Court’s order confirming the Plan. The Company appointed an independent committee of directors to evaluate such claims with the assistance and advice of special litigation counsel, to make a recommendation as to the disposition of such claims, including, among other things, whether to pursue or release some or all of those claims against some or all of those officers and directors. Ultimately, such claims were retained by the Company and not released under the Plan.

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

The Bankruptcy Court established October 10, 2023, as the general bar date for all creditors (except governmental entities) to file their proofs of claim or interest, and December 26, 2023, as the bar date for all governmental entities, which was extended until January 5, 2024, in the case of the SEC or that may arise due to our obligations under the Highway Safety Act of 1970 (the “Safety Act”) administered by the National Highway Traffic Safety Administration (“NHTSA”) described under “NHTSA Matters” below. The deadline to assert rejection damage claims and administrative expense claims has passed. The ability of creditors to amend previously filed proofs of claim, both in terms of amount and nature of claim, will be governed in accordance with applicable law. Furthermore, proofs of claim have been filed asserting unliquidated damages or claims in respect of certain indemnifications or otherwise that we may not be able to estimate, or may be materially more than we estimate. The amount of such liability may diminish the assets available to satisfy general unsecured claims. There is substantial risk of litigation by and against the Company or its indemnified directors and officers with respect to such claims.

In addition, the deadline for parties to file proofs of claim arising from the Company’s rejection of an executory contract or unexpired lease, and proofs of claim for administrative expense claims, was April 15, 2024.

Several rejection damages and administrative expense claims were filed, all but one of which has been settled or withdrawn.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

“Liabilities subject to compromise” are recorded at the expected or estimated amount of the total allowed claim, however, the ultimate settlement of these liabilities remains subject to analysis and negotiation, approval of the Bankruptcy Court and the other factors discussed above, and any unliquidated claims may be settled or resolved for materially different amounts. These amounts are also subject to adjustments if we make changes to our assumptions or estimates related to unliquidated claims as additional information becomes available to us. Such adjustments may be material, and the Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of “Liabilities subject to compromise” may change materially.

Upon emergence from bankruptcy, the Company recorded $60.7 million in restricted cash as required by the Plan of Reorganization for bankruptcy and administrative claim settlements and pre-emergence bankruptcy professional fees. Post emergence the Company settled claims and pre-emergence bankruptcy professional fees totaling $37.3 million, resulting in a restricted short-term investments balance of $23.4 million as of December 31, 2024. In accordance with Plan, the Claims Ombudsman had until the end of the GUC Reserve Adjustment Period (as defined in the Plan) to request an increase in the reserve, if he believed the existing reserve would be insufficient to fund all allowed and disputed unsecured claims. The Claims Ombudsman made no such request, and the GUC Reserve Adjustment Period concluded in September 2024.

Concurrently, the Company recorded a liability totaling $29.9 million upon emergence from bankruptcy within liabilities subject to compromise, which was reflective of the expected allowed claims amounts in accordance with ASC 852-10. After emerging from bankruptcy, the Company settled liabilities subject to compromise since emergence from bankruptcy in the amount totaling $20.0 million, resulting in a liabilities subject to compromise balance of $9.9 million as of December 31, 2024. This balance reflects both undisputed and partially disputed amounts the Company may owe.

The Company had accruals of $0 million and $6.5 million, as of December 31, 2024 and 2023, respectively, for certain of its outstanding legal proceedings and potential related obligations within “liabilities subject to compromise” and “accrued and other current liabilities” on its consolidated balance sheets. The Company’s liabilities for legal proceedings and potential related obligations may include amounts for the securities litigation, government claims and indemnification obligations described in more detail below or other claims that may be asserted against the Company and may or may not be offset by insurance. Changes in the Company’s operations in connection with the Chapter 11 Cases reduced the Company’s need to maintain insurance coverage at previous levels or to carry certain insurance policies. The amount accrued as of December 31, 2024 was estimated based on available information and legal advice, the potential resolution of these matters in light of historical negotiations with the parties, and the potential impact of the outcome of one or more claims on related matters, but does not take into account the impact of the applicable provisions of the Bankruptcy Code, the terms of the Plan, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

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

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

On October 25, 2024, the Company filed a complaint in the United States Bankruptcy Court for the District of Delaware seeking a declaration that the Company is entitled to coverage from the 2020-2022 primary layer D&O liability insurance company for costs to defend certain lawsuits and respond to certain SEC and DOJ investigations. The primary policy had a face limit of $5 million. The Company filed a memorandum of law in support of its motion for summary judgment with the Court on November 4, 2024. In response, the primary layer insurer moved to dismiss and filed a competing lawsuit in New York State court seeking a declaration that there is no coverage for the same lawsuits and SEC and DOJ investigations. No damages are sought against the Company. The motion to dismiss is pending.

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

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

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

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

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

SEC Claim

The Company received two subpoenas from the SEC for the production of documents and information, including relating to the merger between DiamondPeak and Legacy Lordstown and pre-orders of vehicles, and the Company was informed by the U.S. Attorney’s Office for the Southern District of New York that it is investigating these matters. The Company cooperated, and will continue to cooperate, with these and any other regulatory or governmental investigations and inquiries. Ultimately, the SEC filed a claim against the Company for $45.0 million (the “SEC Claim”). The Company settled the SEC Claim by (i) settling the Ohio Securities Class Action and (ii) making an offer of settlement to the SEC, which was approved by the SEC on February 29, 2024. Upon the Company’s emergence from bankruptcy, the SEC Claim was deemed withdrawn pursuant to the terms of the offer of settlement and the Plan. See the section in this Note 9 titled “Ohio Securities Class Action” for additional information regarding the Company’s continuing contingent obligations related to the Ohio Securities Class Action settlement. No amounts attributable to the Company’s settlement of the SEC Claim were paid or are payable to the SEC.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

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

On June 27, 2023, the Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for breaches of the Investment Agreement, the Foxconn APA and the CMA and fraudulent and tortious actions that the Company believes were committed by Foxconn. See the following section and Note 1 - Description of Business - Foxconn Litigation for additional information. The Investment Agreement and the CMA were rejected pursuant to the Plan upon the Company’s emergence from bankruptcy. The Foxconn APA transaction was consummated before the Chapter 11 Cases. Refer to Note 5 - Series A Convertible Preferred Stock for additional details.

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

On August 1, 2024, the Bankruptcy Court entered an opinion and order partially denying and partially granting the Foxconn Adversary Motion to Dismiss, which was subsequently amended on October 1, 2024. Nine of the Company’s claims survived the motion to dismiss on the grounds that the Company pled viable claims against Foxconn and the claims were not subject to mandatory arbitration. The Court also dismissed two of the Company’s claims in favor of arbitration. The order is presently being appealed by Foxconn. The Bankruptcy Court has stayed litigation of the claims that it ruled were not subject to arbitration pending that appeal. The Court also allowed that the two dismissed claims should proceed to arbitration.

In conjunction with the District Court proceedings, the Company and Foxconn engaged in a mediation effort. On January 15, 2025, the Company informed the District Court that the mediation did not result in a resolution.

On January 27, 2025, the Company moved the District Court to allow the appeal to be heard directly by the Court of Appeals for the Third Circuit. That motion is pending.

The Company is vigorously pursuing the litigation.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

The Post-Petition Securities Action

On July 26, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of Ohio by Bandol Lim (“Plaintiff Lim”), individually and on behalf of other stockholders asserting violations of Section 10(b), Section 20(a) of the Exchange Act and Rule 10b-5 thereunder relating to the Company’s disclosure regarding its relationship with Foxconn and the Foxconn Transactions (the “Post-Petition Securities Action”). The lawsuit names Edward Hightower, Adam Kroll, and Daniel Ninivaggi as Defendants (“Defendants”) in their capacities as Company officers and/or directors. Defendants dispute the allegations and intend to vigorously defend against the suit. None of the Debtors is named as a Defendant in the Post-Petition Securities Action. Plaintiff Lim and RIDE Investor Group each filed motions for appointment as lead plaintiff in the Post-Petition Securities Action. On September 30, 2024, the Post-Petition Securities Action was dismissed in full on the grounds that none of the allegations were actionable. Separately, each of the members of the RIDE Investor Group filed proofs of claim (the “RIDE Proofs of Claims”) against the Company, purportedly on behalf of themselves and the putative class in the Post-Petition Securities Action, in an unliquidated amount. The RIDE Investor Group has not sought authority from the Bankruptcy Court to file its purported class proofs of claim. The Plan constituted an objection to each of the RIDE Proofs of Claim, and on October 25, 2024, the Company filed additional objections to the RIDE Proofs of Claim on various grounds. Each of the RIDE Proofs of Claim was disallowed by Bankruptcy Court order, and the Company bears no liability for such claims.

NHTSA Matters

The Company’s obligations under the Safety Act administered by NHTSA for the vehicles it has manufactured and sold continued in force during the pendency of and following the Chapter 11 Cases. During the Chapter 11 Cases, the Company’s obligations were treated as a claim of the United States government against the Company. The Plan did not discharge the Company from claims arising after emergence from bankruptcy, nor did it preclude or enjoin the enforcement of any police or regulatory power. The Company has repurchased all but two of the vehicles that were sold (other than the vehicles sold to LAS Capital or its affiliates, for which it assumed warranty, product liability and recall liabilities). The Company cannot predict the extent of the liability that may arise from the Safety Act obligations for vehicles the Company has already manufactured and sold, or any claims that may be asserted by NHTSA.

NOTE 10 - RELATED PARTY TRANSACTIONS

Under the Investment Agreement, Foxconn made additional equity investments in the Company, whereby it became a related party under the Company’s Related Party Transaction Policy as a 5% or more beneficial owner of the Company’s Class A common stock. For the year ended December 31, 2023, the Company paid Foxconn approximately $0.3 million, primarily related to payments under the CMA and other manufacturing expenses. For the year ended December 31, 2024, the Company made no payments, and had no amounts payable, to Foxconn.

William Gallagher, the Company’s Chief Executive Officer, is a principal of M3 Partners, LP (“M3 Partners”). M3 Partners served as the Equity Committee’s financial consultant during the bankruptcy proceedings. Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of an engagement agreement (the “Engagement Agreement”). Mr. Gallagher has been, and will remain, employed by M3 Partners and will provide his services pursuant to the Engagement Agreement. Pursuant to the Engagement Agreement, M3 Partners’ fees are calculated on an hourly basis. The Company incurred approximately $1.5 million in fees payable to M3 Partners under the Engagement Agreement for the year ended December 31, 2024, which is included in selling, general, and administrative expenses within the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023, Mr. Gallagher was not a related party.

NOTE 11 - SUBSEQUENT EVENTS

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs and the nature of operating activities. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024.

Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Under the supervision of the CEO and Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.nurideinc.com under the heading “Governance.” Any amendments to the Code of Business Conduct and Ethics or any grant of a waiver from the provisions of the Code of Business Conduct and Ethics requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on the Company’s website.

The information required by this item is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant’s Fees and Services

The information required by this item is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

Balance Sheets as of December 31, 2024 and 2023

Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023

Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023

Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Financial Statements

(2) Financial Statements Schedule. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3) Exhibits.

Exhibit Index

Exhibit No.	Description
2.1	Third Modified First Amended Joint Chapter 11 Plan of Lordstown Motors Corp. and Its Affiliated Debtors (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2024)
2.2+	Asset Purchase Agreement, dated September 29, 2023, among Lordstown Motors Corp., Lordstown EV Corporation, Lordstown EV Sales LLC, LAS Capital LLC and Stephen S. Burns (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2023)
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)
4.1*	Description of Class A Common Stock
10.1#	Engagement Letter, dated March 15, 2024, between Nu Ride Inc. and M3 Partners LP. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 14, 2024)
10.2#	2020 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2022)
10.3#	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024)
10.4	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024)
10.5#	Form of Notice of Stock Option Award Granted Under the Lordstown Motors Corp. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10 K for the fiscal year ended December 31, 2020)
10.6#	Form of Notice of Restricted Stock Unit Award Granted Under the Lordstown Motors Corp. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10 K for the fiscal year ended December 31, 2020)
10.7#	Form of Lordstown Motors Corp. 2020 Equity Incentive Plan Outside Director Restricted Stock Unit Agreement (incorporated by reference to the Company’s Annual Report on Form 10 K for the fiscal year ended December 31, 2020)
10.8#	Form of Lordstown Motors Corp. 2020 Equity Incentive Plan Performance Stock Unit Agreement (incorporated by reference to the Company’s Annual Report on Form 10 K for the fiscal year ended December 31, 2022)
10.9	Asset Purchase Agreement, dated November 10, 2021, between Lordstown Motors Corp. and Foxconn (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2021)
10.10	Manufacturing Supply Agreement, dated May 11, 2022, between Lordstown EV Corporation and Foxconn EV System LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022)
10.11	Investment Agreement, dated November 7, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
10.12	Registration Rights Agreement, dated November 22, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)
10.13	Open Market Sales Agreement, dated November 7, 2022, between Lordstown Motors Corp. and Jefferies LLC (incorporated by reference to the Company’s Quarterly Report on Form 10 Q, filed with the SEC on November 7, 2022)
10.14	Settlement Agreement, dated August 14, 2023, among Lordstown Motors Corp., Lordstown EV Corporation, Lordstown EV Sales LLC and Karma Automotive LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023)
16.1	Letter to the Securities and Exchange Commission from KPMG LLP, dated April 17, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2024)
19.1*	Nu Ride Inc. Insider Trading Policy
21.1*	List of Subsidiaries
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Lordstown Motors Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024)

99.1	Order (I) Confirming Third Modified First Amended Joint Chapter 11 Plan of Lordstown Motors Corp. and Its Affiliated Debtors and (II) Granting Related Relief (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU RIDE INC.

Date: March 28, 2025	/s/ William Gallagher
	Name:	William Gallagher
	Title:	Chief Executive Officer, President, Secretary, and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William Gallagher, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments and supplements thereto and all other instruments necessary or desirable in connection therewith, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Gallagher	Chief Executive Officer, President, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 28, 2025
William Gallagher

/s/ Andrew L. Sole	Chairman	March 28, 2025
Andrew L. Sole

/s/ Alexander C. Matina	Director	March 28, 2025
Alexander C. Matina

/s/ Michael J. Wartell	Director	March 28, 2025
Michael J. Wartell

/s/ Neil Weiner	Director	March 28, 2025
Neil Weiner

/s/ Alexandre Zyngier	Director	March 28, 2025
Alexandre Zyngier

