Form 10-K/A
period 2024-12-31
NU RIDE INC.
filed 2025-04-29
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Nu Ride, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities Exchange Commission (the “SEC”) on March 28, 2025 (the “Original Form 10-K”), to provide the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on the General Instructions to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC no later than 120 days after the end of the fiscal year.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are being filed and furnished, respectively, as exhibits to this Amendment No. 1 under Item 15 of Part IV. Because this Amendment No. 1 does not contain or amend any financial statements or disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certification have been omitted. As a result, Item 15 of Part IV has been amended to reflect the filing and furnishing of these new certifications, and to reflect the inclusion of compensatory agreements relating to former executive officers who were named executive officers in 2024, and the updated form of outside director restricted stock unit agreement which was inadvertently omitted from the Original Form 10-K filing.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other information contained or incorporated in, including the exhibits thereto, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Annual Report.

In this Amendment No. 1, we provide our website address, www.nurideinc.com, to disclose that certain information is available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Amendment No. 1, and references to our website address in this Amendment No. 1 are inactive textual references only.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information Regarding Directors

As previously disclosed, on June 27, 2023, Lordstown Motors Corp., a Delaware corporation and its subsidiaries (collectively, the “Debtors”), commenced voluntary proceedings under chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 proceedings were jointly administered under the caption In re: Lordstown Motors Corp., et al., Cases No. 23-10831 through 23-10833 (the “Chapter 11 Cases”).  On March 5, 2024, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Third Modified First Amended Joint Chapter 11 Plan of Lordstown Motors Corp. and Its Affiliated Debtors (as may be further modified, amended, or supplemented, the “Plan”). Following the entry of the Confirmation Order and all conditions to Plan effectiveness being satisfied, the Debtors emerged from bankruptcy on March 14, 2024 (the “Effective Date”) under the name “Nu Ride Inc.”

The Plan provided for the appointment of new members to serve on the Company’s board of directors as of the Effective Date and provided that such new board was to be selected by the official committee of equity security holders (“Equity Committee”). The Equity Committee selected the below individuals to serve on the Company’s board of directors as of the Effective Date.

Set forth below is certain information with respect to our current directors as of April 15, 2025.

Name	Age	Length of Service as Director	Position with the Company
Andrew L. Sole	60	Since March 2024	Chairman of the Board and Member of the Audit Committee
Alexander C. Matina	48	Since March 2024	Director, Member of the Audit Committee and Compensation Committee and Chairman of the Corporate Governance and Nominating Committee
Michael J. Wartell	56	Since March 2024	Director, Member of the Audit Committee and Corporate Governance and Nominating Committee
Neil Weiner	64	Since March 2024	Director, Chairman of the Audit Committee and Member of the Compensation Committee
Alexandre Zyngier	55	Since March 2024	Director, Chairman of the Compensation Committee and Member of the Audit Committee and Corporate Governance and Nominating Committee

Andrew L. Sole is the Co-founder and Managing Member of Esopus Creek Advisors, the General Partner to the Esopus Creek Value Series Fund LP (“Esopus”). Esopus, launched in August 2005, is based in East Hampton, N.Y. and is a concentrated long-term value investment fund focusing on investments in small and mid-capitalization public securities, both non-distressed and distressed public companies. Mr. Sole has over 30 years of investment experience, including investments in Chapter 11 corporate reorganizations. Mr. Sole has served as a fiduciary on both official creditor and official equity holder committees in numerous bankruptcy cases over the last 18 years. Prior to Esopus, Mr. Sole was a managing partner of Esopus Creek Partners and Esopus Creek Capital, the predecessor firms to Esopus, from January 2002 until August 2005. Both firms focused on long-term investments in public securities. Mr. Sole holds a Bachelor of Science degree in Mathematics from Union College and a J.D (cum laude and a Member of the Order of the Coif) from the Benjamin N. Cardozo School of Law of Yeshiva University, and is a licensed attorney in New York. We believe that Mr. Sole’s investment management and advisory knowledge and experience qualify him to serve on the Board.

Alexander C. Matina is currently the Managing Member of LANECR Consulting LLC. From 2007 through 2023, Mr. Matina served in various leadership roles, including Portfolio Manager, at MFP Investors LLC, formerly the family office of Michael F. Price that invested across both public and private markets. He also has served on the board of directors of S&W Seed Company, a publicly traded agricultural company, since 2015, Trinity Place Holdings Inc., a private real estate development firm, since 2013 and Range Capital Acquisition Corp, a special purpose acquisition company since 2023. He is also a director of SIXGEN, a privately held cyber-security company. Mr. Matina previously served as a director of Crowheart Energy LLC, a private energy company, from 2017 until its sale in 2024, served on the board of directors of Madava Financial, a private, energy-focused finance company, from 2017 to 2021, and Papa Murphy’s, a pizza franchise, from 2017 to 2019, when it was sold. Mr. Matina graduated from Fordham University (summa cum laude), with a B.S. with concentrations in finance and accounting. He also received his MBA in Finance from Columbia University. We believe that Mr. Matina’s strong investment management and finance background, including experience with private equity as well as his experience with other public companies, qualify him to serve on the Board.

Michael J. Wartell has served as president of Bluerose Associates LLC since October 2023. Prior to that he served as the Co-Chief Investment Officer and Owner of Venor Capital Management LP, a private investment management company, from 2005 to 2023. He has also served on the board of directors of Imperium3 New York, Inc, a private energy manufacturing company, since 2023, and Rotech Healthcare, Inc., a private healthcare products company, since 2014. He earned a B.S.E. (cum laude) with concentrations in Finance and Accounting from the Wharton School at the University of Pennsylvania. We believe that Mr. Wartell’s 30 years of experience of investing in opportunistic credit, credit solutions and special situations, as well as his strategic expertise in successfully working through numerous process driven investments, including restructurings, refinancings, IPOs, turnarounds and liquidations across a broad range of industries, qualify him to serve on the Board.

Neil Weiner currently manages a private family partnership, Foxhill Family Partnership, LP which was established in 2021. Prior to this, Mr. Weiner founded Foxhill Capital Partners, LLC in 2006 as the investment manager of the Foxhill Opportunity Fund, L.P. a private fund focused on distressed and special situation investments where he served as the Chief Investment Officer. He previously was a partner at the distressed firm Triage Capital Management. Additionally, he served on the board of directors of Cambium Learning Group, a private education technology company, from 2010 to 2013 and was chairman of the audit committee. Mr. Weiner holds a B.A. from the University of Pennsylvania and an MBA from The Wharton School of the University of Pennsylvania. Through his substantial investment and fund management experience, Mr. Weiner has acquired extensive knowledge of, and experience in, the areas of finance, investing and capital markets, and such prior experiences also demonstrate his leadership capability and business acumen, which we believe qualifies him to serve on the Board.

Alexandre Zyngier has served as the Managing Director and Founder of Batuta Capital Advisors LLC, a private investment and advisory firm, since 2013. He also serves on the board of directors of Urgently Inc., a software enabled roadside assistance company since January 2025, Unifin Financiera SAB de CV, a Mexican finance company since August 2024, Slam Corp, a public special purpose acquisition company, since February 2023, COFINA Puerto Rico, the taxing authority of Puerto Rico, since February 2019, Atari SA, a public video game company, since August 2014 and certain other private entities. Mr. Zyngier previously served on the board of directors of Appvion Holding Corp, a private paper and packaging company, from February 2019 to December 2021, GT Advanced Technologies Inc., a private advanced materials company, from March 2016 to November 2021, Torchlight Energy Resources Inc., a public exploration and production company, from June 2016 to June 2021, Eileen Fisher Inc., a private retail company, from November 2020 to May 2021, AudioEye, Inc, a public software company, from September 2015 to July 2020 and certain other public and private companies. Mr. Zyngier earned his MBA in Finance and Accounting from the University of Chicago. Mr. Zyngier’s qualifications to serve on our Board include his years of investment management and advisory experiences with various companies.

Director Terms of Office

As required by the Company’s Third Amended and Restated Certificate of Incorporation, the Board has been divided into three classes, designated Class I, Class II and Class III. The term of the initial Class I directors (Mr. Weiner) will expire at the annual meeting of the stockholders of the Company to be held in 2025; the term of the initial Class II directors will expire at the annual meeting of the stockholders of the Company to be held in 2026 (Messrs. Zyngier and Wartell), and the term of the initial Class III directors (Messrs. Sole and Matina) will expire at the annual meeting of the stockholders of the Company to be held in 2027, or, in each case, on the earlier of such person’s death, resignation or removal.

Information Regarding Executive Officers

On the Effective Date, in accordance with the Plan, William Gallagher was appointed by the Board as the Chief Executive Officer, President, Secretary, and Treasurer of the Company. Set forth below is certain information with respect to Mr. Gallagher as of April 15, 2025.

Name	Age	Position
William Gallagher	66	Chief Executive Officer, President, Secretary, and Treasurer

William Gallagher has served as a Managing Director of M3 Partners, LP (“M3 Partners”) since October 2018 and has over 40 years of experience in finance, investment, and financial restructurings. From May 2015 to July 2018, Mr. Gallagher was the Chief Executive Officer and board member at WMIH Corp (NASDAQ:WMIH), a public acquisition corporation which was the successor to Washington Mutual, Inc. From March 2009 to May 2015, Mr. Gallagher was CEO, board member and Chief Risk Officer at Capmark Financial Group, formerly known as GMAC Commercial Mortgage. From September 1989 to February 2009, Mr. Gallagher was the chief credit officer at RBS Greenwich Capital. Mr. Gallagher started his career at Chemical Bank in July 1981 and he worked at First Boston from January 1985 to August 1989. He has a B.S. in business administration from Syracuse University and an MBA from New York University.

Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of the M3 Engagement Letter (defined below). Mr. Gallagher has been, and will remain, employed by M3 Partners and will provide his services pursuant to the M3 Engagement Letter. See Item 11. Executive Compensation – Engagement Letter Between the Company and M3 Partners below.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than 10% of any registered class of our equity securities (each such person a “reporting person”) to file with the SEC initial reports of ownership and reports of changes in such ownership. Based solely on a review of the forms and amendments thereto filed electronically by any reporting person with the SEC during or with respect to 2024 and written representations from any such reporting person that no Form 5 is required, we believe that all reports applicable to such reporting persons were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except that the Form 3 reporting the initial beneficial ownership for Neil Weiner was filed late.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our employees, executive officers and directors. The Code of Conduct is available on the investor relations portion of our website at nurideinc.com. The Board must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Corporate Governance

Consideration of Director Candidates Recommended by Stockholders

It is the policy of the Board to consider properly submitted recommendations for candidates to the Board from stockholders. Stockholder recommendations for candidates to the Board should be directed in writing to Nu Ride Inc., c/o M3 Partners, 1700 Broadway, 19th Floor, New York, NY 10019, Attention: William Gallagher.

Audit Committee

The Board has an Audit Committee, consisting of Mr. Weiner (Chair) and Messrs. Matina, Sole, Wartell and Zyngier. The Board determined that each of these members of the Audit Committee satisfies the independence requirements of the rules of the NASDAQ Stock Market (“NASDAQ Rules”) and Rule 10A-3 under the Exchange Act. Each of these members of the Audit Committee can read and understand fundamental financial statements in accordance with NASDAQ Rules related to audit committee requirements and the Board has determined that Mr. Weiner qualifies as an audit committee financial expert within the meaning of SEC regulations.

Insider Trading Policy

We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024 and is also available on our website at nurideinc.com.

Item 11. Executive Compensation

The following provides information regarding the compensation arrangements for our (i) Chief Executive Officer, President, Secretary, and Treasurer, (ii) our former Chief Executive Officer and President who served until the Effective Date and (iii) two other former executive officer who would have been the two most highly compensated executive officers in 2024 (other than the principal executive officer) had they still been serving as an executive officer as of the end of 2024 (these four officers collectively are our “named executive officers” or “NEOs”).

For 2024, our NEOs were:

Name	Position
William Gallagher	Chief Executive Officer, President, Secretary, and Treasurer
Edward T. Hightower	Former Chief Executive Officer and President
Daniel A. Ninivaggi	Executive Chairman
Adam B. Kroll	Executive Vice President and Chief Financial Officer

The employment of Messrs. Hightower, Ninivaggi and Kroll terminated at the Effective Date. See “Narrative Disclosure to Summary Compensation Table - Agreements with the Named Executive Officers - Severance Agreements” below.

All shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”) and prices per share are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective as of 12:01 a.m. Eastern Time on May 24, 2023.

Summary Compensation Table

The following table presents information concerning the total compensation of our NEOs for each of the last two fiscal years.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sations	All Other Compen-sation		Total
William Gallagher	2024	-		-	-	-	-	$564,167	(1)	$564,167
Chief Executive Officer, President, Secretary, and Treasurer
Edward T. Hightower	2024	$155,192	(2)	-	-	-	-	$980,985	(3)	$1,136,177
Former Chief Executive Office and President	2023	$674,573		-	-	-	-	$210	(4)	$674,783
Daniel A. Ninivaggi	2024	$93,461		-	-	-	-	$553,225	(3)	$646,686
Former Executive Chairman	2023	$444,758		-	-	-	-	$13,410	(4)	$458,168
Adam B. Kroll	2024	$180,289	(2)	-	-	-	-	$689,016	(3)	$869,305
Former Chief Financial Officer and Corporate Secretary	2023	$450,000		-	-	-	-	$3,672	(4)	$453,672

(1)	Represents the amount billed by M3 Partners to the Company for Mr. Gallagher’s services and included $100,111 for Mr. Gallagher’s services during the bankruptcy in accordance with the terms of M3 Partners’ engagement by the Equity Committee. See “Engagement Agreements with M3 Partners – Arrangement with William Gallagher” below for more information.

(2)	Amount includes $15,000 in consulting fees earned by Mr. Hightower and $86,828 in consulting fees earned by Mr. Kroll.

(3)	Amounts represent the allowed general unsecured claim for severance on the Effective Date in accordance with the terms of the Severance Agreements (as defined below).

(4)	Amounts include matching contributions by the Company under the prior 401(k) plan in respect of contributions made by such NEO in the year and expense reimbursements for cellular phone bills.

Narrative Disclosure to Summary Compensation Table

The following discussion provides additional information regarding the compensation arrangements of our named executive officers for 2024, including the severance settlement agreements (the “Severance Agreements”) and consulting agreements entered into with certain of the named executive officers in light of the Chapter 11 Cases and the termination of their employment as a result thereof.

Engagement Agreements with M3 Partners – Arrangement with William Gallagher

During the bankruptcy, the Equity Committee engaged M3 Partners to provide certain services, including consulting and advisory services provided by William Gallagher. Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of the M3 Engagement Letter, effective as of March 15, 2024. Mr. Gallagher has been, and will remain, employed by M3 Partners and provides his services pursuant to the M3 Engagement Letter. Under the terms of the M3 Engagement Letter, the Company agreed to retain M3 to provide Mr. Gallagher to serve as Chief Executive Officer, President, Treasurer and Secretary of the Company. The terms of the M3 Engagement Letter provide that Mr. Gallagher is responsible for the day-to-day management of the Company, and that he may be assisted by such other M3 Partners personnel as Mr. Gallagher (in consultation with the Board) determines to be required to provide the services. Mr. Gallagher reports to, and at all times is acting under the supervision and at the direction of, the Board.

Under the M3 Engagement Letter, M3 Partners is entitled to non-refundable professional fees based on the actual hours incurred by M3 personnel on matters pertinent to the engagement. Such fees are based upon the hourly rates as set forth in the M3 Engagement Letter, depending on the title of the applicable M3 Partners personnel. Under the terms of the M3 Engagement Letter, the hourly rate attributable to Mr. Gallagher as a Managing Director of M3 Partners is $1,075-$1,205 per hour; provided that M3 Partners may adjust its billing rates upon notice to the Company. For 2024, the hourly rate attributable to Mr. Gallagher was $1,205 per hour. M3 Partners furnishes the Company with monthly invoices in respect of unbilled service fees accrued, and the Company is required to pay such amounts within five days after the date of service of the relevant invoice.

The engagement of M3 Partners by the Company may be terminated by either party at any time upon ten business days’ written notice. Following any such termination, neither party will have further liability to the other, except with respect to fees and expenses earned and incurred through the date of termination and any provisions of the M3 Engagement Letter which are expressly stated to survive its termination or expiration.

See Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Party Transactions below for more information.

Severance Agreements with Former Executive Officers

Pursuant to the Plan, as of the Effective Date, the employment of the following executive officers of the Company was terminated: Messrs. Ninivaggi and Hightower and Adam Kroll. In connection with such termination, each entered into a severance agreement with the Company on terms previously approved by the board of directors and the Bankruptcy Court.

Pursuant to the Plan, on March 13, 2024, the Company entered into a Severance Settlement Agreement (the “Severance Agreement”) with each of Messrs. Ninivaggi, Hightower and Kroll (each, a “Former Executive”). The Severance Agreements provided for certain payments and benefits to each Former Executive in consideration of obligations that existed under employment agreements with each Former Executive and in connection with providing consulting services to the Company upon emergence.

The Severance Agreements provided that each Former Executive would receive an allowed general unsecured claim for severance on the Effective Date in the following amounts: Mr. Ninivaggi: $550,000; Mr. Hightower: $975,267; and Mr. Kroll: $685,000 (each, a “Proposed Allowed Employee Claim”), in exchange for their agreement to (a) release certain claims against the Debtors, (b) comply with restrictive covenants, including confidentiality and assignment of inventions covenants, under the employment agreements and other agreements with the Company containing these terms and (c) consult with the post-Effective Date Company for a specified number of hours over a six-month period for no additional consideration in the case of Messrs. Ninivaggi and Hightower and for a specified rate with respect to continuing SEC reporting obligations and certain other responsibilities for Mr. Kroll. In each case, the Former Executives agreed to provide support with respect to the claims reconciliation process, satisfaction of applicable SEC and other regulatory requirements, filing of tax returns, and assistance with respect to prosecution of causes of action retained by the Company pursuant to the Plan.

Distributions with respect to the Proposed Allowed Employee Claims were made as follows: (a) distribution on account of two thirds of the Proposed Allowed Employee Claim was made within 30 days of the Effective Date and (b) the remainder was made within 120 days of the Effective Date. The Former Executives were not entitled to a greater percentage recovery than other allowed general unsecured claims and are entitled to any subsequent “holdback” distributions that are made under the Plan.

Any unvested restricted stock units (“RSUs”) and options held by the Former Executives as of the Effective Date vested in full. Performance Stock Units (“PSUs”) held as of the Effective Date by Mr. Kroll vested in full, while those held by Messrs. Ninivaggi and Hightower terminated. Vested options remained exercisable for three months following the Effective Date.

Consulting Arrangements with Former Executives

Edward T. Hightower

The Severance Agreement with Mr. Hightower provided that following his termination, he would serve as an advisory consultant to the Company for a period of up to six months after the Effective Date, with authority to execute and responsibility to prepare and file the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, as well as other matters as requested and mutually agreed upon. Under the terms of the Severance Agreement, Mr. Hightower did not receive any additional compensation for such services.

Subsequently, on November 1, 2024, the Company entered into a Consulting Agreement with Motoring Ventures LLC, of which Mr. Hightower is the Managing Director. Under this Consulting Agreement, Mr. Hightower agreed to provide advice and consulting services to the Company with respect to matters as requested by the Company at a rate of $7,500 per month. The Company or Mr. Hightower may terminate the Consulting Agreement with 15 days advance written notice of such termination to the other party. Mr. Hightower earned an aggregate of $15,000 in consulting fees in 2024.

Daniel A. Ninivaggi

The Severance Agreement with Mr. Ninivaggi provided that following his termination, he would serve as an advisory consultant to the Company for a period of up to six months after the Effective Date, providing up to 80 hours of consulting services relating to management transition services. Under the terms of the Severance Agreement, Mr. Ninivaggi did not receive any additional compensation for such services.

Adam Kroll

The Severance Agreement with Mr. Kroll provided that following his termination, he would serve as an advisory consultant to the Company for a period of up to six months after the Effective Date, providing up to 80 hours of consulting services relating to management transition services. Under the terms of the Severance Agreement, Mr. Kroll received fees for his consulting services at a rate of $450 per hour. Following the termination of the consulting period under the Severance Agreement, Mr. Kroll was retained by the Company to provide additional consulting services at a rate of $450 per hour. Mr. Kroll earned an aggregate of $86,828 in consulting fees in 2024.

Prior Employment and Compensation Arrangements with the Former Executives

The following is a summary of the employment agreements and other compensation arrangements that were applicable to our Former Executives prior to the Effective Date. Each of the employment agreements described below was modified by the Severance Agreements described above.

Prior Agreement with Edward T. Hightower

Mr. Hightower entered into an employment agreement on November 9, 2021, with the Company in connection with his service as its President, and such employment agreement was amended and restated on July 12, 2022, in connection with his appointment as Chief Executive Officer and President of the Company. Mr. Hightower’s annual base salary was $675,000. He had an annual bonus equal to 110% of his annual base salary. Mr. Hightower’s employment agreement also provided for the initial grants of 33,333 stock options with an exercise price of $85.35 and 33,333 RSUs (all such amounts give effect to the Reverse Stock Split) under the Company’s 2020 Equity Incentive Plan (the “Equity Plan”), as amended, and contemplated annual equivalent grants.

Prior Agreement with Daniel A. Ninivaggi

Mr. Ninivaggi entered into an employment agreement with the Company to serve as its Chief Executive Officer as of August 26, 2021, which was amended on each of November 9, 2021, and August 3, 2022. Mr. Ninivaggi’s annual base salary was adjusted in August 2022 in connection with Mr. Hightower’s appointment as Chief Executive Officer and the change in Mr. Ninivaggi’s responsibilities to serve solely as the Company’s Executive Chairman of the Board to consist of: (i) a non-contingent cash component of $450,000; and (ii) a contingent cash component of $225,000 payable if the Company’s publicly-traded equity market capitalization exceeded targets of $1 billion and $1.25 billion in 2023 and thereafter, respectively. Mr. Ninivaggi’s bonus target was set at 80% of his actual base salary earned for the fiscal year.

Prior Agreement with Adam B. Kroll

Mr. Kroll entered into an employment agreement with the Company to serve as its Chief Financial Officer as of October 25, 2021. Mr. Kroll’s annual base salary was $450,000 with an annual bonus target of 80% of his base salary. Mr. Kroll’s employment agreement also provided for the initial grants of 13,333 stock options with an exercise price of $76.80 and 16,666 RSUs (all such amounts give effect to the Reverse Stock Split) under the Equity Plan, and contemplated annual equivalent grants.

2023 Non-Equity Incentive Plan Compensation

For 2023, the Compensation Committee had established a performance-based annual incentive bonus structure under which each Former Executive had a target annual incentive amount based on a percentage of his or her salary and a payout amount of 0%-150% of target that could be earned based on fiscal year performance against pre-established metrics. No bonus amounts were paid for 2023.

2023 Equity-Based Incentives

No equity awards were granted to the Former Executives in 2023 in light of the Chapter 11 Cases. In addition, the vesting and settlement of any previously granted awards scheduled to vest during the pendency of the Chapter 11 Cases was suspended. As noted above, any unvested RSUs and options held by the Former Executives as of the Effective Date vested in full. PSUs held as of the Effective Date by Mr. Kroll vested in full, while those held by Messrs. Ninivaggi and Hightower terminated. Vested options remained exercisable for three months following the Effective Date.

2023 Benefits and Perquisites

The Former Executives were provided benefits on the same basis as all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; short- and long-term disability insurance; a health savings account; and a tax-qualified Section 40l(k) plan for which only a safe harbor matching contribution was provided.

2023 Retirement Benefits

The Company provided a tax-qualified 401(k) plan for all employees, including the Former Executives. The 401(k) plan provided for safe harbor matching contributions for participants’ elective contributions to the plan and for discretionary profit-sharing contributions to participants who satisfy the eligibility requirements under the plan. The 401(k) plan has been terminated.

Outstanding Equity Awards at 2024 Year End

There were no outstanding equity awards held by the NEOs as of December 31, 2024.

Director Compensation

The following table provides information concerning the compensation paid by us to each of our non-employee directors who served during any part of the year ended December 31, 2024, including the former non-employee directors who served until the Effective Date on March 14, 2024. Neither Mr. Ninivaggi nor Mr. Hightower, who are NEOs, received additional compensation for their services as directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total
Current Directors
Alex Matina	$112,077	$96,000	-	-	$208,077
Andrew Sole	$168,115	$96,000	-	-	$264,115
Michael Wartell	$112,077	$96,000	-	-	$208,077
Neil Weiner	$112,077	$96,000	-	-	$208,077
Alexandre Zyngier	$112,077	$96,000	-	-	$208,077
Former Directors(1)
David T. Hamamoto(2)	$17,186	-	-	-	$17,186
Keith Feldman(2)	$14,456	-	-	-	$14,456
Jane Reiss(2)	$12,131	-	-	-	$12,131
Dale Spencer(2)	$13,546	-	-	-	$13,546
Angela Strand(2)	$11,423	-	-	-	$11,423
Joseph B. Anderson Jr	$12,131	-	-	-	$12,131
Laura J. Soave	$11,120	-	-	-	$11,120

(1)	The director compensation for the non-employee directors prior to the Effective Date was as follows: Annual Cash Retainer: $50,000; Lead Independent Director Annual Compensation: $25,000; Committee Chairperson Annual Cash Retainer: Audit Committee: $15,000; Compensation Committee: $12,000; Nominating & Corporate Governance Committee: $10,000; Committee Member Annual Cash Retainer: Audit Committee: $10,000; Compensation Committee: $6,500; and Nominating & Corporate Governance Committee: $5,000.

(2)	Each of Messrs. Hamamoto, Feldman and Spencer and Messes. Reiss and Strand also held 136 RSUs that vested on February 5, 2024 (with settlement subject to deferral elections in some cases), which was the remaining one-third of their initial non-employee director grants made on February 5, 2021. Each of Messrs. Hamamoto and Feldman deferred the receipt of an aggregate of 820 shares, respectively, that were otherwise issuable upon vesting of the RSUs granted in 2021. In addition, each of Messrs. Hamamoto and Spencer and Ms. Reiss deferred the receipt of 3,189 shares, respectively, that were otherwise issuable upon vesting of the RSUs granted in 2022. All deferred shares were settled at the Effective Date in connection with the director’s departure from the Board.

Non-Employee Director Compensation Arrangements

Following the Effective Date, the new Board initially approved quarterly compensation of board members of $12,000 in cash and $8,000 in fair market value equity compensation to be issued under the Equity Plan, both paid in arrears.

On May 13, 2024, the Board adopted a modified director compensation program, which included a three-year grant of RSUs under the Equity Plan with a fair market value of $8,000 per director per quarter ($96,000 per director in the aggregate), based on the closing price per share of the Company’s common stock on May 13, 2024, and which vest quarterly through January 30, 2027, subject to acceleration on the occurrence of certain events.

On December 4, 2024, upon the recommendation of the Compensation Committee and the compensation consultant engaged by the Compensation Committee, the Board adopted the following updated director compensation program (which was made effective retroactive to the date Board service began on March 14, 2024):

●	Cash: $140,000 per year, payable $35,000 quarterly in advance ($210,000 for Chairman, payable $52,500 quarterly in advance)

●	Equity: Annual RSU grant with a fair market value of $100,000 ($150,000 for Chairman), vesting in equal tranches on the first two anniversaries of the grant date, subject to acceleration in connection with a change in control. The grant date is the first trading day in January of each year going forward starting with 2025.

Following the adoption of the updated director compensation program, the directors received a cash payment of $73,835 ($129,873 for Chairman) for the retroactive cash fees owed. In addition, for 2024, the directors received an RSU grant for a portion of the retroactive equity fees owed of $80,055 ($120,082 for Chairman), and for 2025, in addition to the regular annual RSU grant noted above, will receive an additional RSU grant in 2025 for the remainder of the retroactive equity fees owed of $15,945 ($24,082 for Chairman).

Directors may elect to defer receipt of shares upon the earliest to occur of (i) five years from the grant date, (ii) a change in control or (iii) a separation of service. A director’s affirmative irrevocable election must be made in the calendar year prior to the grant.

Equity Grant Policy and Procedures

We currently only grant annual equity-based awards of RSUs to our Board in accordance with the “Non-Employee Director Compensation Arrangements” described above. Our current compensation arrangements do not contemplate option awards. The Compensation Committee may consider a modified or updated compensation program, from time to time based on business needs, changing compensation practices or other factors, in the discretion of the Compensation Committee. The Compensation Committee does not take into account material nonpublic information in determining the timing and terms of equity-based awards, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known by us regarding the beneficial ownership of our Class A common stock and our Series A Convertible Preferred Stock, $0.0001 par value (the “Preferred Stock”) as of April 15, 2025, by:

●	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of Class A common stock or the Preferred Stock;

●	each of our current NEOs and directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on 16,096,296 shares of Class A common stock issued and outstanding as of April 15, 2025. As previously indicated, all shares of Class A common stock are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective as of 12:01 a.m. Eastern Time on May 24, 2023.

Unless otherwise noted, the address for each beneficial owner listed below is 1700 Broadway, 19th Floor, New York, NY 10019.

	Shares Beneficially Owned
Name and Address of Beneficial	Class A Common Stock		Preferred Stock(1)		Total Voting Power With Respect to Class A Common Stock
Owner	Number	%	Number	%	Number	%
Current Directors and Named Executive Officers
Alexander Matina(1)	17,584	*	-	-	17,584	*
Andrew Sole(1) (2)	717,584	4.6%	-	-	717,584	4.6%
Michael Wartell(1)	17,584	*	-	-	17,584	*
Neil Weiner(1)(3)	674,297	4.2%	-	-	674,297	4.2%
Alexandre Zyngier(1)(4)	200,086	1.2%	-	-	139,186	1.2%
William Gallagher	-	-	-	-	-	-
Edward T. Hightower(5)	51,448	*	-	-	51,448	*
Daniel A. Ninivaggi(5)	41,346	*	-	-	41,346	*
Adam B. Kroll(5)	26,136	*	-	-	26,136	*
All Current Directors and Executive Officers, as a group (6 individuals)(6)	1,566,235	9.7%	-	-	1,627,135	10.0%
Five Percent Holders
Hon Hai Precision Industry Co., Ltd.(7)	1,344,362	8.4%	300,000	100.00%	2,593,803	14.9%

*Represents beneficial ownership of less than 1%.

(1)	Includes 17,584 shares of Class A common stock underlying RSUs that vest within 60 days. The settlement of these RSUs will be within ten (10) days following the earliest to occur of the following events: (a) the fifth (5th) anniversary of the grant date (which was May 13, 2024), (b) a “change in control event” with respect to the Company, as determined in accordance with Treas. Reg. 1.409A-3(i)(5), applying the default provisions or (c) the director’s “separation from service” from the Company, as determined under Section 409A of the Internal Revenue Code.

(2)	Includes 700,000 shares of Class A common stock owned by Esopus Creek Value Series Fund LP – Series A, and of which Esopus Creek Advisors LLC is the general partner. Mr. Sole is the sole managing member and principal of Esopus Creek Advisors LLC. Mr. Sole disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(3)	Includes 656,713 shares of Class A common stock owned by Foxhill Family Partnership, LP. Mr. Weiner is the president of the general partner of Foxhill Family Partnership, LP and, by virtue of such position, has voting and dispositive power over the securities held by it. Mr. Weiner disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(4)	Includes 182,502 shares of Class A common stock owned by HZ Investments LLC. Mr. Zyngier is the managing member of HZ Investments LLC and, by virtue of such position, has voting and dispositive power over the securities held by it. Mr. Zyngier disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(5)	Information is based on a Form 4 filed by the individual with the SEC on March 18, 2024.

(6)	Includes 87,920 shares of Class A common stock underlying RSUs that vest within 60 days. The settlement of these RSUs will be within ten (10) days following the earliest to occur of the following events: (a) the fifth (5th) anniversary of the grant date (which was May 13, 2024), (b) a “change in control event” with respect to the Company, as determined in accordance with Treas. Reg. 1.409A-3(i)(5), applying the default provisions or (c) the director’s “separation from service” from the Company, as determined under Section 409A of the Internal Revenue Code.

(7)	Information is based on the Schedule 13/DA filed with the SEC on May 3, 2023 (after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective on May 24, 2023) and includes: (i) 861,151 shares of Class A common stock held by Foxconn Ventures Pte. Ltd. (“Foxconn Ventures”); (ii) 483,210 shares of Class A common stock held by Foxconn (Far East) Limited (“Foxconn Far East”); (iii) 113,333 shares of Class A common stock underlying warrants held by Foxconn EV Technology, Inc. (“Foxconn EV”) which are exercisable until May 11, 2025; and (iv) 300,000 shares of Preferred Stock held by Foxconn Ventures. Foxconn Far East owns 54.5% of the outstanding equity interests of Foxconn Ventures and controls its board of directors. Each of Foxconn Far East, Foxconn EV, Foxteq Holdings Inc. (“Foxteq Holdings”), Foxteq Integration Inc. (“Foxteq Integration”) and PCE Paragon Solutions Kft. (“PCE”) is a wholly owned subsidiary of Hon Hai Precision Industry Co., Ltd. (“Hon Hai”). In this capacity, Hon Hai exercises shared voting and investment power over the shares held directly or indirectly by Foxconn Ventures, Foxconn Far East, Foxteq Holdings, Foxteq Integration, PCE and Foxconn EV. The principal address of Hon Hai is No. 66, Zhongshan Road, Tucheng Industrial Zone, Tucheng District, New Taipei City, 23680, Taiwan. The amounts shown in the table assume that the Preferred Stock is convertible into 1,249,441 shares of Class A common stock that would be issuable upon conversion (including accrued and unpaid dividends) if such shares were converted (and such dividends were paid in kind) as of April 15, 2025. The number of shares of Class A common stock into which the Preferred Stock is convertible at the time of such conversion is subject to the Ownership Limitations. See “Certain Relationships and Related Party Transactions - Foxconn Transactions.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024, regarding the Company’s equity compensation plan. The only plan pursuant to which the Company may currently make additional equity grants is the Equity Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	675,268	-	736,786
Equity compensation plans not approved by stockholders	-	-	775,110	(1)
Total	675,268	-	1,511,896

(1)	In accordance with the Plan, on March 14, 2024, the Board approved, adopted and ratified an amendment to the Equity Plan, as amended, to increase the number of shares of Class A common stock reserved for issuance thereunder from an aggregate of 2,224,890 shares to an aggregate of 3,000,000 shares, inclusive of the shares underlying awards that were initially granted under the Lordstown Motors Corp.’s 2019 Equity Incentive Plan and converted into awards under the Equity Plan upon the closing of the Company’s business combination with Lordstown Motors Corp.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Foxconn Transactions

In the years prior to the Company’s filing for bankruptcy protection, the Company entered into a series of transactions with affiliates of Foxconn, beginning with the Agreement in Principle that was announced on September 30, 2021, pursuant to which the Company entered into definitive agreements to sell our manufacturing facility in Lordstown, Ohio under an asset purchase agreement (the “Foxconn APA”) and outsource manufacturing of the Endurance to Foxconn under a contract manufacturing agreement (the “CMA”). On November 7, 2022, the Company entered into an investment agreement with Foxconn under which Foxconn agreed to make additional equity investments in the Company (the “Investment Agreement”). The Investment Agreement superseded and replaced an earlier joint venture agreement. The Foxconn APA, the CMA and the Investment Agreement together are herein referred to as the “Foxconn Transactions.” Pursuant to the Investment Agreement, Foxconn’s beneficial ownership of Class A common stock exceeded 5% as of November 2022 causing Foxconn to become a related party. See Part I – Item 1 – Business – Foxconn Transactions and Note 9 – Commitments and Contingencies of the Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding the terms and status of the Foxconn Transactions. For the year ended December 31, 2024, the Company made no payments, and had no amounts payable, to Foxconn.

The Company has repurchased and destroyed all but two of the vehicles that it sold (other than the vehicles sold to LAS Capital or its affiliates, for which it assumed warranty, product liability and recall liabilities). Foxconn agreed to pay for one-half of the aggregate cost incurred to repurchase and destroy those vehicles, which one-half was $510,000. Payment was received during the first quarter of 2024.

Engagement Letter to M3 Partners

William Gallagher, the Company’s Chief Executive Officer, is a principal of M3 Partners, LP (“M3 Partners”). M3 Partners served as the Equity Committee’s financial consultant during the bankruptcy proceedings. Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of an engagement letter (the “M3 Engagement Letter”). Mr. Gallagher has been, and will remain, employed by M3 Partners and will provide his services pursuant to the M3 Engagement Letter. Pursuant to the M3 Engagement Letter, M3 Partners’ fees are calculated on an hourly basis. The Company incurred approximately $1.5 million in fees payable to M3 Partners under the M3 Engagement Letter for the year ended December 31, 2024, which is included in selling, general, and administrative expenses within the consolidated statements of operations and comprehensive loss.

Review, Approval or Ratification of Transactions with Related Persons

The Company’s Board has adopted a Related Party Transaction Policy that sets forth policies and procedures for the review and approval or ratification of any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which any executive officer, director or nominee for director, any shareholder beneficially owning 5% or more of any class of the Company’s voting securities, or an immediate family member of any such person, or any entity that is controlled by any of the foregoing persons, had, has or will have a direct or indirect material interest that would need to be disclosed under Item 404(a) of Regulation S-K (a “Related Party Transaction”), including any material amendment or modification to an existing Related Party Transaction. Pursuant to this policy, the Audit Committee reviews and approves any proposed Related Party Transaction, considering, among other factors, whether the Related Party Transaction is fair to the Company and is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party and whether the Related Party Transaction would present an improper conflict of interests for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer or related party, the direct or indirect nature of the director’s, executive officer’s or related party’s interest in the transaction and the ongoing nature of any proposed relationship. The Audit Committee may then approve or disapprove the transaction in its discretion. Any Related Party Transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC.

Director Independence

The Board has determined that each of the current non-employee directors qualify as independent directors under the NASDAQ Rules and SEC regulations, as applicable, for purposes of serving as a director and a member of the committee on which such director serves.

Item 14. Principal Accountant’s Fees and Services

Principal Accounting Fees and Services

Effective April 17, 2024, the Audit Committee approved the appointment of BDO USA, P.C. (“BDO”) as the Company’s new independent registered public accounting firm for the year ended December 31, 2024. The following table presents the fees for professional services rendered by BDO for the audit of our annual financial statements for the year ended December 31, 2024, and the fees billed for other services rendered by BDO during that period.

Fee Category	2024
Audit Fees	$200,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees	$200,000

Audit Fees. The aggregate audit fees (inclusive of out-of-pocket expenses) billed by BDO were for professional services rendered for the audit of our annual financial statements and internal control over financial reporting, review of financial statements included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the SEC, and for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

All of the fees set forth in the table above were pre-approved by the Audit Committee.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee has established a policy to review and approve the engagement of our independent registered public accounting firm to perform audit services and any permissible non-audit services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements. No financial statement or supplemental data are filed with this Amendment No.1. See the Index to Financial Statements of the Original Report.

(2) Financial Statements Schedule. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto.

(3) Exhibits.

Exhibit Index

Exhibit No.	Description

2.1	Third Modified First Amended Joint Chapter 11 Plan of Lordstown Motors Corp. and Its Affiliated Debtors (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2024)

2.2+	Asset Purchase Agreement, dated September 29, 2023, among Lordstown Motors Corp., Lordstown EV Corporation, Lordstown EV Sales LLC, LAS Capital LLC and Stephen S. Burns (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2023)

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).

3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)

4.1	Description of Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025)

10.1#	Engagement Letter, dated March 15, 2024, between Nu Ride Inc. and M3 Partners LP. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 14, 2024)

10.2#	Amended and Restated Employment Agreement, dated July 12, 2022, between Lordstown Motors Corp. and Edward T. Hightower (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2022)

10.3#	Severance and Consulting Agreement, dated March 13, 2024, between Lordstown Motors Corp. and Edward T. Hightower (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2024)

10.4#*	Consulting Agreement between Nu Ride Inc. and Motoring Ventures LLC, dated as of November 1, 2024.

10.4#	Amended and Restated Employment Agreement, dated August 3, 2022, between Lordstown Motors Corp. and Daniel Ninivaggi, (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2022)

10.5#	Severance and Consulting Agreement, dated March 13, 2024, between Lordstown Motors Corp. and Daniel Ninivaggi (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2024)

10.6#	Employment Agreement, dated October 13, 2021, between Lordstown Motors Corp. and Adam Kroll (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2021)

10.7#	Severance and Consulting Agreement, dated March 13, 2024, between Lordstown Motors Corp. and Adam Kroll (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2024)

10.8#	2020 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 23, 2023)

10.9#*	Form of Outside Director Restricted Stock Unit Agreement (Adopted December 2024)

10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024)

10.11#	Form of Outside Director Restricted Stock Unit Agreement (Post-Emergence) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024)

10.12#	Form of Notice of Stock Option Award (Pre-Emergence) (incorporated by reference to the Company’s Annual Report on Form 10 K for the fiscal year ended December 31, 2020)

10.13#	Form of Notice of Restricted Stock Unit Award (Pre-Emergence) (incorporated by reference to the Company’s Annual Report on Form 10 K for the fiscal year ended December 31, 2020)

10.14#	Form of Performance Stock Unit Agreement (Pre-Emergence) (incorporated by reference to the Company’s Annual Report on Form 10 K for the fiscal year ended December 31, 2022)

10.15	Asset Purchase Agreement, dated November 10, 2021, between Lordstown Motors Corp. and Foxconn (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2021)

10.16	Manufacturing Supply Agreement, dated May 11, 2022, between Lordstown EV Corporation and Foxconn EV System LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022)

10.17	Investment Agreement, dated November 7, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)

10.18	Registration Rights Agreement, dated November 22, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)

10.19	Open Market Sales Agreement, dated November 7, 2022, between Lordstown Motors Corp. and Jefferies LLC (incorporated by reference to the Company’s Quarterly Report on Form 10 Q, filed with the SEC on November 7, 2022)

10.20	Settlement Agreement, dated August 14, 2023, among Lordstown Motors Corp., Lordstown EV Corporation, Lordstown EV Sales LLC and Karma Automotive LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023)

16.1	Letter to the Securities and Exchange Commission from KPMG LLP, dated April 17, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2024)

19.1	Nu Ride Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025)

24.1	Power of Attorney (included on signature page of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Lordstown Motors Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024)

99.1	Order (I) Confirming Third Modified First Amended Joint Chapter 11 Plan of Lordstown Motors Corp. and Its Affiliated Debtors and (II) Granting Related Relief (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU RIDE INC.

Date: April 29, 2025	By:	/s/ William Gallagher
	Name:	William Gallagher
	Title:	Chief Executive Officer, President, Secretary, and Treasurer

- 18 -