Form 10-Q
period 2025-03-31
NU RIDE INC.
filed 2025-05-14
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 7, 2025, there were 16,096,296 shares of the registrant’s Class A common stock were outstanding.

*The registrant’s Class A common stock began trading exclusively on the over-the-counter market on July 7, 2023 under the symbol “RIDEQ”. On March 14, 2024, upon the Registrant’s emergence from Chapter 11 bankruptcy proceedings, the ticker symbol changed to “NRDE”.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are based upon assumptions and are not guarantees of future performance. Actual results may differ materially from those contained in forward-looking statements due to various factors, including, but not limited to: limited management, labor, and financial resources; our reliance upon third parties for key aspects of our business; our ability to maintain adequate internal controls; our ability to maintain a market in our securities; our ability to continue as a going concern; and our ability obtain financing, if and when needed, on terms that are acceptable, as well as those risks and factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Condensed Consolidated Balance Sheets

(in thousands except for per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$28,040	$23,095
Restricted cash	3,215	—
Short-term investments	—	6,371
Short-term investments, restricted	19,896	23,370
Prepaid insurance	116	208
Other current assets	229	139
Total current assets	$51,496	$53,183
Total assets	$51,496	$53,183

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$153	$136
Accrued legal and professional	512	721
Accrued expenses and other current liabilities	195	207
Total current liabilities	$860	$1,064
Liabilities subject to compromise	9,578	9,884
Total liabilities	$10,438	$10,948

Commitments and contingencies (Note 7)

Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	$36,164	$35,455
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized; 16,096,296 shares issued and outstanding as of March 31, 2025 and December 31, 2024	$24	$24
Additional paid in capital	1,183,904	1,184,505
Accumulated other comprehensive income	592	666
Accumulated deficit	(1,179,626)	(1,178,415)
Total stockholders’ equity	$4,894	$6,780
Total liabilities, mezzanine equity and stockholders’ equity	$51,496	$53,183

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except for per share data)

(Unaudited)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Operating (income) expense:
Selling, general and administrative expenses	1,938	5,243
Legal settlement and litigation benefit, net	(172)	(544)
Reorganization items	—	4,785
Total operating expense, net	$1,766	$9,484

Loss from operations	$(1,766)	$(9,484)

Other income (expense):
Other expense, net	(31)	(98)
Realized gain on debt securities available for sale	229	—
Investment and interest income	357	1,109
Loss before income taxes	$(1,211)	$(8,473)
Income tax expense (benefit)	—	—
Net loss	(1,211)	(8,473)
Less accrued preferred stock dividend	709	655
Net loss attributable to common shareholders	$(1,920)	$(9,128)

Other comprehensive loss:
Unrealized loss on debt securities available for sale	(74)	—

Total comprehensive loss	$(1,994)	$(9,128)

Net loss per share attributable to common shareholders
Basic and diluted	$(0.12)	$(0.57)
Weighted-average number of common shares outstanding
Basic and diluted	16,096	16,047

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Three months ended March 31, 2025
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2025	300	$35,455	16,096	$24	$1,184,505	$(1,178,415)	$666	$6,780
Stock-based compensation	—	—	—	—	108	—	—	108
Accrual of Series A Convertible Preferred Stock dividends	—	709	—	—	(709)	—	—	(709)
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	(74)	(74)
Net loss	—	—	—	—	—	(1,211)	—	(1,211)
Balance at March 31, 2025	300	$36,164	16,096	$24	$1,183,904	$(1,179,626)	$592	$4,894

	Three months ended March 31, 2024
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2024	300	$32,755	15,953	$24	$1,183,804	$(1,170,279)	$—	$13,549
Restricted stock vesting	—	—	143	—	(106)	—	—	(106)
Stock-based compensation	—	—	—	—	3,395	—	—	3,395
Accrual of Series A Convertible Preferred Stock dividends	—	655	—	—	(655)	—	—	(655)
Net loss	—	—	—	—	—	(8,473)	—	(8,473)
Balance at March 31, 2024	300	$33,410	16,096	$24	$1,186,438	$(1,178,752)	$—	$7,710

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,211)	$(8,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	108	3,395
Realized gain on debt securities available for sale	(229)	—
Change in operating assets and liabilities:
Prepaid insurance and other assets	2	3,372
Accounts payable	17	1,541
Accrued legal and professional	(209)	(4,818)
Accrued expenses and other current liabilities and liabilities subject to compromise	(318)	(4,572)
Net cash used in operating activities	$(1,840)	$(9,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments	$10,000	$—
Net cash provided by investing activities	$10,000	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax withholding payments related to net settled restricted stock compensation	$—	$(106)
Net cash used in financing activities	$—	$(106)

Cash and cash equivalents, and restricted cash:
Net change during the period	$8,160	$(9,661)
Balance, beginning of period	23,095	87,096
Balance, end of period	$31,255	$77,435

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$—
Cash paid for income taxes	$—	$—
Cash paid for reorganization items	$—	$5,600

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

See Note 7 - Commitments and Contingencies - Foxconn Litigation for additional information.

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiary. All intercompany accounts and transactions are eliminated upon consolidation.

Liquidity

The Company had cash and cash equivalents of approximately $28.0 million, excluding restricted cash of approximately $3.2 million and restricted short-term investments of approximately $19.9 million, and an accumulated deficit of $1.2 billion at March 31, 2025, and a net loss of $1.2 million for the three months ended March 31, 2025.

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

There have been no material changes to the critical accounting policies and estimates described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Fresh Start Accounting

Upon emergence from bankruptcy, the Company assessed the requirements of fresh start accounting as required in Accounting Standards Codification 852: Reorganizations (ASC 852). Based on the Company’s assessment, management concluded that the Company does not qualify for fresh start accounting under ASC 852 upon emergence from bankruptcy. Management’s conclusion was based on the fact that the total of all post-petition liabilities and reserve for allowed claims did not exceed the reorganization value, and the holders of existing voting shares immediately prior to confirmation did not lose control of the entity, as defined as receiving less than 50% of the emerging entity’s voting shares. Accordingly, the Company continued to apply GAAP in the ongoing preparation of its financial statements post emergence.

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

Significant segment expenses are consistent with those presented on the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

 Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

Cash, Cash Equivalents, Restricted Cash, Short-term Investments, and Restricted Short-term Investments

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

Restricted cash and restricted short-term investment balances represent the cash reserves as required by the Plan. Restricted short-term investments have been invested in short-term available for sale securities, which consist primarily of U.S. treasury notes and bills and U.S. government and prime asset money market funds. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”). The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. Therefore, the actual obligations may be more or less than the amount escrowed. To the extent the Professional Fee Escrow is insufficient, the Company will be required to use its available unrestricted cash to settle its obligations. In the event the Professional Fee Escrow exceeds the Company’s obligations, funds will be returned to the Company and become unrestricted. The obligations were fully paid in August 2024 and the remainder of the Professional Fee Escrow was released from restriction. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of March 31, 2025, $22.3 million was included in restricted cash and short-term investments, which represents the initial Claims Reserve of $45 million, less $22.7 million which was released from the Claims Reserve related to the claims reconciliation process.

Liabilities Subject to Compromise

In the accompanying condensed consolidated balance sheets, the “Liabilities subject to compromise” line is reflective of expected allowed claim amounts in accordance with ASC 852-10 and are subject to change materially based on the continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 7 - Commitments and Contingencies for further detail.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Accounting for Stock-Based Compensation (ASC Topic 718), which establishes a fair value-based method of accounting for stock-based compensation plans. In accordance with ASC Topic 718, the cost of stock-based awards issued to employees and non-employees over the awards vesting period is measured on the grant date based on the fair value. For options, the fair value is determined using the Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, expected option life and risk-free interest rate. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. Further, pursuant to ASU 2016-09 - Compensation - Stock Compensation (Topic 718), the Company has elected to account for forfeitures as they occur. See Note 6 - Stock Based Compensation.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

Reorganization Items

Reorganization items of $0 and $4.8 million for the three months ended March 31, 2025 and 2024, respectively, represent the expenses directly and incrementally resulting from the Chapter 11 Cases and are separately reported as Reorganization items in the condensed consolidated statements of operations and comprehensive loss.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes (ASC Topic 740). Deferred tax assets and liabilities are determined based on the difference between the condensed consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance against its deferred tax assets.

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

Reclassifications

Certain reclassifications have been made in the presentation of the prior period statement of operations and comprehensive income related to reorganization expenses to conform with the March 31, 2025 presentation.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires that reporting entities disclose specific categories in the effective tax rate reconciliation as well as information about income taxes paid. The authoritative guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect the effect of this new guidance to have a material impact on the Company’s condensed consolidated financial statements.

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

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statement

As of March 31, 2025 and December 31, 2024, the Company had short-term investments which were U.S. treasury bills and notes that are classified as Level I. The valuation inputs for the short-term investments are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the anchor investor purchased warrants (the “Private Placement Warrants”), which will expire on October 23, 2025. In connection with the Foxconn Transactions and the closing of the Asset Purchase Agreement, the Company issued warrants to Foxconn that were exercisable until May 11, 2025 (the “Foxconn Warrants”).

As of March 31, 2025 and December 31, 2024, following the Reverse Stock Split, the Company had 0.113 million Foxconn Warrants with an exercise price of $157.50 and 0.153 million Private Placement Warrants with a strike price of $172.50. The fair value of the Foxconn Warrants was $0.3 million at issuance. The Private Placement Warrants and the Foxconn Warrants were classified as a liability with any changes in the fair value recognized immediately in the condensed consolidated statements of operations and comprehensive loss. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly in 2023. The fair value of the Company’s warrants remains zero as of March 31, 2025.

The following tables summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
March 31, 2025
Cash, cash equivalents and restricted cash	$31,255	$31,255	$—	$—
United States government treasury bills	19,896	19,896	—	—

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2024
Cash and cash equivalents	$23,095	$23,095	$—	$—
United States government treasury bills	29,741	29,741	—	—

The following table summarizes the amortized cost and fair value of available-for-sale securities (in thousands):

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains (Losses)	Maturity Date Range
March 31, 2025
United States government treasury bills	$19,888	$19,896	$—	$(74)	May 15, 2025

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains (Losses)	Maturity Date Range
December 31, 2024
United States government treasury bills	$29,751	$29,741	$—	$666	February 15, 2025 - May 15, 2025

NOTE 4 - SERIES A CONVERTIBLE PREFERRED STOCK

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

On June 27, 2023, the Company filed its Chapter 11 Cases and on that same date the Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement and other agreements, the parties’ joint venture agreement, the Foxconn APA, and the CMA that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. See Note 7 – Commitments and Contingencies for additional information. The Foxconn Litigation is Adversary Case No. 23-50414. The descriptions herein with respect to the Preferred Stock and any rights thereunder do not account for the potential effects of the Chapter 11 Cases or the Foxconn Litigation on the Preferred Stock or any rights thereunder. The Company reserves all claims, defenses, and rights with respect to the Chapter 11 Cases, the Foxconn Litigation, the Preferred Stock, and any treatment of Preferred Stock or other interests held by Foxconn or any other party and the descriptions below do not account for the impact of any relief should it be granted.

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

Notes to Condensed Consolidated Financial Statements

The Company believes that the transaction price associated with the sale of the Preferred Stock to Foxconn was representative of fair value and serves as the basis for initial measurement. The Preferred Stock issued by the Company accrues dividends at the rate of 8% per annum whether or not declared and/or paid by the Company (cumulative dividends). In addition, the dividends will compound on a quarterly basis (upon each Preferred Dividend Payment Date (as defined in the Certificate of Designations)) to the extent they are not paid by the Company. The Company records the dividends (effective PIK dividends) as they are earned, based on the carrying value of the Preferred Stock at the date they are earned. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock. The Company accrued $0.7 million and $0.7 million in dividends during the three months ended March 31, 2025 and 2024, respectively, and had accrued $6.2 million and $5.5 million in aggregate dividends as of March 31, 2025 and December 31, 2024, respectively, with a corresponding adjustment to additional-paid-in-capital common stock in the absence of retained earnings.

Upon emergence from bankruptcy, and as of the date of this report, the Preferred Stock remains outstanding and unimpaired. Upon a change of control (as defined in the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware), Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its $30.0 million liquidation preference, plus any unpaid accrued dividends, and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction (the “Change of Control Put”). The liquidation preference, plus accrued dividends is presented as Mezzanine Equity within the Company’s condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company did not consider a change of control to be probable, however the Company notes that there is significant uncertainty regarding the outcome of the Foxconn Litigation which may impact the foregoing, and the Company can provide no assurance regarding such determination.

NOTE 5 - CAPITAL STOCK AND LOSS PER SHARE

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

ASC 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common shareholders for the three months ended March 31, 2025 and 2024, respectively, due to their anti-dilutive effect (in thousands):

	Three months ended March 31, 2025	Three months ended March 31, 2024
Foxconn Preferred Stock	1,245	1,150
Foxconn Warrants[1]	113	113
Private Placement Warrants[2]	154	154
Total	1,512	1,417

1)	Foxconn Warrants expired on May 11, 2025.
2)	Private Placement Warrants are due to expire on October 23, 2025.

NOTE 6 - STOCK BASED COMPENSATION

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

On November 26 and December 4, 2024, the Compensation Committee of the Board of Directors of the Company adopted the director compensation plan for 2025 which includes cash payments of $140.0 thousand per year ($210.0 thousand for the board of director chair (the “Chair)) and an annual RSU grant with a fair market value of $100.0 thousand ($150.0 thousand for Chair), vesting in substantially equal tranches on the first two anniversaries of the grant date. The grant date is the first trading day in January of each year (i.e., January 2, 2025). The fair value shall be determined based on the fair market value as of the grant date using the closing price on the grant date.

The settlement of shares in respect to vested RSUs will occur as such shares vest, unless a director makes an irrevocable election to defer settlement (i.e., on the earliest of (x) five years after the grant date, (y) a change in control event, or (z) separation from service). Such election must be made in the calendar year prior to RSUs being granted. All Company directors elected this deferral in December 2024 related to RSU granted to Board of Directors for 2025 service.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

During the three months ended March 31, 2025 and 2024, the Company recognized $0.1 million and $3.4 million of stock-based compensation expense, respectively, which was included in selling, general, and administrative expense on the condensed consolidated financial statements. As of March 31, 2025, there was $0.8 million of unrecognized stock-based compensation related to non-vested awards that is expected to be recognized over a weighted average period of 1.79 years.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The Bankruptcy Court established October 10, 2023, as the general bar date for all creditors (except governmental entities) to file their proofs of claim or interest, and December 26, 2023, as the bar date for all governmental entities, which was extended until January 5, 2024, in the case of the SEC or that may arise due to our obligations under the Highway Safety Act of 1970 (the “Safety Act”) administered by the National Highway Traffic Safety Administration (“NHTSA”) described under “NHTSA Matters” below. The deadline to assert rejection damage claims and administrative expense claims has passed. The ability of creditors to amend previously filed proofs of claim, both in terms of amount and nature of claim, will be governed in accordance with applicable law. Furthermore, proofs of claim have been filed asserting unliquidated damages or claims in respect of certain indemnifications or otherwise that we may not be able to estimate or may be materially more than we estimate. The amount of such liability may diminish the assets available to satisfy general unsecured claims. There is substantial risk of litigation by and against the Company or its indemnified directors and officers with respect to such claims.

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

Upon emergence from bankruptcy, the Company recorded $60.7 million in restricted cash as required by the Plan of Reorganization for bankruptcy and administrative claim settlements and pre-emergence bankruptcy professional fees. Post emergence the Company settled claims and pre-emergence bankruptcy professional fees totaling $37.6 million, resulting in a restricted cash balance of $3.2 million and a restricted short-term investments balance of $19.9 million as of March 31, 2025. In accordance with Plan, the Claims Ombudsman had until the end of the GUC Reserve Adjustment Period (as defined in the Plan) to request an increase in the reserve, if he believed the existing reserve would be insufficient to fund all allowed and disputed unsecured claims. The Claims Ombudsman made no such request, and the GUC Reserve Adjustment Period concluded in September 2024.

Concurrently, the Company recorded a liability totaling $29.9 million upon emergence from bankruptcy within liabilities subject to compromise, which was reflective of the expected allowed claims amounts in accordance with ASC 852-10. After emerging from bankruptcy, the Company settled liabilities subject to compromise since emergence from bankruptcy in the amount totaling $20.3 million, resulting in a liabilities subject to compromise balance of $9.6 million as of March 31, 2025. This balance reflects both undisputed and partially disputed amounts the Company may owe.

The Company’s liabilities for legal proceedings and potential related obligations may include amounts for the securities litigation, government claims and indemnification obligations described in more detail below or other claims that may be asserted against the Company and may or may not be offset by insurance. Changes in the Company’s operations in connection with the Chapter 11 Cases reduced the Company’s need to maintain insurance coverage at previous levels or to carry certain insurance policies. The amount accrued as of March 31, 2025 was estimated based on available information and legal advice, the potential resolution of these matters in light of historical negotiations with the parties, and the potential impact of the outcome of one or more claims on related matters, but does not take into account the impact of the applicable provisions of the Bankruptcy Code, the terms of the Plan, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

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

Certain former directors and officers have also stated that they intend to pursue coverage for their defense costs related to these lawsuits and the Bankruptcy Court has ordered that they coordinate with the Company on these efforts in order to maximize the amount of coverage potentially available.

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

Notes to Condensed Consolidated Financial Statements

Derivative Litigation

Four related stockholder derivative lawsuits were filed against certain Company officers and directors, former DiamondPeak directors, and against the Company as a nominal defendant between April 28, 2021 and July 9, 2021 in the U.S. District Court for the District of Delaware (Cohen, et al. v. Burns, et al.; Kelley, et al. v. Burns, et al.; Patterson, et al. v. Burns, et al.; and Sarabia v. Burns, et al.). The derivative actions in the District Court of Delaware have been consolidated. On August 27, 2021, plaintiffs filed a consolidated amended complaint, asserting violations of Section 10(b), Section 14(a), Section 20(a) and Section 21D of the Exchange Act and Rule 10b-5 thereunder, breach of fiduciary duties, insider selling, and unjust enrichment, all relating to vehicle pre-orders, production timeline, and the merger with DiamondPeak. On October 11, 2021, defendants filed a motion to stay this consolidated derivative action pending resolution of the motion to dismiss in the consolidated securities class action. On March 7, 2023, the court granted in part defendants’ motion to stay, staying the action until the resolution of the motion to dismiss in the consolidated securities class action, but requiring the parties to submit a status report if the motion to dismiss was not resolved by March 3, 2023. The court further determined to dismiss without a motion, on the grounds that the claim was premature, plaintiffs’ claim for contribution for violations of Sections 10(b) and 21D of the Exchange Act without prejudice. The parties filed a joint status report as required because the motion to dismiss in the consolidated securities class action was not resolved as of March 3, 2023. The parties filed additional court-ordered joint status reports on October 28, 2022, January 6, 2023 and April 3, 2023. On April 4, 2023, the Court ordered the parties to submit a letter brief addressing whether the Court should lift the stay. On April 14, 2023, the parties submitted a joint letter requesting that the Court not lift the stay. On April 17, 2023, the court lifted the stay and ordered the parties to meet and confer by May 8, 2023 and submit a proposed case-management plan. On May 9, 2023, the court reinstated the stay and ordered the parties to advise the court of any developments in the consolidated securities class action or material changes to Lordstown’s condition. The Company filed a suggestion of bankruptcy on June 27, 2023, which notified the court of the filing of the Chapter 11 Cases and resulting automatic stay. The court entered an order acknowledging the effect of the automatic stay on June 28, 2023. An independent committee of directors evaluated the derivative claims with the assistance and advice of special litigation counsel to make a recommendation as to the disposition of such claims. Ultimately, such claims were retained by the Company and not released under the Plan. On March 12, 2025, the pending District of Delaware action was dismissed pursuant to a notice of voluntary dismissal.

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

SEC Claim

The Company received two subpoenas from the SEC for the production of documents and information, including relating to the merger between DiamondPeak and Legacy Lordstown and pre-orders of vehicles, and the Company was informed by the U.S. Attorney’s Office for the Southern District of New York that it is investigating these matters. The Company cooperated, and will continue to cooperate, with these and any other regulatory or governmental investigations and inquiries. Ultimately, the SEC filed a claim against the Company for $45.0 million (the “SEC Claim”). The Company settled the SEC Claim by (i) settling the Ohio Securities Class Action and (ii) making an offer of settlement to the SEC, which was approved by the SEC on February 29, 2024. Upon the Company’s emergence from bankruptcy, the SEC Claim was deemed withdrawn pursuant to the terms of the offer of settlement and the Plan. See the section in this Note 7 titled “Ohio Securities Class Action” for additional information regarding the Company’s continuing contingent obligations related to the Ohio Securities Class Action settlement. No amounts attributable to the Company’s settlement of the SEC Claim were paid or are payable to the SEC.

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

On June 27, 2023, the Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for breaches of the Investment Agreement, the Foxconn APA and the CMA and fraudulent and tortious actions that the Company believes were committed by Foxconn. See the following section and Note 1 - Description of Business - Foxconn Litigation for additional information. The Investment Agreement and the CMA were rejected pursuant to the Plan upon the Company’s emergence from bankruptcy. The Foxconn APA transaction was consummated before the Chapter 11 Cases. Refer to Note 4 - Series A Convertible Preferred Stock for additional details.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Under the Investment Agreement, Foxconn made additional equity investments in the Company, whereby it became a related party under the Company’s Related Party Transaction Policy as a 5% or more beneficial owner of the Company’s Class A common stock. For the three months ended March 31, 2025 and 2024, the Company made no payments, and had no amounts payable, to Foxconn.

William Gallagher, the Company’s Chief Executive Officer, is a principal of M3 Partners, LP (“M3 Partners”). M3 Partners served as the Equity Committee’s financial consultant during the bankruptcy proceedings. Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of an engagement agreement (the “Engagement Agreement”). Mr. Gallagher has been, and will remain, employed by M3 Partners and will provide his services pursuant to the Engagement Agreement. Pursuant to the Engagement Agreement, M3 Partners’ fees are calculated on an hourly basis. The Company incurred approximately $0.3 million and $0.1 million in fees payable to M3 Partners under the Engagement Agreement for the three months ended March 31, 2025 and 2024, respectively, which is included in selling, general, and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.

NOTE 9 - SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Cautionary Note Regarding Forward-Looking Statements” and Part II Item 1A. Risk Factors for a discussion of these risks and uncertainties, including without limitation, with respect to the Chapter 11 Cases, our emergence from bankruptcy and our liquidity, capital resources and financial condition.

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

Our primary operations during the three months ended March 31, 2025 have consisted of actions and related expenditures associated with completing the Chapter 11 Cases and emerging from bankruptcy, resolving substantial litigation, claims reconciliation, financial reporting and regulatory compliance. Our assets consist of cash, cash equivalents, short-term investments, and restricted short-term investments. Additional potential assets, such as the Foxconn Litigation claims, claims the Company may have against other parties, and NOLs, are not reflected in the financial statements.

In light of our emergence from bankruptcy on March 14, 2024, our results for the three months ended March 31, 2025, reflect the accounting assumptions and treatment caused by the Chapter 11 Cases and the Plan and may not be representative of our operations and results going forward. See Part I - Item 1A. Risk Factors for further discussion of the risks associated with our emergence from bankruptcy, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations for the three months ended March 31, 2025 and 2024

	(in thousands) (Unaudited)
	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Operating (income) expenses
Selling, general and administrative expenses	1,938	5,243
Legal settlement and litigation benefit, net	(172)	(544)
Reorganization items	—	4,785
Total operating expense, net	$1,766	$9,484
Loss from operations	(1,766)	(9,484)
Other income (expense):
Other expense, net	(31)	(98)
Realized gain on debt securities available for sale	229	—
Investment and interest income	357	1,109
Loss before income taxes	$(1,211)	$(8,473)
Income tax expense (benefit)	—	—
Net loss	(1,211)	(8,473)
Less accrued preferred stock dividend	709	655
Net loss attributable to common shareholders	$(1,920)	$(9,128)

Selling, General and Administrative Expense

Selling, general, and administrative expenses (“SG&A”) totaled $1.9 million for the three months ended March 31, 2025 compared to $5.2 million for the three months ended March 31, 2024.

SG&A for the three months ended March 31, 2025 consisted entirely of personnel and professional fees.

SG&A for the three months ended March 31, 2024 consisted primarily of $3.6 million in personnel and professional fees, including $2.6 million in accelerated stock compensation expense, and insurance premium amortization of $2.8 million, partially offset by adjustments to non-bankruptcy related legal and professional fees.

Legal settlement and litigation benefit, net

Legal settlement and litigation benefit, net totaling $0.2 million represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company recorded $0.5 million of legal settlement and litigation benefit, net as a result of setting claims.

Reorganization Items

Reorganization items represent the expenses directly and incrementally resulting from the Chapter 11 Cases filed on June 27, 2023. For the three months ended March 31, 2025, no reorganization items were recorded.

For the three months ended March 31, 2024, reorganization items consisted of $3.6 million in legal fees and $1.1 million in consulting fees.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $28.0 million, excluding restricted cash of restricted of approximately $3.2 million, and restricted short-term investments of approximately $19.9 million, and an accumulated deficit of $1.2 billion at March 31, 2025, and a net loss of $1.2 million for the three months ended March 31, 2025.

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities (see Note 7 - Commitments and Contingencies) and (ii) the outcome of our efforts to realize value, if any, from the Company’s retained causes of action, including the Foxconn Litigation, and other remaining assets.

We have incurred significant professional fees and other costs in connection with preparation for and prosecution of the Chapter 11 Cases and expect to continue to incur significant professional fees and costs. In addition, we are subject to significant contingent unliquidated liabilities, the full scope of which is uncertain at this time (see Note 7 - Commitments and Contingencies). Furthermore, under the Plan, we are conducting a process to reconcile the claims asserted that has resulted in approximately $19.9 million of the Company’s short-term investments being restricted for settling outstanding claims against the Company, including litigation and indemnification claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”), which was fully paid out as of September 30, 2024. The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of March 31, 2025, $22.3 million was included in cash and short-term investments, which represents the initial Claims Reserve of $45 million, less $22.7 million which was released from the Claims Reserve related to the claims reconciliation process including $13.8 million of payments to creditors in connection with the Plan and $8.9 million released from the Claims Reserve as a result of claim settlements that were less than the Claims Reserve. Pursuant to the Plan (which includes certain exceptions), upon emergence (i) the Claims Ombudsman was appointed to oversee the administration of claims asserted against the Company by general unsecured creditors and (ii) a trustee was appointed to oversee the litigation claims held by the trust, which may be funded with certain retained causes of action of the Company, as determined by the Board. Holders of certain unsecured claims are expected to be entitled to receive post-petition interest on their claim amount as of the later of the date the claim was due to be paid, or the petition date. Therefore, if the claims resolution process takes longer than anticipated, the total liability to settle claims will increase to reflect the increased interest expense.

The amount of the Claims Reserve is subject to change and could increase materially if amounts paid in respect of unliquidated claims are greater than anticipated. The Claims Reserve is adjusted downward as payments are made for allowed claims and may also be adjusted downward as claims are resolved or otherwise as a result of the claims resolution process. There is also risk of additional litigation and claims that may be asserted after the Chapter 11 Cases against the Company or its indemnified directors and officers that may be known or unknown and the Company may not have the resources to adequately defend or dispute such claims due to the Chapter 11 Cases. The Company cannot provide any assurances as to what the Company’s total actual liabilities will be based on any such claims. To the extent that the Claims Reserve is insufficient to pay general unsecured creditors in full with interest, such deficiency will be payable from certain other assets of the Company, as set forth in the Plan.

Our assets consist of cash and cash equivalents, restricted cash, short-term investments, restricted short-term investments, the Foxconn Litigation claims, the claims the Company may have against other parties, and NOLs.

See Risk Factors under Part I - Item 1A in our Annual Report on Form 10-K and Part II - Item 1A below for further discussion of the risks associated with our limited capital resources and loss exposures, among other risks.

Summary of Cash Flows

The following table provides a summary of the Company’s cash flow data for the period indicated:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Net cash used in operating activities	$(1,840)	$(9,555)
Net cash provided by investing activities	$10,000	$—
Net cash used in financing activities	$—	$(106)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $7.7 million for the three months ended March 31, 2025 compared to the same period in 2024. The Company’s net loss, as adjusted to reconcile cash used by operating activities was $1.2 million for the three months ended March 31, 2025, compared to $8.5 million for same period in 2024. The $1.8 million of cash used in operating activities for the three months ended March 31, 2025 was comprised of the $1.2 million net loss for the period, as adjusted to reconcile cash used by operating activities for the three months ended March 31, 2025 which included $0.2 million of realized gain on debt securities available for sale, $0.5 million of changes in operating assets and liabilities, partially offset by $0.1 million of stock-based compensations. The $9.6 million of cash used in operating activities for the three months ended March 31, 2024 was comprised of the $8.5 million net loss for the period, as adjusted to reconcile cash used by operating activities for the three months ended March 31, 2024, which included $4.5 million of changes in operating assets and liabilities, partially offset by $3.4 million of stock-based compensation.

Net Cash Provided by Investing Activities

Cash provided by investing activities was $10.0 million for the three months ended March 31, 2025, which was entirely related to maturities of short-term investments. The Company had no investing activities for the three months ended March 31, 2024.

Net Cash Used in Financing Activities

For the three months ended March 31, 2025, the Company had no financing activities. For the three months ended March 31, 2024, financing activities were limited to the issuance of Class A common stock associated with the Company’s 2020 Plan.

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

Liabilities Subject to Compromise

Since filing the Chapter 11 Cases, the Company has operated as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. In the accompanying Balance Sheet, the “Liabilities subject to compromise” line is reflective of expected allowed claim amounts in accordance with ASC 852-10 and are subject to change materially based on the proceedings and continued consideration of claims that may be modified, allowed, or disallowed. Refer to Note 7 - Commitments and Contingencies for further detail.

Recent Accounting Standards

See Note 2 - Summary of Significant Accounting Policies to the condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and management’s assessment, to the extent they have made one, of their potential impact on the Company’s financial condition and results of operations.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs and the nature of operating activities. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captured “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025, before making an investment decision. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously discussed in the Company’s SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2025, Andrew Sole was granted 140,389 restricted stock units and each of the Company’s other directors was granted 67,786 restricted stock units, in each case, that vest in two equal annual installments beginning on January 2, 2026 (the “RSU Awards”). Each restricted stock unit represents a contingent right to receive one share of the Company’s Class A common stock. The issuance of the RSU Awards was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) None.

(c) During the quarter ended March 31, 2025, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as each term is defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) /15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU RIDE INC.

Date: May [●], 2025		/s/ William Gallagher
	Name:	William Gallagher
	Title:	Chief Executive Officer, President, Secretary, and Treasurer

