Form 10-Q
period 2025-06-30
NU RIDE INC.
filed 2025-08-12
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38821

NU RIDE INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2533239
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 6, 2025, there were 16,096,296 shares of the registrant’s Class A common stock were outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Balance Sheets

(in thousands except for per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$26,823	$23,095
Restricted cash	2,703	—
Short-term investments	—	6,371
Short-term investments, restricted	19,690	23,370
Prepaid insurance	141	208
Other current assets	330	139
Total current assets	$49,687	$53,183
Total assets	$49,687	$53,183

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$111	$136
Accrued legal and professional	554	721
Accrued expenses and other current liabilities	172	207
Total current liabilities	$837	$1,064
Liabilities subject to compromise	7,537	9,884
Total liabilities	$8,374	$10,948

Commitments and contingencies (Note 7)

Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	$36,887	$35,455
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized; 16,096,296 shares issued and outstanding as of June 30, 2025 and December 31, 2024	$24	$24
Additional paid-in capital	1,183,289	1,184,505
Accumulated other comprehensive (loss) income	(3)	666
Accumulated deficit	(1,178,884)	(1,178,415)
Total stockholders’ equity	$4,426	$6,780
Total liabilities, mezzanine equity and stockholders’ equity	$49,687	$53,183

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands except for per share data)

(Unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Operating expense (income):
Selling, general and administrative expenses	1,683	1,482	3,621	6,725
Legal settlement and litigation benefit, net	(1,326)	(2,015)	(1,498)	(2,559)
Reorganization items	—	—	—	4,785
Total operating expense (income), net	$357	$(533)	$2,123	$8,951

(Loss) income from operations	$(357)	$533	$(2,123)	$(8,951)

Other income (expense):
Other expense, net	(37)	(65)	(68)	(163)
Realized gain on debt securities available for sale	696	—	925	—
Investment and interest income	440	1,010	797	2,119
Income (loss) before income taxes	$742	$1,478	$(469)	$(6,995)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	742	1,478	(469)	(6,995)
Less accrued preferred stock dividend	723	668	1,432	1,323
Net income (loss) attributable to common shareholders	$19	$810	$(1,901)	$(8,318)

Other comprehensive loss:
Unrealized loss on debt securities available for sale	(595)	—	(669)	—

Total comprehensive (loss) income	$(576)	$810	$(2,570)	$(8,318)

Net income (loss) per share attributable to common shareholders
Basic	$—	$0.05	$(0.12)	$(0.52)
Diluted	$—	$0.05	$(0.12)	$(0.52)
Weighted-average number of common shares outstanding
Basic	16,096	16,096	16,096	16,014
Diluted	17,528	17,537	16,096	16,014

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Three months ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at April 1, 2025	300	$36,164	16,096	$24	$1,183,904	$(1,179,626)	$592	$4,894
Stock-based compensation	—	—	—	—	108	—	—	108
Accrual of Series A Convertible Preferred Stock dividends	—	723	—	—	(723)	—	—	(723)
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	(595)	(595)
Net income	—	—	—	—	—	742	—	742
Balance at June 30, 2025	300	$36,887	16,096	$24	$1,183,289	$(1,178,884)	$(3)	$4,426

	Three months ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at April 1, 2024	300	$33,410	16,096	$24	$1,186,438	$(1,178,752)	$—	$7,710
Stock-based compensation	—	—	—	—	23	—	—	23
Accrual of Series A Convertible Preferred Stock dividends	—	668	—	—	(668)	—	—	(668)
Net income	—	—	—	—	—	1,478	—	1,478
Balance at June 30, 2024	300	$34,078	16,096	$24	$1,185,793	$(1,177,274)	$—	$8,543

See Notes to Condensed Consolidated Financial Statements

	Six months ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at January 1, 2025	300	$35,455	16,096	$24	$1,184,505	$(1,178,415)	$666	$6,780
Stock-based compensation	—	—	—	—	216	—	—	216
Accrual of Series A Convertible Preferred Stock dividends	—	1,432	—	—	(1,432)	—	—	(1,432)
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	(669)	(669)
Net loss	—	—	—	—	—	(469)	—	(469)
Balance at June 30, 2025	300	$36,887	16,096	$24	$1,183,289	$(1,178,884)	$(3)	$4,426

	Six months ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2024	300	$32,755	15,953	$24	$1,183,804	$(1,170,279)	$—	$13,549
Restricted stock vesting	—	—	143	—	(106)	—	—	(106)
Stock-based compensation	—	—	—	—	3,418	—	—	3,418
Accrual of Series A Convertible Preferred Stock dividends	—	1,323	—	—	(1,323)	—	—	(1,323)
Net loss	—	—	—	—	—	(6,995)	—	(6,995)
Balance at June 30, 2024	300	$34,078	16,096	$24	$1,185,793	$(1,177,274)	$—	$8,543

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30, 2025	Six months ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(469)	$(6,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	216	3,418
Accretion of investment income	(104)	—
Realized gain on debt securities available for sale	(925)	—
Change in operating assets and liabilities:
Prepaid insurance and other assets	(124)	3,612
Accounts payable	(25)	(600)
Accrued legal and professional	(167)	(11,704)
Accrued expenses and other current liabilities and liabilities subject to compromise	(2,382)	(12,469)
Net cash used in operating activities	$(3,980)	$(24,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(19,589)	—
Maturities of short-term investments	30,000	—
Net cash provided by investing activities	$10,411	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax withholding payments related to net settled restricted stock compensation	—	(106)
Net cash used in financing activities	$—	$(106)

Cash and cash equivalents, and restricted cash:
Net change during the period	6,431	(24,844)
Balance, beginning of period	23,095	87,096
Balance, end of period	$29,526	$62,252

Supplemental cash flow information:
Cash paid for reorganization items	$—	$16,559

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

In connection with the Chapter 11 Cases, the Company ceased production and sales of its flagship vehicle, the Endurance, and new program development. Furthermore, the Company continued its cost-cutting actions that included significant personnel reductions. On September 29, 2023, the Company entered into the LandX Asset Purchase Agreement (as defined below) to sell specified assets related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests. The purchaser acquired the assets and assumed certain specified liabilities of the Company for a total purchase price of $10.2 million in cash in a transaction that closed on October 27, 2023 (discussed below under “Sale of Certain Assets to LandX”). The Company’s remaining assets following the closing of the LandX Asset Purchase Agreement consist largely of cash on hand, the claims asserted in the Foxconn Litigation (as defined below), claims that the Company may have against other parties, as well as net operating loss (“NOL”) carryforwards and other tax attributes.

Since emergence from bankruptcy, the near-term operations of the Company consist of (a) claims administration under the Second Modified First Amended Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors (the “Plan”), (b) addressing the Foxconn Litigation, (c) prosecuting, pursuing, compromising, settling, or otherwise disposing of other retained causes of action, (d) defending the Company against any counterclaims and (e) filing Exchange Act reports and satisfying other regulatory requirements.

In the future, the Company may explore potential business opportunities, including strategic alternatives or business combinations and/or make loans or other investments pending any such transaction. No assurances can be made that the Company will be successful in prosecuting any claim or cause of action or that any strategic alternative or business combination, and/or other transaction, will be identified and/or would result in profitable operations or the ability to preserve any value from the NOLs. The Company anticipates that the prosecution of claims and causes of action and the evaluation and pursuit of potential strategic alternatives and/or other transaction will be costly, complex, and risky. As of the date of this report, the Company has neither entered into a definitive agreement with any party, nor has the Company engaged in any specific discussions with any potential business combination candidate regarding business opportunities.

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

Notes to Condensed Consolidated Financial Statements

Foxconn Litigation

On June 27, 2023, the Company commenced an adversary proceeding against Foxconn (the “Foxconn Litigation”) in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement and other agreements, the parties’ joint venture agreement, the Foxconn APA, and the CMA (each as defined in Note 7) that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, the Company believes Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and caused significant damages.

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

See Note 7 - Commitments and Contingencies - Foxconn Litigation for additional information.

Sale of Certain Assets to LandX

On September 29, 2023, the Company entered into an Asset Purchase Agreement (the “LandX Asset Purchase Agreement”) with LAS Capital LLC and Mr. Stephen S. Burns, as guarantor of certain obligations of LAS Capital under the LandX Asset Purchase Agreement. The LandX Asset Purchase Agreement was assigned to LAS Capital’s affiliate, LandX Motors Inc., a Delaware corporation (the assignee and “Purchaser”) and approved by the Bankruptcy Court on October 18, 2023. The closing of the transactions contemplated by the LandX Asset Purchase Agreement occurred on October 27, 2023, at which time the Purchaser acquired certain assets held for sale related to the design, production and sale of electric light duty vehicles focused on the commercial fleet market free and clear of liens, claims, encumbrances, and other interests, and assumed certain specified liabilities for a total purchase price of $10.2 million in cash. Upon consummation of the sale, the Company’s investment banker became entitled to a transaction fee of $2.0 million after crediting certain other fees. The transaction fee was paid in January 2024, with no further amounts payable.

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

Liquidity

The Company had cash and cash equivalents of approximately $26.8 million, excluding restricted cash of approximately $2.7 million and restricted short-term investments of approximately $19.7 million, an accumulated deficit of $1.2 billion at June 30, 2025, and a net loss of $0.5 million for the six months ended June 30, 2025.

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

Significant segment expenses are consistent with those presented on the condensed consolidated statements of operations and comprehensive (loss) income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Cash, Cash Equivalents, Restricted Cash, and Restricted Short-term Investments

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

Restricted cash and restricted short-term investment balances represent the cash reserves as required by the Plan. Restricted short-term investments have been invested in short-term available for sale securities, which consist primarily of U.S. treasury notes and bills and U.S. government and prime asset money market funds. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”). The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. Therefore, the actual obligations may be more or less than the amount escrowed. To the extent the Professional Fee Escrow is insufficient, the Company will be required to use its available unrestricted cash to settle its obligations. In the event the Professional Fee Escrow exceeds the Company’s obligations, funds will be returned to the Company and become unrestricted. The obligations were fully paid in August 2024 and the remainder of the Professional Fee Escrow was released from restriction. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of June 30, 2025, $21.8 million was included in restricted cash and short-term investments, which represents the initial Claims Reserve of $45 million, less $23.2 million which was released from the Claims Reserve related to the claims reconciliation process.

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

Notes to Condensed Consolidated Financial Statements

Reorganization Items

Reorganization items of $0 and $4.8 million for the three and six months ended June 30, 2024, respectively, represent the expenses directly and incrementally resulting from the Chapter 11 Cases and are separately reported as Reorganization items in the condensed consolidated statements of operations and comprehensive (loss) income. No reorganization items were recognized for the three and six months ended June 30, 2025.

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

Notes to Condensed Consolidated Financial Statements

As of June 30, 2025 and December 31, 2024, the Company held short-term investments which were U.S. treasury bills and notes that are classified as Level I. The valuation inputs for the short-term investments are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the anchor investor purchased warrants (the “Private Placement Warrants”), which will expire on October 23, 2025. In connection with the Foxconn Transactions and the closing of the Asset Purchase Agreement, the Company issued warrants to Foxconn that expired on May 11, 2025 (the “Foxconn Warrants”). No Foxconn Warrants were exercised prior to expiration.

As of December 31, 2024, following the Reverse Stock Split, the Company had 0.113 million Foxconn Warrants with an exercise price of $157.50 and 0.153 million Private Placement Warrants with a strike price of $172.50. The Foxconn Warrants were not outstanding as of June 30, 2025 as all 0.113 million Foxconn Warrants expired on May 11, 2025. The Private Placement Warrants remain outstanding as of June 30, 2025. The fair value of the Foxconn Warrants was $0.3 million at issuance. The Private Placement Warrants and the Foxconn Warrants were classified as a liability with any changes in the fair value recognized immediately in the condensed consolidated statements of operations and comprehensive (loss) income. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly in 2023.

The following tables summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
June 30, 2025
Cash, cash equivalents and restricted cash	$29,526	$29,526	$—	$—
United States government treasury bills	19,690	19,690	—	—

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2024
Cash and cash equivalents	$23,095	$23,095	$—	$—
United States government treasury bills	29,741	29,741	—	—

The following table summarizes the amortized cost and fair value of available-for-sale securities (in thousands):

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains (Losses)	Maturity Date Range
June 30, 2025
United States government treasury bills	$19,693	$19,690	$—	$(3)	September 13, 2025

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains (Losses)	Maturity Date Range
December 31, 2024
United States government treasury bills	$29,751	$29,741	$—	$666	February 15, 2025 - May 15, 2025

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

NOTE 4 - SERIES A CONVERTIBLE PREFERRED STOCK

On November 7, 2022, the Company entered into the Investment Agreement with Foxconn affiliate Foxconn Ventures Pte. Ltd.. Under the Investment Agreement, Foxconn Ventures agreed to make equity investments in the Company through the purchase of $70 million of Class A common stock, and up to $100 million in Series A Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock”), subject to certain conditions. The Investment Agreement provided for the second closing of Class A common stock (the “Subsequent Common Closing”), at which time, the Company maintains that Foxconn Ventures was required to purchase approximately 10% of the Class A common stock for approximately $47.3 million.

On November 22, 2022, the parties completed the initial closing under the Investment Agreement, pursuant to which Foxconn Ventures purchased approximately $22.7 million of Class A common stock and $30 million of Preferred Stock.

In addition, following the parties’ agreement to the EV Program (as defined in the Investment Agreement) budget and the EV Program milestones and satisfaction of those EV Program milestones and other conditions set forth in the Investment Agreement, Foxconn Ventures was to purchase in two tranches, a total of 0.7 million additional shares of Preferred Stock at a purchase price of $100 per share for aggregate proceeds of $70 million (the “Subsequent Preferred Funding”). The first tranche was to be in an amount equal to 0.3 million shares for an aggregate purchase price of $30 million; the second tranche was to be in an amount equal to 0.4 million shares for an aggregate purchase price of $40 million. The parties agreed to use commercially reasonable efforts to agree upon the EV Program budget and EV Program milestones no later than May 7, 2023.

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

Notes to Condensed Consolidated Financial Statements

The Preferred Stock, with respect to dividend rights, rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company and redemption rights, ranks: (a) on a parity basis with each other class or series of any equity interests (“Capital Stock”) of the Company now or hereafter existing, the terms of which expressly provide that such class or series ranks on a parity basis with the Preferred Stock as to such matters (such Capital Stock, “Parity Stock”); (b) junior to each other class or series of Capital Stock of the Company now or hereafter existing, the terms of which expressly provide that such class or series ranks senior to the Preferred Stock as to such matters (such Capital Stock, “Senior Stock”); and (c) senior to the Class A common stock and each other class or series of Capital Stock of the Company now or hereafter existing, the terms of which do not expressly provide that such class or series ranks on a parity basis with, or senior to, the Preferred Stock as to such matters (such Capital Stock, “Junior Stock”). While Foxconn’s beneficial ownership of our Class A common stock meets the 25% Beneficial Ownership Requirement (as defined in the Investment Agreement), Parity Stock and Senior Stock can only be issued with Foxconn’s consent.

The Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware (the “Certificate of Designation”) provides that, in the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of Preferred Stock are entitled, out of assets legally available therefor, before any distribution or payment to the holders of any Junior Stock, and subject to the rights of the holders of any Senior Stock or Parity Stock and the rights of the Company’s existing and future creditors, to receive in full a liquidating distribution in cash and in the amount per share of Preferred Stock equal to the greater of (1) the sum of $100 per share plus the accrued unpaid dividends with respect to such share, and (2) the amount the holder would have received had it converted such share into Class A common stock immediately prior to the date of such event.

All holders of shares of Preferred Stock are entitled to vote with the holders of Class A common stock on all matters submitted to a vote of stockholders of the Company as a single class with each share of Preferred Stock entitled to a number of votes equal to the number of shares of Class A common stock into which such share could then be converted; provided, that no holder of shares of Preferred Stock will be entitled to vote to the extent that such holder would have the right to a number of votes in respect of such holder’s shares of Class A common stock, Preferred Stock or other capital stock that would exceed the limitations set forth in the definition of Ownership Limitation (as defined in the Certificate of Designation).

The Certificate of Designation provides that, commencing on November 7, 2023 (the “Conversion Right Date”), and subject to the Ownership Limitation, the Preferred Stock became convertible at the option of the holder into a number of shares of Class A common stock obtained by dividing the sum of the liquidation preference (i.e., $100 per share) and all accrued but unpaid dividends with respect to such share as of the applicable conversion date by the conversion price as of the applicable conversion date. The conversion price currently is $29.04 per share and it is subject to customary adjustments. At any time following the third anniversary of the date of issuance, the Company can cause the Preferred Stock to be converted if the volume-weighted average price of the Class A common stock exceeds 200% of the Conversion Price for a period of at least twenty trading days in any period of thirty consecutive trading days. Foxconn’s ability to convert is limited by the Ownership Limitation.

The terms of the Company’s Preferred Stock do not specify an unconditional obligation of the Company to redeem the Preferred Stock on a specific or determinable date, or upon an event certain to occur. The Company notes the existence of the Change of Control Put (defined below). However, the ability to execute this put right is contingent on the occurrence of the change of control event, which is not a known or determinable event at time of issuance. Therefore, the Preferred Stock is not considered to be mandatorily redeemable. The conversion of the Preferred Stock is based on fixed conversion price rather than a fixed conversion amount. The value of the Preferred Stock obligation would not vary based on something other than the fair value of the Company’s equity shares or change inversely in relation to the fair value of the Company’s equity shares. Based on these factors, Preferred Stock does not require classification as a liability in accordance with the provisions in ASC 480 “Distinguishing Liabilities from Equity”.

The Preferred Stock is not redeemable at a fixed or determinable date or at the option of the holder. However, the Preferred Stock does include the Change of Control Put, which could allow the holder to redeem the Preferred Stock upon the occurrence of an event. As the Company cannot assert control over any potential event which would qualify as a change of control, the event is not considered to be solely within the control of the issuer, and would require classification in temporary equity (as per ASC 480-10-S99-3A(4)). Accordingly, the Preferred Stock is classified as temporary equity and is separated from permanent equity on the Company’s balance sheets.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

The Company believes that the transaction price associated with the sale of the Preferred Stock to Foxconn was representative of fair value and serves as the basis for initial measurement. The Preferred Stock issued by the Company accrues dividends at the rate of 8% per annum whether or not declared and/or paid by the Company (cumulative dividends). In addition, the dividends will compound on a quarterly basis (upon each Preferred Dividend Payment Date (as defined in the Certificate of Designation)) to the extent they are not paid by the Company. The Company records the dividends (effective PIK dividends) as they are earned, based on the carrying value of the Preferred Stock at the date they are earned. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock. The Company accrued $0.7 million and $1.4 million in dividends during the three and six months ended June 30, 2025, respectively and $0.7 million and $1.3 million, respectively in dividends during the three and six months ended June 30, 2024, respectively, and had accrued $6.9 million and $5.5 million in aggregate dividends as of June 30, 2025 and December 31, 2024, respectively, with a corresponding adjustment to additional-paid-in-capital common stock in the absence of retained earnings.

Since emergence from bankruptcy, and as of the date of this report, the Preferred Stock remains outstanding and unimpaired. Upon a change of control (as defined in the Certificate of Designation), Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its $30.0 million liquidation preference, plus any unpaid accrued dividends, and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction (the “Change of Control Put”). The liquidation preference, plus accrued dividends is presented as mezzanine equity within the Company’s condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company did not consider a change of control to be probable, however the Company notes that there is significant uncertainty regarding the outcome of the Foxconn Litigation which may impact the foregoing, and the Company can provide no assurance regarding such determination.

NOTE 5 - CAPITAL STOCK AND LOSS PER SHARE

The Company has authorized shares of capital stock totaling 462 million shares, consisting of (i) 450 million shares of Class A common stock and (ii) 12 million shares of preferred stock, each with a par value of $0.0001.

At the 2023 Annual Meeting, the stockholders of the Company approved a proposal to amend the Charter to effect a reverse split of the Company’s outstanding shares of Class A common stock at a ratio within a range of between 1:3 and 1:15, with the timing and the exact ratio of the reverse split to be determined by the Board in its sole discretion. The Board authorized the Reverse Stock Split at a 1:15 ratio, which became effective as of May 24, 2023 (the “Reverse Split Effective Date”).

The Company filed an Amendment to the Charter on May 22, 2023, which provided that, at the Reverse Split Effective Date, every 15 shares of the issued and outstanding Class A common stock would automatically be combined into one issued and outstanding share of Class A common stock.

ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common shareholders for the six months ended June 30, 2025 and 2024, respectively, due to their anti-dilutive effect (in thousands):

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Foxconn Preferred Stock	1,270	1,174	1,270	1,174
Foxconn Warrants[1]	—	113	—	113
Private Placement Warrants[2]	154	154	154	154
Total	1,424	1,441	1,424	1,441

1)	All 113 Foxconn Warrants expired on May 11, 2025.
2)	Private Placement Warrants are due to expire on October 23, 2025.

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

Prior to emergence, the Company and each of its then named executive officers (“NEOs”) were parties to employment agreements that provided for certain payments, including the accelerated vesting of equity awards, to the NEO upon the NEO’s termination of employment by the Company without “Cause” or by the NEO’s choice with “Good Reason”. Accordingly, upon emergence, the Company issued 101,947 shares of Class A common stock to satisfy equity awards that vested during the pendency of the Chapter 11 Cases, and 102,889 shares of Class A common stock related to the accelerated vesting of the NEO awards. The accelerated vesting of the NEO awards resulted in the recognition of $2.6 million of stock compensation expense during the first quarter of 2024. The remaining $0.8 million of stock compensation expense during the first quarter of 2024 related to non-accelerated stock-based compensation for other employees prior to emergence.

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

The settlement of shares in respect to vested RSUs will occur as such shares vest, unless a director makes an irrevocable election to defer settlement (i.e., on the earliest of (x) five years after the grant date, (y) a change in control event, or (z) separation from service). Such election must be made in the calendar year prior to RSUs being granted. All Company directors elected this deferral in December 2024 related to RSUs granted to Board of Directors for 2025 service.

During the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.2 million of stock-based compensation expense, respectively, which was included in selling, general, and administrative expense on the condensed consolidated statements of operations and comprehensive income (loss). As of June 30, 2025, there was $0.7 million of unrecognized stock-based compensation related to non-vested awards that is expected to be recognized over a weighted average period of 1.55 years.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

NOTE 7 - COMMITMENTS AND CONTINGENCIES1

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

1 NTD: Legal/Management to provide update.

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

Several rejection damages and administrative expense claims were filed, all of which have been settled or withdrawn.

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

Upon emergence from bankruptcy, the Company recorded $60.7 million in restricted cash as required by the Plan of Reorganization for bankruptcy and administrative claim settlements and pre-emergence bankruptcy professional fees. Post emergence the Company settled claims and pre-emergence bankruptcy professional fees totaling $38.3 million, resulting in a restricted cash balance of $2.7 million and a restricted short-term investments balance of $19.7 million as of June 30, 2025. In accordance with Plan, the Claims Ombudsman had until the end of the GUC Reserve Adjustment Period (as defined in the Plan) to request an increase in the reserve, if he believed the existing reserve would be insufficient to fund all allowed and disputed unsecured claims. The Claims Ombudsman made no such request, and the GUC Reserve Adjustment Period concluded in September 2024.

Concurrently, the Company recorded a liability totaling $29.9 million upon emergence from bankruptcy within liabilities subject to compromise, which was reflective of the expected allowed claims amounts in accordance with ASC 852-10. After emerging from bankruptcy, the Company settled liabilities subject to compromise since emergence from bankruptcy in the amount totaling $22.4 million, resulting in a liabilities subject to compromise balance of $7.5 million as of June 30, 2025. This balance reflects both undisputed and partially disputed amounts the Company may owe.

The Company’s liabilities for legal proceedings and potential related obligations may include amounts for the securities litigation, government claims and indemnification obligations described in more detail below or other claims that may be asserted against the Company and may or may not be offset by insurance. Changes in the Company’s operations in connection with the Chapter 11 Cases reduced the Company’s need to maintain insurance coverage at previous levels or to carry certain insurance policies. The amount accrued as of June 30, 2025 was estimated based on available information and legal advice, the potential resolution of these matters in light of historical negotiations with the parties, and the potential impact of the outcome of one or more claims on related matters, but does not take into account the impact of the applicable provisions of the Bankruptcy Code, the terms of the Plan, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

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

On October 25, 2024, the Company filed a complaint in the United States Bankruptcy Court for the District of Delaware seeking a declaration that the Company is entitled to coverage from the 2020-2022 primary layer D&O liability insurance company for costs to defend certain lawsuits and respond to certain SEC and DOJ investigations. The primary policy had a face limit of $5 million. The Company filed a memorandum of law in support of its motion for summary judgment with the Court on November 4, 2024. In response, the primary layer insurer moved to dismiss and filed a competing lawsuit in New York State court seeking a declaration that there is no coverage for the same lawsuits and SEC and DOJ investigations. No damages are sought against the Company. The motion to dismiss was granted by the Bankruptcy Court. The litigation filed by the primary layer insurance company in New York is moving forward.

Certain former directors and officers have also stated that they intend to pursue coverage for their defense costs related to these lawsuits, and the Bankruptcy Court has ordered that they coordinate with the Company on these efforts in order to maximize the amount of coverage potentially available.

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

NHTSA Matters

The Company’s obligations under the Safety Act administered by NHTSA for the vehicles it has manufactured and sold continued in force during the pendency of and following the Chapter 11 Cases. During the Chapter 11 Cases, the Company’s obligations were treated as a claim of the United States government against the Company. The Plan did not discharge the Company from claims arising after emergence from bankruptcy, nor did it preclude or enjoin the enforcement of any police or regulatory power. The Company has repurchased all of the vehicles that were sold (other than the vehicles sold to LAS Capital or its affiliates, for which it assumed warranty, product liability and recall liabilities). The Company cannot predict the extent of the liability that may arise from the Safety Act obligations for vehicles the Company has already manufactured and sold, or any claims that may be asserted by NHTSA.

NOTE 8 - RELATED PARTY TRANSACTIONS

Under the Investment Agreement, Foxconn made additional equity investments in the Company, whereby it became a related party under the Company’s Related Party Transaction Policy as a 5% or more beneficial owner of the Company’s Class A common stock. For the three and six months ended June 30, 2025 and 2024, the Company made no payments, and had no amounts payable, to Foxconn.

William Gallagher, the Company’s Chief Executive Officer, is a principal of M3 Partners, LP (“M3 Partners”). M3 Partners served as the Equity Committee’s financial consultant during the bankruptcy proceedings. Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of an engagement agreement (the “Engagement Agreement”). Mr. Gallagher has been, and will remain, employed by M3 Partners and will provide his services pursuant to the Engagement Agreement. Pursuant to the Engagement Agreement, M3 Partners’ fees are calculated on an hourly basis. The Company incurred approximately $0.2 million and $0.5 million in fees payable to M3 Partners under the Engagement Agreement for the three and six months ended June 30, 2025, respectively, which is included in selling, general, and administrative expenses within the condensed consolidated statements of operations and comprehensive (loss) income. For the three and six months ended June 30, 2024, the Company incurred approximately $0.5 million and $0.6 million in fees payable to M3 Partners.

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

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Cautionary Note Regarding Forward-Looking Statements” and the “Risk Factors” section under Part I - Item 1A in our Annual Report on Form 10-K and Part II - Item 1A below for a discussion of these risks and uncertainties, including without limitation, with respect to the Chapter 11 Cases, our emergence from bankruptcy and our liquidity, capital resources and financial condition.

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

Since emergence: (i) the Foxconn Litigation and other retained causes of action of the Company were preserved and may be prosecuted; (ii) claims filed in the bankruptcy will continue to be resolved pursuant to the claims resolution process with allowed claims being treated in accordance with the Plan; (iii) distributions to holders of allowed claims and allowed Interests will be made subject to the provisions of the Plan of Reorganization, and (iv) we will continue to conduct business and may enter into transactions, including business combinations, or otherwise, that could permit the Company an opportunity to create value, including through use of the NOLs.

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

Our primary operations during the six months ended June 30, 2025 have consisted of actions and related expenditures associated with completing the Chapter 11 Cases and emerging from bankruptcy, resolving substantial litigation, claims reconciliation, financial reporting and regulatory compliance. Our assets consist of cash, cash equivalents, short-term investments, and restricted short-term investments. Additional potential assets, such as the Foxconn Litigation claims, claims the Company may have against other parties, and NOLs, are not reflected in the financial statements.

In light of our emergence from bankruptcy on March 14, 2024, our results for the six months ended June 30, 2025, reflect the accounting assumptions and treatment caused by the Chapter 11 Cases and the Plan and may not be representative of our operations and results going forward. See the risks and factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II - Item 1A below for further discussion of the risks associated with our emergence from bankruptcy, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations for the three months ended June 30, 2025 and 2024

	(in thousands) (Unaudited)
	Three months ended June 30, 2025	Three months ended June 30, 2024
Operating expense (income):
Selling, general and administrative expenses	1,683	1,482
Legal settlement and litigation benefit, net	(1,326)	(2,015)
Total operating expense (income), net	$357	$(533)
(Loss) income from operations	$(357)	$533
Other income (expense):
Other expense, net	(37)	(65)
Realized gain on debt securities available for sale	696	—
Investment and interest income	440	1,010
Income before income taxes	$742	$1,478
Income tax expense (benefit)	—	—
Net income	742	1,478
Less accrued preferred stock dividend	723	668
Net income attributable to common shareholders	$19	$810

Selling, General and Administrative Expense

Selling, general, and administrative expenses (“SG&A”) totaled $1.7 million for the three months ended June 30, 2025 compared to $1.5 million for the three months ended June 30, 2024.

SG&A for the three months ended June 30, 2025 and 2024 consisted entirely of personnel and professional fees.

Legal settlement and litigation benefit, net

Legal settlement and litigation benefit, net totaling $1.3 million represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims for the three months ended June 30, 2025. For the three months ended June 30, 2024, the Company recorded $2.0 million of legal settlement and litigation benefit, net as a result of settling claims.

Results of Operations for the six months ended June 30, 2025 and 2024

	(in thousands) (Unaudited)
	Six months ended June 30, 2025	Six months ended June 30, 2024
Operating (income) expenses
Selling, general and administrative expenses	3,621	6,725
Legal settlement and litigation benefit, net	(1,498)	(2,559)
Reorganization items	—	4,785
Total operating expense, net	$2,123	$8,951
Loss from operations	(2,123)	(8,951)
Other income (expense):
Other expense, net	(68)	(163)
Realized gain on debt securities available for sale	925	—
Investment and interest income	797	2,119
Loss before income taxes	$(469)	$(6,995)
Income tax expense (benefit)	—	—
Net loss	(469)	(6,995)
Less accrued preferred stock dividend	1,432	1,323
Net loss attributable to common shareholders	$(1,901)	$(8,318)

Selling, General and Administrative Expense

Selling, general, and administrative expenses (“SG&A”) totaled $3.6 million for the six months ended June 30, 2025 compared to $6.7 million for the six months ended June 30, 2024.

SG&A for the six months ended June 30, 2025 consisted entirely of personnel and professional fees.

SG&A for the six months ended June 30, 2024 consisted primarily of $3.9 million in personnel and professional fees, including $3.4 million in accelerated stock compensation expense as well as insurance premium amortization of $2.9 million.

Legal settlement and litigation benefit, net

Legal settlement and litigation benefit, net totaling $1.5 million represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims for the six months ended June 30, 2025. For the six months ended June 30, 2024, the Company recorded $2.6 million of legal settlement and litigation benefit, net as a result of setting claims.

Reorganization Items

Reorganization items represent the expenses directly and incrementally resulting from the Chapter 11 Cases filed on June 27, 2023. For the six months ended June 30, 2025, no reorganization items were recorded.

For the six months ended June 30, 2024, reorganization items consisted of $3.6 million in legal fees and $1.1 million in consulting fees. The reorganization items included costs incurred by the Company as well as those incurred by the official Unsecured Creditors Committee and official Equity Committee, for which the Company was responsible.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $26.8 million, excluding restricted cash of restricted of approximately $2.7 million, and restricted short-term investments of approximately $19.7 million, an accumulated deficit of $1.2 billion at June 30, 2025, and a net loss of $0.5 million for the six months ended June 30, 2025.

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities (see Note 7 - Commitments and Contingencies) and (ii) the outcome of our efforts to realize value, if any, from the Company’s retained causes of action, including the Foxconn Litigation, and other remaining assets.

We have incurred significant professional fees and other costs in connection with preparation for and prosecution of the Chapter 11 Cases and expect to continue to incur significant professional fees and costs. In addition, we are subject to significant contingent unliquidated liabilities, the full scope of which is uncertain at this time (see Note 7 - Commitments and Contingencies). Furthermore, under the Plan, we are conducting a process to reconcile the claims asserted that has resulted in approximately $19.7 million of the Company’s short-term investments and $2.7 million of cash being restricted for settling outstanding claims against the Company, including litigation and indemnification claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”), which was fully paid out as of September 30, 2024. The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of June 30, 2025, $21.8 million was included in cash and short-term investments, which represents the initial Claims Reserve of $45 million, less $23.2 million which was released from the Claims Reserve related to the claims reconciliation process including $14.8 million of payments to creditors in connection with the Plan and $8.4 million released from the Claims Reserve as a result of claim settlements that were less than the Claims Reserve. Pursuant to the Plan (which includes certain exceptions), upon emergence (i) the Claims Ombudsman was appointed to oversee the administration of claims asserted against the Company by general unsecured creditors and (ii) a trustee was appointed to oversee the litigation claims held by the trust, which may be funded with certain retained causes of action of the Company, as determined by the Board. Holders of certain unsecured claims are expected to be entitled to receive post-petition interest on their claim amount as of the later of the date the claim was due to be paid, or the petition date. Therefore, if the claims resolution process takes longer than anticipated, the total liability to settle claims will increase to reflect the increased interest expense.

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

Summary of Cash Flows

The following table provides a summary of the Company’s cash flow data for the period indicated:

	Six months ended June 30, 2025	Six months ended June 30, 2024
Net cash used in operating activities	$(3,980)	$(24,738)
Net cash provided by investing activities	$10,411	$—
Net cash used in financing activities	$—	$(106)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $20.8 million for the six months ended June 30, 2025 compared to the same period in 2024. The Company’s net loss, as adjusted to reconcile cash used by operating activities was $0.5 million for the six months ended June 30, 2025, compared to $7.0 million for same period in 2024. The $4.0 million of cash used in operating activities for the six months ended June 30, 2025 was comprised of the $0.5 million net loss for the period, as adjusted to reconcile cash used by operating activities for the six months ended June 30, 2025 which included $0.9 million of realized gain on debt securities available for sale, $2.7 million of changes in operating assets and liabilities, partially offset by $0.2 million of stock-based compensations. The $24.7 million of cash used in operating activities for the six months ended June 30, 2024 was comprised of the $7.0 million net loss for the period, as adjusted to reconcile cash used by operating activities for the six months ended June 30, 2024, which included $21.2 million of changes in operating assets and liabilities, partially offset by $3.4 million of stock-based compensation.

Net Cash Provided by Investing Activities

Cash provided by investing activities was $10.4 million for the six months ended June 30, 2025, which included $30.0 million related to maturities of short-term investments, partially offset by $19.6 million for purchases of short-term investments. The Company had no investing activities for the six months ended June 30, 2024.

Net Cash Used in Financing Activities

For the six months ended June 30, 2025, the Company had no financing activities. For the six months ended June 30, 2024, financing activities were limited to tax withholding payments related to net-settled restricted stock compensation associated with the Company’s 2020 Plan.

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs and the nature of operating activities. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) None.

(c) During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as each term is defined in Item 408(c) of Regulation S-K).

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

NU RIDE INC.

Date: August 12, 2025		/s/ William Gallagher
	Name:	William Gallagher
	Title:	Chief Executive Officer, President, Secretary, and Treasurer

