Form 10-Q
period 2025-09-30
NU RIDE INC.
filed 2025-11-13
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 13, 2025, there were 16,096,296 shares of the registrant’s Class A common stock outstanding.

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

Unless the context indicates otherwise, references in this report to the “Company,” “Lordstown,” “Debtors,” “we,” “us,” “our” and similar terms refer to Nu Ride Inc. (f/k/a Lordstown Motors Corp.; f/k/a DiamondPeak Holdings Corp.) and its consolidated subsidiaries.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Condensed Consolidated Balance Sheets

(in thousands except for per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$18,234	$23,095
Short-term investments	6,884	6,371
Short-term investments, restricted	22,742	23,370
Prepaid insurance	407	208
Other current assets	352	139
Total current assets	$48,619	$53,183
Total assets	$48,619	$53,183

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$415	$136
Accrued legal and professional	445	721
Accrued expenses and other current liabilities	117	207
Total current liabilities	$977	$1,064
Liabilities subject to compromise	5,246	9,884
Total liabilities	$6,223	$10,948

Commitments and contingencies (Note 7)

Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	$37,625	$35,455
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized; 16,096,296 shares issued and outstanding as of September 30, 2025 and December 31, 2024	$24	$24
Additional paid-in capital	1,182,658	1,184,505
Accumulated other comprehensive income	18	666
Accumulated deficit	(1,177,929)	(1,178,415)
Total stockholders’ equity	$4,771	$6,780
Total liabilities, mezzanine equity and stockholders’ equity	$48,619	$53,183

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except for per share data)

(Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Operating (income) expense:
Selling, general and administrative expenses	1,225	2,308	4,846	9,033
Legal settlement and litigation benefit, net	(1,642)	(1,789)	(3,140)	(4,348)
Reorganization items	—	—	—	4,785
Total operating (income) expense, net	$(417)	$519	$1,706	$9,470

Income (loss) from operations	$417	$(519)	$(1,706)	$(9,470)

Other income (expense):
Other expense, net	(22)	(55)	(90)	(217)
Realized gain on debt securities available for sale	—	—	925	—
Investment and interest income	560	912	1,357	3,030
Income (loss) before income taxes	$955	$338	$486	$(6,657)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	955	338	486	(6,657)
Less accrued preferred stock dividend	738	682	2,170	2,005
Net income (loss) attributable to common shareholders	$217	$(344)	$(1,684)	$(8,662)

Other comprehensive income (loss):
Unrealized gain (loss) on debt securities available for sale	21	—	(648)	—

Total comprehensive income (loss)	$238	$(344)	$(2,332)	$(8,662)

Net income (loss) per share attributable to common shareholders
Basic	$0.01	$(0.02)	$(0.10)	$(0.54)
Diluted	$0.01	$(0.02)	$(0.10)	$(0.54)
Weighted-average number of common shares outstanding
Basic	16,096	16,096	16,096	16,058
Diluted	16,096	16,096	16,096	16,058

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Three months ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at July 1, 2025	300	$36,887	16,096	$24	$1,183,289	$(1,178,884)	$(3)	$4,426
Stock-based compensation	—	—	—	—	107	—	—	107
Accrual of Series A Convertible Preferred Stock dividends	—	738	—	—	(738)	—	—	(738)
Unrealized gain on available for sale debt securities	—	—	—	—	—	—	21	21
Net income	—	—	—	—	—	955	—	955
Balance at September 30, 2025	300	$37,625	16,096	$24	$1,182,658	$(1,177,929)	$18	$4,771

	Three months ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at July 1, 2024	300	$34,078	16,096	$24	$1,185,793	$(1,177,274)	$—	$8,543
Stock-based compensation	—	—	—	—	45	—	—	45
Accrual of Series A Convertible Preferred Stock dividends	—	682	—	—	(682)	—	—	(682)
Net income	—	—	—	—	—	338	—	338
Balance at September 30, 2024	300	$34,760	16,096	$24	$1,185,156	$(1,176,936)	$—	$8,244

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Nine months ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2025	300	$35,455	16,096	$24	$1,184,505	$(1,178,415)	$666	$6,780
Stock-based compensation	—	—	—	—	323	—	—	323
Accrual of Series A Convertible Preferred Stock dividends	—	2,170	—	—	(2,170)	—	—	(2,170)
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	(648)	(648)
Net income	—	—	—	—	—	486	—	486
Balance at September 30, 2025	300	$37,625	16,096	$24	$1,182,658	$(1,177,929)	$18	$4,771

	Nine months ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2024	300	$32,755	15,953	$24	$1,183,804	$(1,170,279)	$—	$13,549
Restricted stock vesting	—	—	143	—	(106)	—	—	(106)
Stock-based compensation	—	—	—	—	3,463	—	—	3,463
Accrual of Series A Convertible Preferred Stock dividends	—	2,005	—	—	(2,005)	—	—	(2,005)
Net loss	—	—	—	—	—	(6,657)	—	(6,657)
Balance at September 30, 2024	300	$34,760	16,096	$24	$1,185,156	$(1,176,936)	$—	$8,244

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$486	$(6,657)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	323	3,463
Accretion of investment income	(393)	—
Realized gain on debt securities available for sale	(925)	—
Change in operating assets and liabilities:
Prepaid insurance and other assets	(412)	3,843
Accounts payable	279	(496)
Accrued legal and professional	(276)	(11,881)
Accrued expenses and other current liabilities and liabilities subject to compromise	(4,728)	(18,241)
Net cash used in operating activities	$(5,646)	$(29,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(29,215)	—
Maturities of short-term investments	30,000	—
Net cash provided by investing activities	$785	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax withholding payments related to net settled restricted stock compensation	—	(106)
Net cash used in financing activities	$—	$(106)

Cash and cash equivalents:
Net change during the period	(4,861)	(30,075)
Balance, beginning of period	23,095	87,096
Balance, end of period	$18,234	$57,021

Supplemental cash flow information:
Cash paid for reorganization items	$—	$25,781

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

Liquidity

The Company had cash and cash equivalents of approximately $18.2 million, short-term investments of approximately $6.9 million excluding restricted short-term investments of approximately $22.7 million, an accumulated deficit of $1.2 billion at September 30, 2025, and net income of $0.5 million for the nine months ended September 30, 2025.

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

Notes to Condensed Consolidated Financial Statements

The Company’s CODM manages and allocates resources to the operations of the Company on a consolidated basis. This enables the CODM to assess the Company’s overall level of available resources and determine how best to deploy these resources in line with the Company’s long-term company-wide strategic goals. Given the Company does not currently generate revenue, the CODM assesses performance of the Company’s single segment and allocation of resources based on consolidated net income (loss) as well as total selling, general, and administrative expenses. The CODM utilizes these metrics in order to assess the Company’s cash burn. Total net income (loss) as well as selling, general, and administrative expenses are used to monitor budget versus actual results.

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

Restricted short-term investment balances represent the cash reserves as required by the Plan. Restricted short-term investments have been invested in short-term available for sale securities, which consist primarily of U.S. treasury notes and bills and U.S. government and prime asset money market funds. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”). The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. Therefore, the actual obligations may be more or less than the amount escrowed. To the extent the Professional Fee Escrow is insufficient, the Company will be required to use its available unrestricted cash to settle its obligations. In the event the Professional Fee Escrow exceeds the Company’s obligations, funds will be returned to the Company and become unrestricted. The obligations were fully paid in August 2024 and the remainder of the Professional Fee Escrow was released from restriction. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of September 30, 2025, $22.1 million was included in restricted short-term investments, which represents the initial Claims Reserve of $45 million, less $22.9 million which was released from the Claims Reserve related to the claims reconciliation process.

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

Notes to Condensed Consolidated Financial Statements

Reorganization Items

Reorganization items of $0 and $4.8 million for the three and nine months ended September 30, 2024, respectively, represent the expenses directly and incrementally resulting from the Chapter 11 Cases and are separately reported as Reorganization items in the condensed consolidated statements of operations and comprehensive loss. No reorganization items were recognized for the three and nine months ended September 30, 2025.

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

Notes to Condensed Consolidated Financial Statements

As of September 30, 2025 and December 31, 2024, the Company held short-term investments which were U.S. treasury bills and notes that are classified as Level I. The valuation inputs for the short-term investments are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the anchor investor purchased warrants (the “Private Placement Warrants”), which expired on October 23, 2025. In connection with the Foxconn Transactions and the closing of the Asset Purchase Agreement, the Company issued warrants to Foxconn that expired on May 11, 2025 (the “Foxconn Warrants”). No Foxconn Warrants were exercised prior to expiration.

As of December 31, 2024, following the Reverse Stock Split, the Company had 0.113 million Foxconn Warrants with an exercise price of $157.50 and 0.153 million Private Placement Warrants with a strike price of $172.50. The Foxconn Warrants were not outstanding as of September 30, 2025 as all 0.113 million Foxconn Warrants expired on May 11, 2025. The Private Placement Warrants remained outstanding as of September 30, 2025. The fair value of the Foxconn Warrants was $0.3 million at issuance. The Private Placement Warrants and the Foxconn Warrants were classified as a liability with any changes in the fair value recognized immediately in the condensed consolidated statements of operations and comprehensive loss. As a result of the Chapter 11 Cases, the fair value of the Company’s warrants was deemed to be zero and adjusted accordingly in 2023.

The following tables summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
September 30, 2025
Cash and cash equivalents	$18,234	$18,234	$—	$—
United States government treasury bills	29,626	29,626	—	—

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2024
Cash and cash equivalents	$23,095	$23,095	$—	$—
United States government treasury bills	29,741	29,741	—	—

The following table summarizes the amortized cost and fair value of available-for-sale securities (in thousands):

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains (Losses)	Maturity Date Range
September 30, 2025
United States government treasury bills	$29,611	$29,626	$—	$18	November 13, 2025-July 9, 2026

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains (Losses)	Maturity Date Range
December 31, 2024
United States government treasury bills	$29,751	$29,741	$—	$666	February 15, 2025 - May 15, 2025

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

The Company believes that the transaction price associated with the sale of the Preferred Stock to Foxconn was representative of fair value and serves as the basis for initial measurement. The Preferred Stock issued by the Company accrues dividends at the rate of 8% per annum whether or not declared and/or paid by the Company (cumulative dividends). In addition, the dividends will compound on a quarterly basis (upon each Preferred Dividend Payment Date (as defined in the Certificate of Designation)) to the extent they are not paid by the Company. The Company records the dividends (effective PIK dividends) as they are earned, based on the carrying value of the Preferred Stock at the date they are earned. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock. The Company accrued $0.7 million and $2.2 million in dividends during the three and nine months ended September 30, 2025, respectively and $0.7 million and $2.0 million, respectively in dividends during the three and nine months ended September 30, 2024, respectively, and had accrued $7.6 million and $5.5 million in aggregate dividends as of September 30, 2025 and December 31, 2024, respectively, with a corresponding adjustment to additional-paid-in-capital common stock in the absence of retained earnings.

Since emergence from bankruptcy, and as of the date of this report, the Preferred Stock remains outstanding and unimpaired. Upon a change of control (as defined in the Certificate of Designation), Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its $30.0 million liquidation preference, plus any unpaid accrued dividends, and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction (the “Change of Control Put”). The liquidation preference, plus accrued dividends is presented as mezzanine equity within the Company’s condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company did not consider a change of control to be probable, however the Company notes that there is significant uncertainty regarding the outcome of the Foxconn Litigation which may impact the foregoing, and the Company can provide no assurance regarding such determination.

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

Notes to Condensed Consolidated Financial Statements

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net income (loss) per share attributable to common shareholders due to their anti-dilutive effect (in thousands):

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Foxconn Preferred Stock	1,296	1,174	1,296	1,174
Foxconn Warrants[1]	—	113	—	113
Private Placement Warrants[2]	154	154	154	154
Total	1,450	1,441	1,450	1,441

1)	The Foxconn Warrants expired on May 11, 2025.
2)	The Private Placement Warrants expired on October 23, 2025.

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

During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.3 million of stock-based compensation expense, respectively, which was included in selling, general, and administrative expense on the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2025, there was $0.7 million of unrecognized stock-based compensation related to non-vested awards that is expected to be recognized over a weighted average period of 1.29 years.

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

Upon emergence from bankruptcy, the Company recorded $60.7 million in restricted cash as required by the Plan of Reorganization for bankruptcy and administrative claim settlements and pre-emergence bankruptcy professional fees. Post emergence the Company settled claims and pre-emergence bankruptcy professional fees totaling $38.0 million, resulting in restricted short-term investments balance of $22.7 million as of September 30, 2025. In accordance with Plan, the Claims Ombudsman had until the end of the GUC Reserve Adjustment Period (as defined in the Plan) to request an increase in the reserve, if he believed the existing reserve would be insufficient to fund all allowed and disputed unsecured claims. The Claims Ombudsman made no such request, and the GUC Reserve Adjustment Period concluded in September 2024.

Concurrently, the Company recorded a liability totaling $29.9 million upon emergence from bankruptcy within liabilities subject to compromise, which was reflective of the expected allowed claims amounts in accordance with ASC 852-10. After emerging from bankruptcy, the Company settled liabilities subject to compromise since emergence from bankruptcy in the amount totaling $24.7 million, resulting in a liabilities subject to compromise balance of $5.2 million as of September 30, 2025. This balance reflects both undisputed and partially disputed amounts the Company may owe.

The Company’s liabilities for legal proceedings and potential related obligations may include amounts for the securities litigation, government claims and indemnification obligations described in more detail below or other claims that may be asserted against the Company and may or may not be offset by insurance. Changes in the Company’s operations in connection with the Chapter 11 Cases reduced the Company’s need to maintain insurance coverage at previous levels or to carry certain insurance policies. The amount accrued as of September 30, 2025 was estimated based on available information and legal advice, the potential resolution of these matters in light of historical negotiations with the parties, and the potential impact of the outcome of one or more claims on related matters, but does not take into account the impact of the applicable provisions of the Bankruptcy Code, the terms of the Plan, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

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

On October 25, 2024, the Company filed a complaint in the United States Bankruptcy Court for the District of Delaware seeking a declaration that the Company is entitled to coverage from the 2020-2022 primary layer D&O liability insurance company for costs to defend certain lawsuits and respond to certain SEC and DOJ investigations. The primary policy has face limits of $5 million. The Company filed a memorandum of law in support of its motion for summary judgment with the Court on November 4, 2024. In response, the primary layer insurer moved to dismiss and filed a competing lawsuit in New York State court seeking a declaration that there is no coverage for the same lawsuits and SEC and DOJ investigations. The New York State court granted summary judgment in favor of the primary layer insurance company and denied the Company’s motion for summary judgment. The Company has appealed the decision to the intermediate appellate court and the appeal is pending. No damages are sought against the Company. The motion to dismiss was granted by the Bankruptcy Court. The litigation filed by the primary layer insurance company in New York is moving forward.

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

SEC Claim

The Company received two subpoenas from the SEC for the production of documents and information, including relating to the merger between DiamondPeak and Lordstown Motors Corp. and pre-orders of vehicles, and the Company was informed by the U.S. Attorney’s Office for the Southern District of New York that it is investigating these matters. The Company cooperated, and will continue to cooperate, with these and any other regulatory or governmental investigations and inquiries. Ultimately, the SEC filed a claim against the Company for $45.0 million (the “SEC Claim”). The Company settled the SEC Claim by (i) settling the Ohio Securities Class Action and (ii) making an offer of settlement to the SEC, which was approved by the SEC on February 29, 2024. Upon the Company’s emergence from bankruptcy, the SEC Claim was deemed withdrawn pursuant to the terms of the offer of settlement and the Plan. See the section in this Note 7 titled “Ohio Securities Class Action” for additional information regarding the Company’s continuing contingent obligations related to the Ohio Securities Class Action settlement. No amounts attributable to the Company’s settlement of the SEC Claim were paid or are payable to the SEC.

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

On August 1, 2024, the Bankruptcy Court entered an opinion and order partially denying and partially granting the Foxconn Adversary Motion to Dismiss, which was subsequently amended on October 1, 2024. Nine of the Company’s claims survived the motion to dismiss on the grounds that the Company pled viable claims against Foxconn and the claims were not subject to mandatory arbitration. The Court also dismissed two of the Company’s claims in favor of arbitration. The order was appealed by Foxconn in the United States District Court for the District of Delaware. The Bankruptcy Court has stayed litigation of the claims that it ruled were not subject to arbitration pending that appeal. The Bankruptcy Court also allowed that the two dismissed claims should proceed to arbitration. That arbitration hearing is being administered by the International Chamber of Commerce and is scheduled to proceed to a final hearing in October 2026.

In conjunction with the District Court proceedings, the Company and Foxconn engaged in a mediation effort. On January 15, 2025, the Company informed the District Court that the mediation did not result in a resolution.

On September 19, 2025, the District Court affirmed the Bankruptcy Court’s order. Foxconn has appealed that affirmance to the Third Circuit.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Under the Investment Agreement, Foxconn made additional equity investments in the Company, whereby it became a related party under the Company’s Related Party Transaction Policy as a 5% or more beneficial owner of the Company’s Class A common stock. For the three and nine months ended September 30, 2025 and 2024, the Company made no payments, and had no amounts payable, to Foxconn.

William Gallagher, who served as the Company’s Chief Executive Officer from the Effective Date until September 26, 2025, is a principal of M3 Advisory Partners, LP (“M3 Partners”). M3 Partners served as the Equity Committee’s financial consultant during the bankruptcy proceedings. Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of an engagement agreement (the “Engagement Agreement”). While serving as the Company’s Chief Executive Officer, Mr. Gallagher remained employed by M3 Partners and provided his services pursuant to the Engagement Agreement. In connection with the appointment of Alexander Matina as the Company’s Chief Executive Officer on September 26, 2025, the Company entered into an amended and restated engagement letter (the “Amended Engagement Agreement”) with M3 Partners to reflect that William Gallagher would no longer be serving in the role of Chief Executive Officer of the Company. The Amended M3 Engagement Letter provides that M3 Partners will continue to provide support to the Company, including a litigation trustee, in evaluating and managing its operations, assets and liabilities, and such other services as M3 Partners and the Company otherwise agree in writing.

Pursuant to the Amended Engagement Agreement, M3 Partners’ fees are calculated on an hourly basis. The Company incurred approximately $0.2 million and $0.7 million in fees payable to M3 Partners under the Engagement Agreement and Amended Engagement Agreement for the three and nine months ended September 30, 2025, respectively, which is included in selling, general, and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2024, the Company incurred approximately $0.4 million and $1.0 million in fees payable to M3 Partners.

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

Our primary operations during the nine months ended September 30, 2025 have consisted of actions and related expenditures associated with completing the Chapter 11 Cases and emerging from bankruptcy, resolving substantial litigation, claims reconciliation, financial reporting and regulatory compliance. Our assets consist of cash, cash equivalents, short-term investments, and restricted short-term investments. Additional potential assets, such as the Foxconn Litigation claims, claims the Company may have against other parties, and NOLs, are not reflected in the financial statements.

In light of our emergence from bankruptcy on March 14, 2024, our results for the nine months ended September 30, 2025, reflect the accounting assumptions and treatment caused by the Chapter 11 Cases and the Plan and may not be representative of our operations and results going forward. See the risks and factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II - Item 1A below for further discussion of the risks associated with our emergence from bankruptcy, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations for the three months ended September 30, 2025 and 2024

	(in thousands) (Unaudited)
	Three months ended September 30, 2025	Three months ended September 30, 2024
Operating (income) expense:
Selling, general and administrative expenses	1,225	2,308
Legal settlement and litigation benefit, net	(1,642)	(1,789)
Total operating (income) expense, net	$(417)	$519
Income (loss) from operations	$417	$(519)
Other income (expense):
Other expense, net	(22)	(55)
Investment and interest income	560	912
Income before income taxes	$955	$338
Income tax expense (benefit)	—	—
Net income	955	338
Less accrued preferred stock dividend	738	682
Net income (loss) attributable to common shareholders	$217	$(344)

Selling, General and Administrative Expense

Selling, general, and administrative expenses (“SG&A”) totaled $1.2 million for the three months ended September 30, 2025 compared to $2.3 million for the three months ended September 30, 2024.

SG&A for the three months ended September 30, 2025 and 2024 consisted entirely of personnel and professional fees.

Legal settlement and litigation benefit, net

Legal settlement and litigation benefit, net totaling $1.6 million represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims for the three months ended September 30, 2025. For the three months ended September 30, 2024, the Company recorded $1.8 million of legal settlement and litigation benefit, net as a result of settling claims.

Results of Operations for the nine months ended September 30, 2025 and 2024

	(in thousands) (Unaudited)
	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Operating expenses (income)
Selling, general and administrative expenses	4,846	9,033
Legal settlement and litigation benefit, net	(3,140)	(4,348)
Reorganization items	—	4,785
Total operating expense, net	$1,706	$9,470
Loss from operations	(1,706)	(9,470)
Other income (expense):
Other expense, net	(90)	(217)
Realized gain on debt securities available for sale	925	—
Investment and interest income	1,357	3,030
Income (loss) before income taxes	$486	$(6,657)
Income tax expense (benefit)	—	—
Net income (loss)	486	(6,657)
Less accrued preferred stock dividend	2,170	2,005
Net loss attributable to common shareholders	$(1,684)	$(8,662)

Selling, General and Administrative Expense

SG&A totaled $4.8 million for the nine months ended September 30, 2025 compared to $9.0 million for the nine months ended September 30, 2024.

SG&A for the nine months ended September 30, 2025 consisted entirely of personnel and professional fees.

SG&A for the nine months ended September 30, 2024 consisted primarily of $6.1 million in personnel and professional fees, including $3.4 million in accelerated stock compensation expense as well as insurance premium amortization of $2.9 million.

Legal settlement and litigation benefit, net

Legal settlement and litigation benefit, net totaling $3.1 million represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, the Company recorded $4.3 million of legal settlement and litigation benefit, net as a result of setting claims.

Reorganization Items

Reorganization items represent the expenses directly and incrementally resulting from the Chapter 11 Cases filed on June 27, 2023. For the nine months ended September 30, 2025, no reorganization items were recorded.

For the nine months ended September 30, 2024, reorganization items consisted of $3.6 million in legal fees and $1.1 million in consulting fees. The reorganization items included costs incurred by the Company as well as those incurred by the official Unsecured Creditors Committee and official Equity Committee, for which the Company was responsible.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $18.2 million, short-term investments of approximately $6.9 million excluding restricted short-term investments of approximately $22.7 million, an accumulated deficit of $1.2 billion at September 30, 2025, and a net income of $0.5 million for the nine months ended September 30, 2025.

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities (see Note 7 - Commitments and Contingencies) and (ii) the outcome of our efforts to realize value, if any, from the Company’s retained causes of action, including the Foxconn Litigation, and other remaining assets.

We have incurred significant professional fees and other costs in connection with preparation for and prosecution of the Chapter 11 Cases and expect to continue to incur significant professional fees and costs. In addition, we are subject to significant contingent unliquidated liabilities, the full scope of which is uncertain at this time (see Note 7 - Commitments and Contingencies). Furthermore, under the Plan, we are conducting a process to reconcile the claims asserted that has resulted in approximately $22.7 million of the Company’s short-term investments being restricted for settling outstanding claims against the Company, including litigation and indemnification claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”), which was fully paid out as of September 30, 2024. The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of September 30, 2025, $22.1 million was included in cash and short-term investments, which represents the initial Claims Reserve of $45 million, less $22.9 million which was released from the Claims Reserve related to the claims reconciliation process including $15.8 million of payments to creditors in connection with the Plan and $7.1 million released from the Claims Reserve as a result of claim settlements that were less than the Claims Reserve. Pursuant to the Plan (which includes certain exceptions), upon emergence (i) the Claims Ombudsman was appointed to oversee the administration of claims asserted against the Company by general unsecured creditors and (ii) a trustee was appointed to oversee the litigation claims held by the trust, which may be funded with certain retained causes of action of the Company, as determined by the Board. Holders of certain unsecured claims are expected to be entitled to receive post-petition interest on their claim amount as of the later of the date the claim was due to be paid, or the petition date. Therefore, if the claims resolution process takes longer than anticipated, the total liability to settle claims will increase to reflect the increased interest expense.

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

Our assets consist of cash and cash equivalents, short-term investments, restricted short-term investments, the Foxconn Litigation claims, the claims the Company may have against other parties, and NOLs.

See Risk Factors under Part I - Item 1A in our Annual Report on Form 10-K and Part II - Item 1A below for further discussion of the risks associated with our limited capital resources and loss exposures, among other risks.

Summary of Cash Flows

The following table provides a summary of the Company’s cash flow data for the period indicated:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Net cash used in operating activities	$(5,646)	$(29,969)
Net cash provided by investing activities	$785	$—
Net cash used in financing activities	$—	$(106)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $24.3 million for the nine months ended September 30, 2025 compared to the same period in 2024. The Company’s net income, as adjusted to reconcile cash used by operating activities was $0.5 million for the nine months ended September 30, 2025, compared to a net loss of $6.7 million for same period in 2024. The $5.6 million of cash used in operating activities for the nine months ended September 30, 2025 was comprised of the $0.5 million net income for the period, as adjusted to reconcile cash used by operating activities for the nine months ended September 30, 2025 which included $0.9 million of realized gain on debt securities available for sale, $0.4 million of accretion of investment income, and $5.1 million of changes in operating assets and liabilities, partially offset by $0.3 million of stock-based compensation. The $30.0 million of cash used in operating activities for the nine months ended September 30, 2024 was comprised of the $6.7 million net loss for the period, as adjusted to reconcile cash used by operating activities for the nine months ended September 30, 2024, which included $26.8 million of changes in operating assets and liabilities, partially offset by $3.5 million of stock-based compensation.

Net Cash Provided by Investing Activities

Cash provided by investing activities was $0.8 million for the nine months ended September 30, 2025, which included $30.0 million related to maturities of short-term investments, partially offset by $29.2 million for purchases of short-term investments. The Company had no investing activities for the nine months ended September 30, 2024.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2025, the Company had no financing activities. For the nine months ended September 30, 2024, financing activities were limited to tax withholding payments related to net-settled restricted stock compensation associated with the Company’s 2020 Plan.

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs and the nature of operating activities. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who also serves as our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In light of the limited nature of our operations, our controls primarily relate to financial reporting and payment of our expenses. As a result of eliminating personnel, including full-time employees, we have enhanced our oversight of accounting and payment processing with increased executive involvement and support from consultants and advisors to facilitate the presentation of information with respect to our operations that is accurate and complete. Our Chief Executive Officer also serves as our principal financial officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a) Not applicable.

(b) None.

(c) During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as each term is defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)
10.1	Amended and Restated Engagement Letter, dated as of September 26, 2025, by and between the Company and M3 Advisory Partners, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025)
10.2	Employment Agreement, dated as of September 26, 2025, by and between the Company and Alexander Matina (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) /15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU RIDE INC.

Date: November 13, 2025		/s/ Alexander Matina
	Name:	Alexander Matina
	Title:	Chief Executive Officer, President, Secretary, and Treasurer

