Form 10-K
period 2025-12-31
NU RIDE INC.
filed 2026-03-26
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the registrant’s Class A common stock on June 30, 2025 (the last business day of the registrant’s most recently completed second quarter) as reported on the OTC Pink market, was approximately $20,199,631.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 26, 2026, there were 16,096,296 shares of Class A common stock, $0.0001 par value outstanding.

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

Risks Related to our Business and Financial Condition

●	we have limited revenues, operations, and assets, which makes it difficult to evaluate our future business prospects and there is a risk we may exhaust the capital resources we had when we emerged from bankruptcy;

●	our only material assets are cash on hand, short-term investments, certain loans receivable, the claims asserted in the Foxconn Litigation, claims that the Company may have against other parties, and net operating loss carryforwards (“NOLs”);

●	the Company’s actual financial results following our emergence from bankruptcy are not comparable to the Company’s historical financial information;

●	we depend on our Board of Directors and newly appointed management to continue navigating our emergence from the Chapter 11 Cases and contribute to our ability to realize future value of our remaining assets, and if we are unable to attract, retain, manage, and appropriately compensate our officers and Board of Directors, our ability to meet our financial reporting obligations, achieve our anticipated operating costs, and to realize value from our remaining assets and litigation claims could be adversely affected;

●	we depend on the efforts of consultants and professional service providers to execute our business plan, operations and internal controls, and if we lose their services, our business may be severely disrupted;

●	our Board of Directors may change our business plan and strategy without stockholder approval, which could alter the nature of your investment;

●	the Company’s ability to use some or all of its NOLs to offset future income or realize any potential value may be limited, and the Internal Revenue Service could challenge the amount, timing and/or use of our NOLs;

●	our loans receivable are subject to certain risks, which could materially adversely affect our financial position, results of operations and cash flows;

●	we are or may be subject to risks associated with business combinations, strategic alliances, joint ventures, or acquisitions;

●	our public shareholders may not be afforded an opportunity to vote on a proposed business combination;

●	despite having emerged from bankruptcy, we continue to be subject to the risks and uncertainties associated with residual Chapter 11 bankruptcy proceedings;

●	cyber incidents or attacks directed at us or disruptions to our information systems could result in information theft, data corruption, operational disruption, financial loss and/or reputational damage;

●	our loans receivable may be classified as investment securities under the Investment Company Act of 1940;

Risks Relating to Claims, Regulation and External Events

●	the expenses and awards, if any, attributable to the Foxconn Litigation is uncertain, and no assurances can be provided that our claims against Foxconn will be successful or that we will recover any damages as a result thereof;

●	we face risks and uncertainties related to ongoing and potential future litigation and claims, as well as regulatory actions and governmental investigations and inquiries, for which we will continue to incur significant legal costs and may be subject to significant uninsured losses;

●	we have streamlined our operations following our emergence from the Chapter 11 Cases but legal expenses may remain high;

●	changes in our operations following our emergence from bankruptcy have reduced our need to maintain insurance coverage at previous levels or to carry certain insurance policies, which could make us subject to potential losses and unexpected liabilities if there were to be a material loss or an adverse judgment or settlement in any one or more of our ongoing legal matters that are not insured which could significantly exceed our ability to pay, which could have a material adverse effect on the Company;

●	the amount of allowed claims could exceed our estimates, which could have a material adverse effect on our financial condition, results of operations and prospects;

●	changes in laws or regulations, or a failure to comply with any laws and regulations, or any litigation that we may be subject to or involved in may adversely affect our business, prospects and results of operations;

Risks Related to Our Securities and Being a Public Company

●	our Class A common stock trades on an over-the-counter market and trading in our Class A common stock is highly speculative and poses substantial risks;

●	in order to protect our ability to utilize our NOLs, our charter includes certain transfer restrictions with respect to our stock, which may limit the liquidity of our Class A common stock;

●	our Preferred Stock ranks senior to our Class A common stock, which may adversely affect holders of our Class A common stock;

●	we may issue additional shares of preferred stock or additional shares of Class A common stock, and sales of a substantial number of additional shares of our securities would dilute the interest of our stockholders and could cause the price of our Class A common stock to decline;

●	our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock; and

●	the other risks and uncertainties described under “Risk Factors” and elsewhere in this report and in future filings.

The Company’s stockholders are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

The Company’s stockholders are cautioned that trading in shares of our Class A common stock is highly speculative. Trading prices for our Class A common stock may bear little or no relation to actual value, if any. In addition, our Third Amended and Restated Certificate of Incorporation (our “charter”) contains certain trading restrictions, which are designed to support our efforts to preserve our NOLs and other tax attributes and generally restrict transactions involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.75% or more of all issued and outstanding shares of Class A common stock). Accordingly, we urge extreme caution with respect to existing and future investments in our Class A common stock.

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

PART I

Item 1. Business

Overview

On June 27, 2023, Lordstown Motors Corp., a Delaware corporation, together with its subsidiaries (“Lordstown,” the “Company,” or the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 5, 2024, the Bankruptcy Court entered an order confirming the Second Modified First Amended Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors (the “Plan”). Following the entry of the confirmation order and all conditions to effectiveness of the Plan being satisfied, the Debtors emerged from bankruptcy on March 14, 2024 (the “Effective Date”) under the name “Nu Ride Inc.” Following emergence, the Company’s assets consist largely of cash on hand, the claims asserted in the Foxconn Litigation (as defined below), claims that the Company may have against other parties, certain loans receivable made after emergence, described below, as well as NOLs and other tax attributes, and the Company’s primary operations are: (i) resolving claims filed in the bankruptcy, (ii) prosecuting the Foxconn Litigation (as defined below), (iii) pursuing, compromising, settling or otherwise disposing of other retained causes of action of the Company, and (iv) exploring potential business opportunities, including strategic alternatives or business combinations. No assurances can be made that the Company will be successful in prosecuting any claim or cause of action or that any strategic alternative or business combination will be identified or, if identified, would result in profitable operations. The Company anticipates that the prosecution of claims and causes of action and the evaluation and pursuit of potential strategic alternatives will be costly, complex, and risky.

Loans receivable

On December 30, 2025, the Company entered into a Funding Agreement and Secured Promissory Note with Foxpoint Florida, LLC (“FPI”), pursuant to which the Company loaned FPI $2.215 million to finance the acquisition by FPI of certain billboard leasehold assets, including structures and permits, in Florida (the “FPI Loan”). The FPI Loan is secured by a first priority lien on substantially all the assets of FPI, as well as a pledge of all equity interests in FPI held by its owner, and bears interest at 15% per annum, payable monthly in cash, with payment in full of principal and accrued interest on December 30, 2028. The loan agreement contains representations and warranties, covenants, events of default and conditions customary for loans of this type. Additionally, the Company received ownership of 40% of the equity interests in FPI, subject to reduction to 30% if the FPI Loan is repaid in full on or prior to the second anniversary of closing, and 20% if the FPI Loan is repaid in full on or prior to the first anniversary of closing. As of December 31, 2025 FPI was an early stage entity with immaterial net assets and results of operations.

On January 23, 2026, the Company entered into a Loan and Security Agreement with Foxpoint Florida II, LLC (“FPII”) and certain other lenders party thereto, pursuant to which the Company loaned FPII $5.5 million (out of aggregate loan proceeds of $7.5 million) to finance the acquisition by FPII of certain billboard leasehold assets, including structures and permits, in Florida (the “FPII Loan”). The FPII Loan is secured by substantially the same type of collateral and has substantially the same terms as the FPI Loan described above. Additionally, the Company received equity interests in FPII representing approximately 29.3% of the aggregate equity interests (out of aggregate equity interests issued to the lenders representing 40%), subject to reduction to an aggregate of 30% if the FPII Loan is repaid in full on or prior to the second anniversary of closing, and 20% if the FPII Loan is repaid in full on or prior to the first anniversary of closing.

On February 13, 2026, the Company entered into a Funding Agreement and Secured Promissory Note with each of Foxpoint Florida III, LLC and 4445 W. Vine, LLC (“FPIII” and “4445WV”, respectively), and collectively with FPI and FPII, “Foxpoint Florida”), pursuant to which the Company loaned FPIII $615,000 and 4445WV $485,000 to finance the acquisition by FPIII of certain billboard leasehold assets in Florida and the acquisition by 4445WV of an easement to such assets (together, the “FPIII Loans”). The FPIII Loans are secured by substantially the same type of collateral and have substantially the same terms as the FPI Loan described above.

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

On August 1, 2024, the Bankruptcy Court entered an opinion and order partially denying and partially granting the Foxconn Adversary Motion to Dismiss, which was subsequently amended on October 1, 2024. Nine of the Company’s claims survived the motion to dismiss on the grounds that the Company pled viable claims against Foxconn and the claims were not subject to mandatory arbitration. The Court also dismissed two of the Company’s claims in favor of arbitration. The order is presently being appealed by Foxconn. The Bankruptcy Court has stayed litigation of the claims that it ruled were not subject to arbitration pending that appeal. The Court also allowed that the two dismissed claims should proceed to arbitration. The Company is vigorously pursuing this litigation. Any net proceeds from the Foxconn Litigation may enhance the recoveries for holders of claims and equity interests of shareholders (“Interests”), as set forth in the Plan. However, no assurances can be provided as to the Company having sufficient resources to pursue the Foxconn Litigation, or the outcome or recoveries, if any. See Note 8 - Commitments and Contingencies - Foxconn Litigation for additional information.

Employees

As of March 26, 2026, the Company had one full-time employee: Alexander Matina, Chief Executive Officer, President, Treasurer and Secretary of the Company.

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

Risks Related to our Business and Financial Condition

We have limited revenues, operations, and assets, which makes it difficult to evaluate our future business prospects and there is a risk we may exhaust the capital resources we had when we emerged from bankruptcy.

We are a company with a limited operating history and very limited revenue. We do not hold assets that are of the type that were used in our operations prior to the bankruptcy proceedings. We cannot provide assurances as to the value of our assets, including potential recoveries in the Foxconn Litigation and other retained causes of action or our NOLs.

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

As the Company currently has limited operations and assets the value of which is uncertain, there is a risk that we will exhaust the assets we had when we emerged from bankruptcy. We have no significant income-generating assets and limited financial resources. We anticipate relying upon the interest received from our short-term investments and our notes receivable, as well as the allowed funds allocated by the Bankruptcy Court to sustain operating expenses, unless or until the consummation of a business combination or we are able to successfully prosecute claims and causes of action or secure additional funding, if at all. We cannot provide any assurance that we will identify a suitable business opportunity, consummate a business combination or that our choice of business combination will result in profitable operations, or the ability to generate cash. Moreover, there can be no assurance that financing will be available to us on favorable terms and timing or at all.

Our only material assets are cash on hand, short-term investments, the loans receivable with Foxpoint Florida, the claims asserted in the Foxconn Litigation, claims that the Company may have against other parties, and NOLs.

Our only material assets are cash on hand, short-term investments, the loans receivable with Foxpoint Florida, and intangible assets, including the claims asserted in the Foxconn Litigation, claims the Company may have against other parties and NOLs. As of December 31, 2025, we had $39.2 million cash and cash equivalents and short-term investments, excluding restricted short-term investments. For the foreseeable future, our principal source of revenue and cash flow will be investment income from our investment portfolio, if any, and income from interest receivable on the Foxpoint Florida loans. We anticipate relying upon such liquid assets to sustain operating expenses, unless or until the consummation of a business combination or we are able to secure additional funding, if at all. We cannot provide any assurance of the timing or amount, if any, of proceeds received on account of our causes of action and claims, or that we will identify a suitable business opportunity, consummate a business combination or that our choice of business combination will result in profitable operations, the ability to generate cash or preserve the value of our NOLs. Moreover, there can be no assurance that financing will be available to us on favorable terms and timing or at all.

The Company’s actual financial results following our emergence from bankruptcy is not comparable to the Company’s historical financial information.

Due to the Company’s actions to cut costs and preserve cash and the Chapter 11 Cases, the nature of our business activities upon emergence is materially different from those prior to filing the Chapter 11 Cases on June 27, 2023. We expect our operating losses to continue to be significant, as restructuring activities, operating expenses, the claims administration process, the Foxconn Litigation and other retained causes of action, among other activities, significantly impact our consolidated financial results. Pursuant to the terms of the Plan, which includes certain exceptions, the Claims Ombudsman will have the authority to settle, litigate or otherwise resolve general unsecured Claims against the Debtors. We cannot provide any assurances regarding what our total actual liabilities based on such claims will be, and our historical financial performance is not indicative of our financial performance after the Effective Date.

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

We depend on our Board of Directors and newly appointed management to continue navigating our emergence from the Chapter 11 Cases and contribute to our ability to realize future value of our remaining assets, and if we are unable to attract, retain, manage, and appropriately compensate our officers and Board of Directors, our ability to meet our financial reporting obligations, achieve our anticipated operating costs, and to realize value from our remaining assets and litigation claims could be adversely affected.

Our ability to realize the value of our remaining assets is based on the service of our Board of Directors and newly appointed management. We may not be able to attract, appropriately compensate, incentivize or retain our newly appointed management and Board of Directors. As of the Effective Date, the employment by the Company of our executive officers and employees remaining on that date ended. Some of our former employees were, and others may be, subject to claims and risks of litigation for which indemnification may be uncertain. We may not be able to attract and retain the services of such individuals, who work for us on an at-will basis and will provide limited support after the Effective Date.

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

We do not have any employees other than our Chief Executive Officer and we have engaged third parties to perform the work needed to run and support our operations and meet our financial reporting requirements as a public company as well as other regulatory requirements. Our business operations depend on the efforts of consultants and professional service providers to execute our business plan, operations and internal controls, including all of our financial reporting and claims reconciliation. If our key consultants become unable or unwilling to continue providing their services to us, we might not be able to replace them in a timely manner, or at all. It is impossible to predict what, if any, errors, delays, breaches or system disruptions might occur as the result of changes in third party consultants or a reduced workforce. We may incur additional expenses to recruit and retain qualified replacements. As a result, our business may be severely disrupted and our financial condition and results of operations may be materially and adversely affected. Any failure of such third parties to work effectively and to execute our plans following emergence from the Chapter 11 Cases, including our efforts to realize value from our remaining assets including through resolving and pursuing litigation and other claims, could adversely affect the Company.

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

At December 31, 2025, the Company had approximately $1.1 billion and $0.8 billion of federal and state and local NOLs, respectively. The Company’s ability to use some or all of these NOLs is subject to certain limitations. Under Section 382 of the Internal Revenue Code, if a corporation (or a consolidated group) undergoes an “ownership change,” the use of its NOLs may be subject to certain limitations. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally five percent shareholders, applying certain look-through and aggregation rules) increases by more than 50% over such shareholders’ lowest percentage ownership during the testing period (generally three years).

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

Our loans receivable are subject to certain risks, which could materially adversely affect our financial position, results of operations and cash flows.

As of March 26, 2026, the Company has loaned certain affiliated borrowers an aggregate of $8.815 million to finance the acquisition by the borrowers of certain billboard leasehold and related assets in Florida. The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid in a timely manner or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. While payments on the loans have been made, if these loans were to become impaired and could not be collected, our financial position, results of operations and cash flows could be materially adversely affected for the amount of uncollected, or deemed uncollectible, principal and interest. Additionally, while the Company holds equity in the borrower entities, the value, if any, of such equity is uncertain.

We are or may be subject to risks associated with business combinations, strategic alliances, joint ventures, or acquisitions.

The Company expects to investigate and, if such investigation warrants, enter into a business combination, acquire a target company or business or enter into strategic alliances, including joint ventures, minority equity investments or other transactions and arrangements with one or more third parties. These business opportunities may be complex and could subject us to a number of risks. The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained. We may not have sufficient resources to consummate a business combination. It is also impossible to predict the manner in which the Company may participate in a business opportunity. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. There can be no assurance that an attractive business opportunity will be identified, be available on acceptable terms, that financing will be available to consummate any transaction or that it would result in profitable operations, generation of cash flow, or preserve the value of our NOLs.

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

Our loans receivable may be classified as investment securities under the Investment Company Act of 1940.

Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company may be deemed an investment company if the value of its investment securities is greater than 40% of its total assets, excluding cash and government securities.  We are not engaged in the business of investing or trading in securities, and we do not hold ourselves out as being engaged in these activities.  However, pending the resolution of all outstanding claims from our predecessor company’s bankruptcy and the acquisition and development of an operating business and/or other assets, we have utilized a portion of our cash on hand to originate loans to finance the purchase and operation of billboard assets.  Although these loans are not considered securities for purposes of the Securities Act, the treatment of loans and in particular loans such as these under the Investment Company Act is unclear and there is a lack of guidance in the interpretation and application of statutory provisions potentially relevant to us, including among others what assets constitute securities, how total assets are determined and valued and the application of the transient investment company or other exclusions.  Classification as an investment company under the Investment Company Act would require registration, which is unduly time consuming, restrictive and burdensome.  Accordingly, if our loans were determined to be investment securities, and to comprise more than 40% of our total non-cash assets, and we were unable to rely on the transient investment company or other exclusion from the provisions of the Investment Company Act, we would need to dispose of some or all of our loans prior to their maturity or acquire assets we may not otherwise acquire, notwithstanding that we are not in the business of investing or trading in securities.

Risks Relating to Claims, Regulation and External Events

The expenses and awards, if any, attributable to the Foxconn Litigation is uncertain, and no assurances can be provided that our claims against Foxconn will be successful or that we will recover any damages as a result thereof.

On June 27, 2023, the Company filed the Foxconn Litigation against Foxconn in the Bankruptcy Court seeking relief for contractual breaches and fraudulent and tortious actions that the Company believes were committed by Foxconn, which have caused substantial harm to our operations and prospects and significant damages. The Foxconn Litigation involves allegations of wrongful conduct by Foxconn, which induced the Company to enter into a series of agreements, including the Agreement in Principle, the Foxconn APA, the CMA and the Investment Agreement. Pursuant to the Plan, the Foxconn Litigation and other causes of action were preserved and continue. No assurances can be provided that our claims against Foxconn will be successful or that we will recover any damages as a result thereof or that Foxconn will not assert counterclaims. Furthermore, the Company will incur significant costs to pursue the Foxconn Litigation and no assurances can be provided as to the Company having sufficient resources to pursue the Foxconn Litigation, the outcome or recoveries, if any. See Note 8 - Commitments and Contingencies - Foxconn Litigation for additional information.

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

Pursuant to the terms of the Plan, a significant amount of our cash on hand is being used to settle outstanding claims against the Company, including litigation claims. We are and have been subject to extensive litigation, including securities class action litigation, shareholder derivative suits, a stockholder class action, and an SEC investigation, among other disputes. However, we, or our indemnified directors and officers, may be subject to additional litigation and claims in connection with the Chapter 11 Cases or for claims that were not discharged in the Chapter 11 Cases that may be asserted after our emergence from bankruptcy and that may be currently unknown to us and for which we do not have the resources to adequately defend or dispute such claims, including, but not limited to those proofs of claim filed as unliquidated. We may in the future be subject to, or become a party to, additional litigation, claims, regulatory actions, and government investigations and inquiries, as we may be subject to claims by customers, suppliers, vendors, contractors, competitors, government agencies, stockholders or other parties regarding our products, development, accidents, advertising, securities, contract and corporate matter disputes, intellectual property infringement matters and employee claims against us based on, among other things, discrimination, harassment, wrongful termination, disability or violation of wage and labor laws. These proceedings and incidents include claims for which we have no or limited insurance coverage. The Company has potential indemnification obligations with respect to the current and former directors named in various lawsuits that have been or may be filed, which obligations may not be covered by the Company’s applicable directors’ and officers’ insurance. See Note 8 - Commitments and Contingencies.

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

The Company is subject to significant contingent liabilities, including the settled Ohio Securities Class Action in which the Company is to distribute 25% up to $7 million to stockholders when received. See Note 8 - Commitments and Contingencies for additional information. Although we intend to pay all allowed claims, including general unsecured claims, in full with interest as provided by the Plan, there can be no assurance that the Claims Reserve, our other assets, or our remaining cash will be sufficient to do so given the uncertainties and risks of the claims dispute and settlement process. If the amount of allowed claims exceeds our estimates, this could have a material adverse effect on our financial condition, results of operations and prospects.

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

To reduce the risk of a potential adverse effect on our ability to use our NOLs for U.S. Federal income tax purposes, our charter contains, subject to certain exceptions, restrictions with respect to our stock involving any person or group of persons that is or as a result of such a transaction would become a substantial stockholder (i.e., would beneficially own, directly or indirectly, 4.75% of all issued and outstanding shares of Class A common stock). Any transferee receiving shares of Class A common stock or Preferred Stock that would result in a violation of such restrictions will not be recognized as a stockholder of the Company or entitled to any rights of shareholders, including, without limitation, the right to vote and to receive dividends or distributions, whether liquidating or otherwise, in each case, with respect to the shares of stock causing the violation. The NOL restrictions may adversely affect the ability of certain holders of our Class A common stock to dispose of or acquire shares of our Class A common stock and may have an adverse impact on the liquidity of our stock generally.

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

The Preferred Stock liquidation preference amount is equal to approximately $30 million, plus accrued dividends of approximately $8.4 million as of December 31, 2025. Pursuant to the Plan, the Preferred Stock remains outstanding and its rights with respect to its preferred equity, including with respect to any liquidation preference which has or may become due, are unimpaired. We would vigorously oppose any assertion of Foxconn’s entitlement to receive the liquidation preference, but if we are unsuccessful, it could have a material adverse impact on our financial condition, results of operations and prospects.

As long as Foxconn, subject to the outcome of the Foxconn Litigation, or another party or concentrated group owns or controls a significant percentage of our Preferred Stock or outstanding voting power, they have the ability to have a significant influence on our actions and operation of the Board of Directors and to influence certain corporate actions requiring stockholder approval, including the election of directors, any amendment of our charter and the approval of significant corporate transactions. On a pro forma basis, after giving effect to the conversion of its Preferred Stock and accrued dividends, Foxconn would hold shares of Class A common stock representing approximately 15% of our outstanding Class A common stock as of December 31, 2025. This concentration of voting power and other rights could have the effect of delaying or preventing a change of control or changes in management and would make the approval of certain transactions difficult or impossible without the support of these significant stockholders. Any of the foregoing could impact our ability to run our business and may adversely affect the influence of the holders and market price of our Class A common stock.

We may issue additional shares of preferred stock or additional shares of Class A common stock, and sales of a substantial number of additional shares of our securities would dilute the interest of our stockholders and could cause the price of our Class A common stock to decline.

Our charter provides for 462,000,000 authorized shares of capital stock, consisting of (i) 450,000,000 shares of Class A common stock and (ii) 12,000,000 shares of preferred stock, of which 1,000,000 shares has been designated as Series A Convertible Preferred Stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Since emerging from bankruptcy, our operations have been limited to resolving substantial litigation, claims reconciliation and financial reporting. Therefore, we have not adopted any cybersecurity risk management program or formal processes for assessing risk, which may make us susceptible to heightened cybersecurity risks. We also depend on third parties to provide certain services, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure that we utilize, including those of third parties, could lead to the corruption or misappropriation of our information, though we do not anticipate collecting or storing any significant confidential information related to customers, consumers, employees, or vendors. Because we expect to continue to rely on third parties, we will also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we will have no personnel or processes of our own for this purpose. Our Board of Directors is generally responsible for the oversight of risks from cybersecurity threats. In the event of a cybersecurity incident impacting us, our management team will inform our Board of Directors of the details of such incident as well as the measures taken in response to such incident. There can be no assurance that we will have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss and damage to our reputation.

Item 2. Properties

The Company does not own any properties.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Note 8 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

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

Holders

As of March 26, 2026, the shares of Class A common stock issued and outstanding were held of record by approximately 52 holders, which number does not include beneficial owners holding our Class A common stock through nominee names.

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

None

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

Our primary operations during the year ended December 31, 2025 have consisted of actions and related expenditures associated with completing the Chapter 11 Cases and emerging from bankruptcy, resolving substantial litigation, claims reconciliation, financial reporting and regulatory compliance. Our assets consist of cash and cash equivalents, short-term investments, the Foxconn Litigation claims, claims the Company may have against other parties, and NOLs. In addition, we have funded certain loans receivable as part of our ongoing post-emergence financial activities. Additional potential assets, such as the Foxconn Litigation claims, claims the Company may have against other parties, and NOLs, are not reflected in the financial statements.

Upon emergence from bankruptcy: (i) the Foxconn Litigation and other retained causes of action of the Company were preserved and may be prosecuted; (ii) claims filed in the bankruptcy will continue to be resolved pursuant to the claims resolution process with allowed claims being treated in accordance with the Plan; (iii) distributions to holders of allowed claims and allowed Interests will be made subject to the provisions of the Plan, and (iv) we will continue to conduct business and may enter into transactions, including business combinations, or otherwise, that could permit the Company an opportunity to create value, including through use of the NOLs.

In light of our emergence from bankruptcy on March 14, 2024, our results for the years ended December 31, 2025 and 2024, reflect the accounting assumptions and treatment caused by the Chapter 11 Cases and the Plan and may not be representative of our operations and results going forward. See Part I - Item 1A. Risk Factors for further discussion of the risks associated with our emergence from bankruptcy, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations

Comparison of the year ended December 31, 2025 to December 31, 2024

	(in thousands)

	For the year ended December 31, 2025	For the year ended December 31, 2024
Operating expenses (income):
Selling, general and administrative expenses	$6,768	$12,903
Legal settlement and litigation benefit, net	(3,008)	(6,033)
Reorganization items	—	4,022
Total operating expense, net	$3,760	$10,892
Loss from operations	(3,760)	(10,892)
Other income (expense):
Other income (expenses), net	16	(251)
Realized gain on debt securities available for sale	1,336	257
Investment and interest income	1,789	2,750
Loss before income taxes	$(619)	$(8,136)
Income tax expense (benefit)	—	—
Net loss	(619)	(8,136)
Less accrued preferred stock dividend	2,923	2,700
Net loss attributable to common shareholders	$(3,542)	$(10,836)

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) totaled $6.8 million for the year ended December 31, 2025 compared to $12.9 million for the year ended December 31, 2024.

SG&A for the year ended December 31, 2025 consisted primarily of $6.1 million in personnel and professional fees, $0.5 million in insurance premium amortization, and $0.2 million in stock compensation expense.

SG&A for the year ended December 31, 2024 consisted primarily of $9.3 million in personnel and professional fees, inclusive of $3.4 million in accelerated stock compensation expense, insurance premium amortization of $3.1 million, as well as bad debt expense of $0.5 million.

Legal settlement and litigation benefit, net

For the years ended December 31, 2025 and 2024, legal settlement and litigation benefit, net totaling $3.0 and $6.0 million, respectively, represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims.

Reorganization Items

Reorganization items represent the expenses directly and incrementally resulting from the Chapter 11 Cases filed on June 27, 2023. For the year ended December 31, 2024, reorganization items consisted of $3.1 million in legal fees and $0.9 million in consulting fees. The reorganization items include costs incurred by us as well as those incurred by the official Unsecured Creditors Committee and official Equity Committee, for which we are responsible. Given that the company emerged from bankruptcy in 2024, no reorganization costs were incurred for the year ended December 31, 2025.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $34.4 million, an accumulated deficit of $1.2 billion at December 31, 2025, and a net loss of $0.6 million for the year ended December 31, 2025.

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities (see Note 8 - Commitments and Contingencies) and (ii) the outcome of our efforts to realize value, if any, from the Company’s retained causes of action, including the Foxconn Litigation, and other remaining assets.

We have incurred significant professional fees and other costs in connection with the prosecution of the Chapter 11 Cases and expect to continue to incur significant professional fees and costs. In addition, we are subject to significant contingent unliquidated liabilities, the full scope of which is uncertain at this time (see Note 8 - Commitments and Contingencies). Furthermore, under the Plan, we are conducting a process to reconcile the claims asserted that has resulted in approximately $5.1 million of the Company’s short-term investments being restricted for settling outstanding claims against the Company, including litigation and indemnification claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”), which was fully paid out as of September 30, 2024. The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of December 31, 2025, $5.1 million was included in restricted short-term investments, which represents the initial Claims Reserve of $45 million, less $40.4 million which was released from the Claims Reserve related to the claims reconciliation process. Pursuant to the Plan (which includes certain exceptions), upon emergence (i) the Claims Ombudsman was appointed to oversee the administration of claims asserted against the Company by general unsecured creditors and (ii) a trustee was appointed to oversee the litigation claims held by the trust, which may be funded with certain retained causes of action of the Company, as determined by the Board of Directors. Holders of certain unsecured claims are expected to be entitled to receive post-petition interest on their claim amount as of the later of the date the claim was due to be paid, or the petition date. Therefore, if the claims resolution process takes longer than anticipated, the total liability to settle claims will increase to reflect the increased interest expense.

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

Our assets consist of cash and cash equivalents, short-term investments, the Foxconn Litigation claims, claims the Company may have against other parties, and NOLs. In addition, we have funded certain loan receivables as part of our ongoing post-emergence financial activities.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the date one year from this filing. Over this time period, the Company will be using its restricted short-term investments to pay for settled claims and its cash and cash equivalents, unrestricted short-term investments and interest received from our short-term investments and our notes receivable for paying existing accrued expenses and legal and consulting fees expected to be incurred.

See Risk Factors under Part I - Item 1A above for further discussion of the risks associated with our limited capital resources and loss exposures, among other risks.

Summary of Cash Flows

The following table provides a summary of the Company’s cash flow data for the period indicated (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024
Net cash used in operating activities	$(7,226)	$(35,077)
Net cash provided by (used in) investing activities	$18,570	$(28,818)
Net cash used in financing activities	$—	$(106)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $27.9 million for the year ended December 31, 2025 compared to 2024. The decrease of cash used in operating activities, was principally due to a decrease in net loss and change in operating assets and liabilities. The Company’s net loss, as adjusted to reconcile cash used by operating activities was $8.1 million for the year ended December 31, 2024, compared to $0.6 million for same period of 2025. The net loss, as adjusted to reconcile cash used by operating activities for the year ended December 31, 2025 included $1.3 million realized gain on debt securities available for sale, $0.6 million in accreted investment income, $5.0 million of changes in operating assets and liabilities, partially offset by $0.4 million of stock-based compensation. The $35.1 million of cash used in operating activities for the year ended December 31, 2024 was comprised of the $8.1 million net loss for the period, a $34.9 million increase in accounts payable and accrued expenses, and $0.3 million realized gain on debt securities available for sale, partially offset by stock-based compensation of $3.5 million and a decrease in prepaid expenses of $4.7 million.

Net Cash Provided by (Used in) Investing Activities

Cash provided by investing activities was $18.6 million for the year ended December 31, 2025 compared to cash used in investing activities of $28.8 million for the year ended December 31, 2024. The net inflow of cash from investing activities for the year ended December 31, 2025 included $50.0 million in maturities of short-term investments, partially offset by $29.2 million in the purchase of short-term investments and $2.2 million of cash disbursed for the loan receivable. The cash used in investing activities included $38.8 million in the purchase of short-term investments, offset by $10.0 million in maturities of short-term investments for the year ended December 31, 2024.

Net Cash Used in Financing Activities

For the year ended December 31, 2025, the Company did not incur any cash activity related to financing activities. For the year ended December 31, 2024, financing activities were limited to tax withholding payments related to net-settled restricted stock compensation associated with the Company’s 2020 Equity Incentive Plan.

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

On December 31, 2025, we had cash, cash equivalents, and short-term investments of approximately $44.3 million. We believe that a 10 basis point change in interest rates is reasonably possible in the near term. Based on our current level of investment, an increase or decrease of 10 basis points in interest rates would not have a material impact to our cash balances.

Item 8. Financial Statements and Supplementary Data

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Nu Ride Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nu Ride Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

Troy, Michigan

March 26, 2026

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Consolidated Balance Sheets

(in thousands except for per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$34,439	$23,095
Short-term investments	4,722	6,371
Short-term investments, restricted	5,100	23,370
Prepaid insurance	317	208
Other current assets	176	139
Total current assets	$44,754	$53,183
Loan receivable	2,215	—
Total assets	$46,969	$53,183

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$464	$136
Accrued legal and professional	401	721
Accrued expenses and other current liabilities	126	207
Total current liabilities	$991	$1,064
Liabilities subject to compromise	5,004	9,884
Total liabilities	$5,995	$10,948

Commitments and contingencies (Note 8):

Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024	$38,378	$35,455
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized; 16,211,365 and 16,211,365 shares issued, 16,096,296 and 16,096,296 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	$24	$24
Additional paid in capital	1,182,014	1,184,505
Accumulated other comprehensive (loss) income	(408)	666
Accumulated deficit	(1,179,034)	(1,178,415)
Total stockholders’ equity	$2,596	$6,780
Total liabilities, mezzanine equity and stockholders’ equity	$46,969	$53,183

The accompanying notes are an integral part of these consolidated financial statements.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands except for per share data)

	For the year ended December 31, 2025	For the year ended December 31, 2024

Operating expenses (income):
Selling, general and administrative expenses	$6,768	$12,903
Legal settlement and litigation benefit, net	(3,008)	(6,033)
Reorganization items	—	4,022
Total operating expense, net	$3,760	$10,892

Loss from operations	$(3,760)	$(10,892)

Other income (expense):
Other income (expense), net	16	(251)
Realized gain on debt securities available for sale	1,336	257
Investment and interest income	1,789	2,750
Loss before income taxes	$(619)	$(8,136)
Income tax expense (benefit)	—	—
Net loss	(619)	(8,136)
Less accrued preferred stock dividend	2,923	2,700
Net loss attributable to common shareholders	$(3,542)	$(10,836)

Other comprehensive (loss) income:
Unrealized (loss) gain on debt securities available for sale	(1,074)	666

Total comprehensive loss attributable to common shareholders	$(4,616)	$(10,170)

Net loss per share attributable to common shareholders
Basic and diluted	$(0.22)	$(0.67)
Weighted-average number of common shares outstanding
Basic and diluted	16,096	16,067

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the year ended December 31, 2025	For the year ended December 31, 2024
Net loss	$(619)	$(8,136)
Other comprehensive (loss) income:
Unrealized (loss) gain on debt securities available for sale	(1,074)	666
Total comprehensive loss	$(1,693)	$(7,470)

The accompanying notes are an integral part of these consolidated financial statements.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2024	300	$32,755	15,953	$24	$1,183,804	$(1,170,279)	$—	$13,549
Restricted stock vesting	—	—	143	—	(106)	—	—	(106)
Stock-based compensation	—	—	—	—	3,507	—	—	3,507
Accrual of Series A Convertible Preferred Stock dividends	—	2,700	—	—	(2,700)	—	—	(2,700)
Unrealized gain on available for sale debt securities	—	—	—	—	—	—	666	666
Net loss	—	—	—	—	—	(8,136)	—	(8,136)
Balance at December 31, 2024	300	35,455	16,096	$24	1,184,505	(1,178,415)	$666	6,780
Stock-based compensation	—	—	—	—	432	—	—	432
Accrual of Series A Convertible Preferred Stock dividends	—	2,923	—	—	(2,923)	—	—	(2,923)
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	(1,074)	(1,074)
Net loss	—	—	—	—	—	(619)	—	(619)
Balance at December 31, 2025	300	$38,378	16,096	$24	$1,182,014	$(1,179,034)	$(408)	$2,596

The accompanying notes are an integral part of these consolidated financial statements.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2025	Year ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(619)	$(8,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	432	3,507
Realized gain on debt securities available for sale	(1,336)	(257)
Accretion of investment income	(604)	—
Change in operating assets and liabilities:
Prepaid insurance and other assets	(146)	4,726
Accounts payable	328	(797)
Accrued legal and professional	(320)	(12,094)
Accrued expenses and other current liabilities and liabilities subject to compromise	(4,961)	(22,026)
Net cash used in operating activities	$(7,226)	$(35,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(29,215)	(38,818)
Maturities of short-term investments	50,000	10,000
Issuance of loan receivable	(2,215)	—
Net cash provided by (used in) investing activities	$18,570	$(28,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax withholding payments related to net settled restricted stock compensation	$—	$(106)
Net cash used in financing activities	$—	$(106)

Cash and cash equivalents:
Net change during the period	$11,344	$(64,001)
Balance, beginning of period	23,095	87,096
Balance, end of period	$34,439	$23,095

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$—	$—
Cash paid for income taxes	$—	$—
Cash paid for reorganization items	$—	$30,620

The accompanying notes are an integral part of these consolidated financial statements.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Description of Business

Overview

On June 27, 2023, Lordstown Motors Corp., a Delaware corporation, together with its subsidiaries (“Lordstown,” the “Company,” or the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On March 5, 2024, the Bankruptcy Court entered an order confirming the Second Modified First Amended Joint Plan of Lordstown Motors Corp. and Its Affiliated Debtors (the “Plan”). Following the entry of the confirmation order and all conditions to effectiveness of the Plan being satisfied, the Debtors emerged from bankruptcy on March 14, 2024 (the “Effective Date”) under the name “Nu Ride Inc.” Following emergence, the Company’s assets consist largely of cash on hand, the claims asserted in the Foxconn Litigation (as defined below), claims that the Company may have against other parties, certain loans receivable made after emergence, described below, as well as net operating loss carryforwards (“NOLs”) and other tax attributes, and the Company’s primary operations are: (i) resolving claims filed in the bankruptcy, (ii) prosecuting the Foxconn Litigation (as defined below), (iii) pursuing, compromising, settling or otherwise disposing of other retained causes of action of the Company, and (iv) exploring potential business opportunities, including strategic alternatives or business combinations. No assurances can be made that the Company will be successful in prosecuting any claim or cause of action or that any strategic alternative or business combination will be identified or, if identified, would result in profitable operations. The Company anticipates that the prosecution of claims and causes of action and the evaluation and pursuit of potential strategic alternatives will be costly, complex, and risky.

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

See Note 8 - Commitments and Contingencies - Foxconn Litigation for additional information.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

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

Liquidity

The Company had cash and cash equivalents of approximately $34.4 million, excluding restricted short-term investments of approximately $5.1 million and short-term investments of $4.7 million, an accumulated deficit of $1.2 billion at December 31, 2025, and a net loss of $0.6 million for the year ended December 31, 2025.

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

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the date one year from this filing. Over this time period, the Company will be using its restricted short-term investments to pay for settled claims and its cash and cash equivalents, unrestricted short-term investments and interest received from our short-term investments and our notes receivable for paying existing accrued expenses and legal and consulting fees expected to be incurred.

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

The Company operates as one operating segment with a focus on (a) claims administration under its Plan, (b) prosecuting, pursuing, compromising, settling, or otherwise disposing of litigation and other retained causes of action including the Foxconn Litigation, (c) defending the Company against any counterclaims, (d) maintaining and managing the NOLs and (e) filing Securities and Exchange Commission required reports and satisfying other regulatory requirements.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

The Company’s CODM manages and allocates resources to the operations of the Company on a consolidated basis. This enables the CODM to assess the Company’s overall level of available resources and determine how best to deploy these resources in line with the Company’s long-term company-wide strategic goals. Given the Company does not currently generate revenue, the CODM assesses performance of the Company’s single segment and allocation of resources based on consolidated net loss as well as total selling, general, and administrative expenses. The CODM utilizes these metrics in order to assess the Company’s net cash usage. Total net loss as well as selling, general, and administrative expenses are used to monitor budget versus actual results.

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

The Company’s short-term investments consist of U.S. treasury notes and bills and U.S. government and prime asset money market funds. The short-term investments are accounted for as available-for-sale securities. The market risk related to these investments is insignificant given that the short-term investments held are highly liquid investment-grade fixed-income securities. The Company records changes in allowance for expected credit loss in other income (expense). There has been no allowance for expected credit losses recorded during any of the periods presented. See Note 3 – Fair Value Measurements for further information.

Restricted short-term investments balances represent the cash reserves as required by the Plan that have been invested in short-term available for sale securities, which consist primarily of U.S. treasury notes and bills and U.S. government and prime asset money market funds. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”). The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. Therefore, the actual obligations may be more or less than the amount escrowed. To the extent the Professional Fee Escrow is insufficient, the Company will be required to use its available unrestricted cash to settle its obligations. In the event the Professional Fee Escrow exceeds the Company’s obligations, funds will be returned to the Company and become unrestricted. The obligations were fully paid in August 2024 and the remainder of the Professional Fee Escrow was released from restriction. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of December 31, 2025, $5.1 million was included in restricted short-term investments, which represents the initial Claims Reserve of $45 million, less $40.4 million which was released from the Claims Reserve related to the claims reconciliation process.

Loan Receivable

On December 30, 2025, the Company entered into a Funding Agreement and Secured Promissory Note with Foxpoint Florida LLC (“FPI”), pursuant to which the Company loaned FPI $2.215 million to finance the acquisition by FPI of certain billboard leasehold assets, including structures and permits, in Florida (the “FPI Loan”). The FPI Loan is secured by a first priority lien on substantially all the assets of FPI, as well as a pledge of all equity interests in FPI held by its owner, and bears interest at 15% per annum, payable monthly in cash, with payment in full of principal and accrued interest on December 30, 2028.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield over the estimated life of the loan.

Loans are reported as past due when principal is due and unpaid for a period of 30 days or more. Loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

Allowance for Credit Losses

The Allowance for Credit Losses (“ACL”), which consist of the allowance for loan losses represents management’s estimate of current expected credit losses over the contractual term of the loans as of the balance sheet date. Loans are charged against the ACL and recognized in the consolidated statements of operations when management believes the recorded loan balance is confirmed as uncollectible.

Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Specific reserves cover impaired loans, or loans individually valuated for impairment, and are primarily measured based on the fair value of collateral.

After applying historic loss experience, the quantitatively derived level of ACL is reviewed using qualitative criteria. Various risk factors are tracked that influence our judgment regarding the level of the ACL and the primary qualitative factors that may be reflected in the quantitative model may include, but not limited to asset quality trends; national and regional economic business conditions and other macroeconomic adjustments, industry monitoring and the value of underlying collateral.

Changes in the level of the ACL reflect changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the ACL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Also considered is the uncertainty inherent in the estimation process when evaluating the ACL.

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

Reorganization Items

Reorganization items of $4.0 million for the year ended December 31, 2024 represent the expenses directly and incrementally resulting from the Chapter 11 Cases and are separately reported as Reorganization items in the consolidated statements of operations and comprehensive loss. Given that the company emerged from bankruptcy in 2024, no reorganization costs were incurred for the year ended December 31, 2025.

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

Recently Issued Accounting Standards Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires that reporting entities disclose specific categories in the effective tax rate reconciliation as well as information about income taxes paid. The authoritative guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 beginning January 1, 2025 and determined there was no material impact on its financial statements.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

Recently Issued Accounting Standards Not Yet Adopted

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

As of December 31, 2025 and 2024, the Company held short-term investments which were U.S. treasury bills and notes that are classified as Level I. The valuation inputs for the short-term investments are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the anchor investor purchased warrants (the “Private Placement Warrants”), which expired on October 23, 2025. In connection with the Foxconn Transactions and the closing of the Asset Purchase Agreement, the Company issued warrants to Foxconn, which expired on May 11, 2025 (the “Foxconn Warrants”). No Foxconn Warrants were exercised prior to expiration.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

The following tables summarize the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2025
Cash and cash equivalents	$34,439	$34,439	$—	$—
United States government treasury bills	9,822	9,822	—	—

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2024
Cash and cash equivalents	$23,095	$23,095	$—	$—
United States government treasury bills	29,741	29,741	—	—

The following table summarizes the amortized cost and fair value of available-for-sale securities (in thousands):

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains	Maturity Date Range
December 31, 2025
United States government treasury bills	$9,720	$9,822	$—	$102	July 9, 2026

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains	Maturity Date Range
December 31, 2024
United States government treasury bills	$29,751	$29,741	$—	$666	February 15, 2025 - May 15, 2025

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

On June 27, 2023, the Company filed its Chapter 11 Cases and on that same date the Company commenced the Foxconn Litigation in the Bankruptcy Court seeking relief for fraudulent and tortious conduct as well as breaches of the Investment Agreement and other agreements, the parties’ joint venture agreement, the Foxconn APA, and the CMA that the Company believes were committed by Foxconn. As set forth in the complaint relating to the adversary proceeding, Foxconn’s actions have caused substantial harm to the Company’s operations and prospects and significant damages. See Note 8 – Commitments and Contingencies for additional information. The Foxconn Litigation is Adversary Case No. 23-50414. The descriptions herein with respect to the Preferred Stock and any rights thereunder do not account for the potential effects of the Chapter 11 Cases or the Foxconn Litigation on the Preferred Stock or any rights thereunder. The Company reserves all claims, defenses, and rights with respect to the Chapter 11 Cases, the Foxconn Litigation, the Preferred Stock, and any treatment of Preferred Stock or other interests held by Foxconn or any other party and the descriptions below do not account for the impact of any relief should it be granted.

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

The Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock filed by the Company with the Secretary of State of the State of Delaware (the “Certificate of Designations”) provides that, in the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of Preferred Stock are entitled, out of assets legally available therefor, before any distribution or payment to the holders of any Junior Stock, and subject to the rights of the holders of any Senior Stock or Parity Stock and the rights of the Company’s existing and future creditors, to receive in full a liquidating distribution in cash and in the amount per share of Preferred Stock equal to the greater of (1) the sum of $100 per share plus the accrued unpaid dividends with respect to such share, and (2) the amount the holder would have received had it converted such share into Class A common stock immediately prior to the date of such event.

All holders of shares of Preferred Stock are entitled to vote with the holders of Class A common stock on all matters submitted to a vote of stockholders of the Company as a single class with each share of Preferred Stock entitled to a number of votes equal to the number of shares of Class A common stock into which such share could then be converted; provided, that no holder of shares of Preferred Stock will be entitled to vote to the extent that such holder would have the right to a number of votes in respect of such holder’s shares of Class A common stock, Preferred Stock or other capital stock that would exceed the limitations set forth in clauses (i) and (ii) of the definition of Ownership Limitations set forth in the Certificate of Designations.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

The Certificate of Designations provides that, commencing on November 7, 2023 (the “Conversion Right Date”), and subject to the Ownership Limitations, the Preferred Stock became convertible at the option of the holder into a number of shares of Class A common stock obtained by dividing the sum of the liquidation preference (i.e., $100 per share) and all accrued but unpaid dividends with respect to such share as of the applicable conversion date by the conversion price as of the applicable conversion date. The conversion price currently is $29.04 per share and it is subject to customary adjustments. At any time following the third anniversary of the date of issuance, the Company can cause the Preferred Stock to be converted if the volume-weighted average price of the Class A common stock exceeds 200% of the Conversion Price for a period of at least twenty trading days in any period of thirty consecutive trading days. Foxconn’s ability to convert is limited by clauses (i) and (ii) of the definition of the Ownership Limitations set forth in the Certificate of Designations.

Upon a change of control (as defined in the Certificate of Designations), Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its liquidation preference (including any unpaid accrued dividends) and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction (the “Change of Control Put”).

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

The Preferred Stock issued by the Company accrues dividends at the rate of 8% per annum whether or not declared and/or paid by the Company (cumulative dividends). In addition, the dividends will compound on a quarterly basis (upon each Preferred Dividend Payment Date (as defined in the Certificate of Designations)) to the extent they are not paid by the Company. The Company records the dividends (effective PIK dividends) as they are earned, based on the fair value of the Preferred Stock at the date they are earned. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock. The Company accrued $2.9 and $2.7 million in dividends for the years ended December 31, 2025 and 2024, respectively, and had accrued $8.4 and $5.5 million in aggregate dividends as of such date, which represented the estimated fair value to Preferred Stock with a corresponding adjustment to additional-paid-in-capital common stock in the absence of retained earnings.

Upon emergence from bankruptcy, and as of the date of this report, the Preferred Stock remains outstanding and unimpaired. Upon a change of control, Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its $30.0 million liquidation preference, plus any unpaid accrued dividends, and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction (the “Change of Control Put”). The liquidation preference, plus accrued dividends is presented as Mezzanine Equity within the Company’s Consolidated Balance Sheet. As of December 31, 2025 and 2024, the Company did not consider a change of control to be probable, however there is significant uncertainty regarding the outcome of the Foxconn Litigation which may impact the foregoing, and the Company can provide no assurance regarding such determination.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

NOTE 5 - CAPITAL STOCK AND INCOME (LOSS) PER SHARE

The Company has authorized shares of capital stock totaling 462 million shares, consisting of (i) 450 million shares of Class A common stock and (ii) 12 million shares of preferred stock, each with a par value of $0.0001.

Effective May 24, 2023, the Company effected a reverse stock split pursuant to which every 15 shares of the then-issued and outstanding shares of Class A common stock were automatically combined into one issued and outstanding share of Class A common stock.

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents.

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common shareholders for the years ended December 31, 2025 and 2024, respectively, due to their anti-dilutive effect (in thousands):

	December 31, 2025	December 31, 2024
Foxconn Preferred Stock	1,322	1,221
Foxconn Warrants¹	—	113
Private Placement Warrants²	—	154
Total	1,322	1,488

1)	Foxconn Warrants expired on May 11, 2025.
2)	Private Placement Warrants expired on October 23, 2025.

NOTE 6 - STOCK BASED COMPENSATION

The vesting and settlement of any unvested equity awards was suspended during the pendency of the Chapter 11 Cases. Upon emergence, the suspended awards were settled if the vesting conditions had been satisfied. All vested options to purchase Class A common stock that remain outstanding as of the date the Company emerged remain outstanding in accordance with their terms and the terms of the Plan and any options not exercised within three months of an officer’s termination of employment or a director’s termination of board of director service with the Company will be forfeited.

Prior to emergence, the Company and each of its Named Executive Officers (“NEOs) were parties to employment agreements that provided for certain payments, including the accelerated vesting of equity awards, to the NEO upon the NEOs termination of employment by the Company without “Cause” or by the NEOs choice with “Good Reason”. Accordingly, upon emergence, the Company issued 101,947 shares of Class A common stock to satisfy equity awards that vested during the pendency of the Chapter 11 Cases, and 102,889 shares of Class A common stock related to the accelerated vesting of the NEO awards. The accelerated vesting of the NEO awards resulted in the recognition of $2.6 million of stock compensation expense during the first quarter of 2024. The remaining $0.8 million of stock compensation expense during the first quarter of 2024 related to non-accelerated stock-based compensation for other employees prior to emergence.

In accordance with the Plan, on March 14, 2024, the Board of Directors approved, adopted and ratified an amendment to the Company’s 2020 Equity Incentive Plan, as amended to increase the number of shares of Class A common stock reserved for issuance thereunder to an aggregate of 3,000,000 shares.

On May 13, 2024, the Compensation Committee of the Board of Directors of the Company adopted a modified director compensation plan for the five outside directors that constitute the Board of Directors. The director compensation plan includes a three-year grant under the Company’s 2020 Equity Compensation Plan of restricted stock units (“RSUs”) with a fair market value of $8,000 per director per quarter ($96,000 per director in the aggregate), based on the closing price per share of the Company’s common stock on May 13, 2024. The RSUs granted cover service on the Board of Directors through the first quarter of 2027 and vest quarterly through January 30, 2027, subject to acceleration on the occurrence of certain events.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

On November 26 and December 4, 2024, the Compensation Committee of the Board of Directors of the Company adopted the director compensation plan for 2025 which includes cash payments of $140,000 per year ($210,000 for the board of director chair (the “Chair)) and an annual RSU grant with a fair market value of $100,000 ($150,000 for Chair), vesting in substantially equal tranches on the first two anniversaries of the grant date. The grant date is the first trading day in January of each year (i.e., January 2, 2025). The fair value is determined based on the fair market value as of the grant date using the closing price on the grant date.

On September 26, 2025, the Company and its CEO, Alexander Matina, executed an employment agreement. The employment agreement outlined his cash compensation of $415,000 in addition to an annual RSU grant with a fair market value of $50,000, vesting in substantially equal tranches on the first two anniversaries of the grant date. The first RSU grant of 9,629 RSUs was issued with a grant date determined to be January 2, 2026. The fair value shall be determined based on the fair market value as of the grant date using the closing price on the grant date.

On October 16, 2025, the Compensation Committee recommended, and the Board of Directors approved, an amendment to the Company’s 2020 Equity Incentive Plan, as amended, to increase the number of shares of Class A common stock reserved for issuance thereunder to an aggregate of 4,000,000 shares, which was approved by the stockholders on December 11, 2025.

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

During the years ended December 31, 2025 and 2024, the Company recognized $0.4 million and $3.5 million of stock-based compensation expense, respectively, which was included in selling, general, and administrative expense on the consolidated financial statements. As of December 31, 2025, there was $0.4 million of unrecognized stock-based compensation related to non-vested awards that is expected to be recognized over a weighted average period of 1.04 years.

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

NOTE 7 - INCOME TAXES

The reconciliation of the statutory federal income tax with the provision for incomes taxes is as follows at December 31 (in thousands):

	2025	Rate	2024	Rate
Fed tax benefits at statutory rates	$(129)	21.0%	$(1,709)	21.0%
Equity compensation	90	(14.7)%	736	(9.1)%
Return to provision adjustments	—	—%	(13,165)	161.8%
Rate difference	—	—%	7,383	(90.7)%
Change in valuation allowance	39	(6.3)%	6,755	(83.0)%
Total tax benefit	$—	—%	$—	—%

On July 4, 2025, One Big Beautiful Bill Act (“OBBB”) was signed into law in the United States. OBBB includes significant changes to U.S. federal tax law, such as an elective deduction for domestic research and experimental expenditures, and changes to interest expense deductibility. OBBB did not have a material impact on the Company’s current year effective tax rate.

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

Components of the Company’s deferred tax assets are as follows at December 31 (in thousands):

	2025	2024
Capitalized R&D expenses	$7,909	$12,249
Others	1,128	2,228
Net operating losses	273,884	268,405
Total deferred tax assets	282,921	282,882
Valuation allowance	(282,921)	(282,882)
Total deferred tax assets, net of valuation allowance	$—	$—

The Company’s valuation allowance roll-forward is as follows at December 31 (in thousands):

	2025	2024
Valuation allowance, beginning of year	$(282,882)	$(276,128)
Income tax benefit:
Increase in valuation allowance	(39)	(6,754)
Valuation allowance, end of year	$(282,921)	$(282,882)

At December 31, 2025 and 2024, respectively, the Company had $1.1 billion of federal net operating losses that carry forward indefinitely. State and local net operating losses totaled $843.4 million for both 2025 and 2024. The state and local net operating losses carry forwards are related to various jurisdictions and provide for both indefinite carryforward periods and others with carryforwards that expire between tax years 2026 through 2043. No federal, state or local income taxes were paid during 2025 or 2024.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Notes to Consolidated Financial Statements

Upon emergence from bankruptcy, the Company recorded $60.7 million in restricted cash as required by the Plan of Reorganization for bankruptcy and administrative claim settlements and pre-emergence bankruptcy professional fees. Post emergence the Company settled claims and pre-emergence bankruptcy professional fees totaling $55.6 million, resulting in a restricted short-term investments balance of $5.1 million as of December 31, 2025. In accordance with Plan, the Claims Ombudsman had until the end of the GUC Reserve Adjustment Period (as defined in the Plan) to request an increase in the reserve, if he believed the existing reserve would be insufficient to fund all allowed and disputed unsecured claims. The Claims Ombudsman made no such request, and the GUC Reserve Adjustment Period concluded in September 2024.

Concurrently, the Company recorded a liability totaling $29.9 million upon emergence from bankruptcy within liabilities subject to compromise, which was reflective of the expected allowed claims amounts in accordance with ASC 852-10. After emerging from bankruptcy, the Company settled liabilities subject to compromise since emergence from bankruptcy in the amount totaling $24.9 million, resulting in a liabilities subject to compromise balance of $5.0 million as of December 31, 2025. This balance reflects both undisputed and partially disputed amounts the Company may owe.

The Company’s liabilities for legal proceedings and potential related obligations may include amounts for the securities litigation, government claims and indemnification obligations described in more detail below or other claims that may be asserted against the Company and may or may not be offset by insurance. Changes in the Company’s operations in connection with the Chapter 11 Cases reduced the Company’s need to maintain insurance coverage at previous levels or to carry certain insurance policies. The amount accrued as of December 31, 2025 was estimated based on available information and legal advice, the potential resolution of these matters in light of historical negotiations with the parties, and the potential impact of the outcome of one or more claims on related matters, but does not take into account the impact of the applicable provisions of the Bankruptcy Code, the terms of the Plan, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

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

Nu Ride Inc.
f/k/a Lordstown Motors Corp.

Notes to Consolidated Financial Statements

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Under the Investment Agreement, Foxconn made additional equity investments in the Company, whereby it became a related party under the Company’s Related Party Transaction Policy as a 5% or more beneficial owner of the Company’s Class A common stock. For the years ended December 31, 2025 and 2024, the Company made no payments, and had no amounts payable, to Foxconn.

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

Pursuant to the Amended Engagement Agreement, M3 Partners’ fees are calculated on an hourly basis. The Company incurred approximately $0.9 million in fees payable to M3 Partners under the Engagement Agreement and Amended Engagement Agreement for the year ended December 31, 2025, which is included in selling, general, and administrative expenses within the consolidated statements of operations and comprehensive loss. The Company incurred approximately $1.5 million in fees payable to M3 Partners under the Engagement Agreement for the year ended December 31, 2024, which is included in selling, general, and administrative expenses within the consolidated statements of operations and comprehensive loss.

NOTE 10 - LOAN RECEIVABLE

On December 30, 2025, the Company entered into a Funding Agreement and Secured Promissory Note with FPI, pursuant to which the Company loaned FPI $2.215 million to finance the acquisition by FPI of certain billboard leasehold assets, including structures and permits, in Florida (the “FPI Loan”). The FPI Loan is secured by a first priority lien on substantially all the assets of FPI, as well as a pledge of all equity interests in FPI held by its owner, and bears interest at 15% per annum, payable monthly in cash, with payment in full of principal and accrued interest on December 30, 2028. The loan agreement contains representations and warranties, covenants, events of default and conditions customary for loans of this type. Additionally, the Company received ownership of 40% of the equity interests in FPI, subject to reduction to 30% if the FPI Loan is repaid in full on or prior to the second anniversary of closing, and 20% if the FPI Loan is repaid in full on or prior to the first anniversary of closing.

Management determined that its ownership percentage in FPI does not provide it a controlling financial interest under the voting interest model nor the power to direct the most significant activities and economies given its lack of board representation. Thus, the Company was not required to consolidate FPI at December 31, 2025. The Company applied the equity method accounting under ASC 323 given its non-controlling interest in FPI but concluded that the equity-method investment is de minimis.

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and has determined that no material subsequent events exist other than the following:

On January 23, 2026, the Company entered into a Loan and Security Agreement with Foxpoint Florida II, LLC (“FPII”) and certain other lenders party thereto, pursuant to which the Company loaned FPII $5.5 million (out of aggregate loan proceeds of $7.5 million) to finance the acquisition by FPII of certain billboard leasehold assets, including structures and permits, in Florida (the “FPII Loan”). The FPII Loan is secured by a first priority lien on substantially all the assets of FPII, as well as a pledge of all equity interests in FPII held by its owner, and bears interest at 15% per annum, payable monthly in cash, with payment in full of principal and accrued interest on January 23, 2029. The loan agreement contains representations and warranties, covenants, events of default and conditions customary for loans of this type. Additionally, the Company received equity interests in FPII representing approximately 29.3% of the aggregate equity interests (out of aggregate equity interests issued to the lenders representing 40%), subject to reduction to an aggregate of 30% if the FPII Loan is repaid in full on or prior to the second anniversary of closing (January 23, 2028), and 20% if the FPII Loan is repaid in full on or prior to the first anniversary of closing (January 23, 2027).

On February 13, 2026, the Company entered into a Funding Agreement and Secured Promissory Note with each of Foxpoint Florida III, LLC and 4445 W. Vine, LLC ((“FPIII” and “4445WV”, respectively), and collectively with FPI and FPII, “Foxpoint Florida”), pursuant to which the Company loaned FPIII $615,000 and 4445WV $485,000 to finance the acquisition by FPIII of certain billboard leasehold assets in Florida and the acquisition by 4445WV of an easement to such assets (together, the “FPIII Loans”). The FPIII Loans are secured by substantially the same type of collateral and have substantially the same terms as the FPII Loan described above.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs and the nature of operating activities. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who also serves as our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Under the supervision of the CEO and Board of Directors, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring organizations of the Treadway Commission in 2013. Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

The information required by this item is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements of the Company and subsidiaries are included in Item 8 of this Report:

Balance Sheets as of December 31, 2025 and 2024

Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024

Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024

Statements of Cash Flows for the years ended December 31, 2025 and 2024

Notes to Financial Statements

(2) Financial Statements Schedule. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV above.

(3) Exhibits.

Exhibit Index

Exhibit No.	Description
2.1	Third Modified First Amended Joint Chapter 11 Plan of Lordstown Motors Corp. and Its Affiliated Debtors (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2024)
2.2+	Asset Purchase Agreement, dated September 29, 2023, among Lordstown Motors Corp., Lordstown EV Corporation, Lordstown EV Sales LLC, LAS Capital LLC and Stephen S. Burns (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2023)
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.2*	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation
3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.4	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)
4.1	Description of Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025)
10.1#	Employment Agreement, dated as of September 26, 2025, by and between Nu Ride Inc. and Alexander Matina (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2025)
10.2#	Nu Ride Inc. Amended and Restated 2020 Equity Incentive Plan as amended (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2025)

10.3#	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024)
10.4	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024)
10.5	Amended and Restated Engagement Letter, dated as of September 26, 2025, by and between Nu Ride Inc. and M3 Partners LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2025)
10.6	Asset Purchase Agreement, dated November 10, 2021, between Lordstown Motors Corp. and Foxconn (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2021)
10.7	Manufacturing Supply Agreement, dated May 11, 2022, between Lordstown EV Corporation and Foxconn EV System LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022)
10.8	Investment Agreement, dated November 7, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
10.9	Registration Rights Agreement, dated November 22, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)
10.10	Settlement Agreement, dated August 14, 2023, among Lordstown Motors Corp., Lordstown EV Corporation, Lordstown EV Sales LLC and Karma Automotive LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023)
10.11*	Loan and Security Agreement, dated as of January 23, 2026, by and among Foxpoint Florida II, LLC, as borrower, the persons from time to time party thereto, as lenders, and Nu Ride Inc., as collateral agent.
19.1	Nu Ride Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025).
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Lordstown Motors Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024)
99.1	Order (I) Confirming Third Modified First Amended Joint Chapter 11 Plan of Lordstown Motors Corp. and Its Affiliated Debtors and (II) Granting Related Relief (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU RIDE INC.

Date: March 26, 2026		/s/ Alexander Matina
	Name:	Alexander Matina
	Title:	Chief Executive Officer, President, Secretary, and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Alexander Matina, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments and supplements thereto and all other instruments necessary or desirable in connection therewith, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact and agents, or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ Alexander Matina	Chief Executive Officer, President, Secretary and Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	,	March 26, 2026
Alexander Matina

/s/ Andrew L. Sole	Chairman		March 26, 2026
Andrew L. Sole

/s/ Michael J. Wartell	Director		March 26, 2026
Michael J. Wartell

/s/ Neil Weiner	Director		March 26, 2026
Neil Weiner

/s/ Alexandre Zyngier	Director		March 26, 2026
Alexandre Zyngier

