Form 10-K/A
period 2025-12-31
NU RIDE INC.
filed 2026-04-29
CIK 1759546

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

EXPLANATORY NOTE

Nu Ride, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the Securities Exchange Commission (the “SEC”) on March 26, 2026 (the “Original Form 10-K”), to provide the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on the General Instructions to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC no later than 120 days after the end of the fiscal year.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are being filed and furnished, respectively, as exhibits to this Amendment No. 1 under Item 15 of Part IV. Because this Amendment No. 1 does not contain or amend any financial statements or disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certification have been omitted. As a result, Item 15 of Part IV has been amended to reflect the filing and furnishing of these new certifications.

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

Set forth below is certain information with respect to our current directors as of April 15, 2026.

Name	Age	Length of Service as Director	Position with the Company
Andrew L. Sole	61	Since March 2024	Chairman of the Board, Class III Director and Member of the Audit Committee
Alexander C. Matina	49	Since March 2024	Chief Executive Officer, President, Treasurer and Secretary and Class III Director
Michael J. Wartell	57	Since March 2024	Class II Director, Chairman of the Corporate Governance and Nominating Committee and Member of the Audit Committee and Compensation Committee
Neil Weiner	65	Since March 2024	Class I Director, Chairman of the Audit Committee and Member of the Compensation Committee and Corporate Governance and Nominating Committee
Alexandre Zyngier	56	Since March 2024	Class II Director, Chairman of the Compensation Committee and Member of the Audit Committee and Corporate Governance and Nominating Committee

Andrew L. Sole is the Co-founder and Managing Member of Esopus Creek Advisors, the General Partner to the Esopus Creek Value Series Fund LP (“Esopus”). Esopus, launched in August 2005, is based in East Hampton, N.Y. and is a concentrated long-term value investment fund focusing on investments in small and mid-capitalization public securities, both non-distressed and distressed public companies. Mr. Sole has over 30 years of investment experience, including investments in Chapter 11 corporate reorganizations. Mr. Sole has served as a fiduciary on both official creditor and official equity holder committees in numerous bankruptcy cases over the last 18 years. Prior to Esopus, Mr. Sole was a managing partner of Esopus Creek Partners and Esopus Creek Capital, the predecessor firms to Esopus, from January 2002 until August 2005. Both firms focused on long-term investments in public securities. Mr. Sole holds a Bachelor of Science in Mathematics from Union College and a J.D (cum laude and a Member of the Order of the Coif) from the Benjamin N. Cardozo School of Law of Yeshiva University, and is a licensed attorney in New York. We believe that Mr. Sole’s investment management and advisory knowledge and experience qualify him to serve on the Board.

Alexander C. Matina has served as the Chief Executive Officer of the Company since September 2025. Mr. Matina is currently the Managing Member of LANECR Consulting LLC. From 2007 through 2023, Mr. Matina served in various leadership roles, including as Portfolio Manager, at MFP Investors LLC, which invested across both public and private markets. He has served on the board of directors of Trinity Place Holdings Inc., a publicly traded company, since 2013, Range Capital Acquisition Corp, a special purpose acquisition company, since 2024 and Range Capital Acquisition II, a special purpose acquisition company, since 2025, and S&W Seed Company, a publicly traded agricultural company from 2015-2025. He is also a director of SIXGEN, a privately held cyber-security company, and Standard Nuclear, a privately held nuclear fuel business. Mr. Matina previously served as a director of Crowheart Energy LLC, a private energy company, Madava Financial, a private energy-focused finance company, as well as other public and private boards. Mr. Matina received a Bachelor of Science in finance and accounting from Fordham University (summa cum laude) and an MBA from Columbia Business School. We believe that Mr. Matina’s strong investment management and finance background, including experience with private equity as well as his experience with other public companies, qualify him to serve on the Board.

Michael J. Wartell has been the president of Bluerose Associates, LLC since October 2023, a consulting firm providing strategic, governance, and investment advisory services. He serves and has served on a number of public and private company boards and special committees across sectors including healthcare, technology, financial services, and industrials, including Grupo Aeromexico, S.A.B. de C.V. since January 2026, which is a publicly traded holding company with subsidiaries engaged in commercial aviation in Mexico. Previously, he co-founded and served as Co-Chief Investment Officer of Venor Capital Management LP from 2005 through 2023, an alternative investment firm managing institutional capital across hedge fund and private credit strategies. Earlier in his career, Mr. Wartell held senior investment roles, previous to Venor, at Deutsche Bank and Merrill Lynch. He earned a Bachelor of Science in Economics (cum laude) with concentrations in Finance and Accounting from the Wharton School at the University of Pennsylvania and holds the Chartered Financial Analyst (CFA) designation. We believe that Mr. Wartell’s 35 years of experience leading investments across credit, special situations, and event-driven strategies brings deep expertise in strategic decision-making, risk governance, and stakeholder alignment across multiple industries, qualify him to serve on the Board.

Neil Weiner currently manages a private family partnership, Foxhill Family Partnership, LP, which was established in 2021. Prior to this, Mr. Weiner founded Foxhill Capital Partners, LLC in 2006 as the investment manager of the Foxhill Opportunity Fund, L.P., a private fund focused on distressed and special situation investments where he served as the Chief Investment Officer. He previously was a partner at the distressed firm Triage Capital Management. Additionally, he served on the board of directors of Cambium Learning Group, a private education technology company, from 2010 to 2013 and was chairman of the audit committee. Mr. Weiner holds a Bachelor of Arts from the University of Pennsylvania and an MBA from The Wharton School at the University of Pennsylvania. Through his substantial investment and fund management experience, Mr. Weiner has acquired extensive knowledge of, and experience in, the areas of finance, investing and capital markets, and such prior experiences also demonstrate his leadership capability and business acumen, which we believe qualifies him to serve on the Board.

Alexandre Zyngier has served as the Managing Director and Founder of Batuta Capital Advisors LLC, a private investment and advisory firm, since 2013. He also serves on the board of directors of Beyond Meat, a leading plant-based meat company since October 2025, Urgently Inc., a software enabled roadside assistance company since January 2025, Unifin Financiera SAB de CV, a Mexican finance company since August 2024, COFINA Puerto Rico, the taxing authority of Puerto Rico, since February 2019, Atari SA, a public video game company, since August 2014 and certain other private entities. Mr. Zyngier previously served on the board of directors of Slam Corp, a public special purpose acquisition company, from February 2023 until March 2026, LazyDays Holdings Inc. from July 2025 until December 2025, Appvion Holding Corp, a private paper and packaging company, from February 2019 to December 2021, GT Advanced Technologies Inc., a private advanced materials company, from March 2016 to November 2021, Torchlight Energy Resources Inc., a public exploration and production company, from June 2016 to June 2021, Eileen Fisher Inc., a private retail company, from November 2020 to May 2021, and certain other public and private companies. Mr. Zyngier earned his MBA in Accounting and Finance from the University of Chicago. We believe Mr. Zyngier’s qualifications to serve on our Board include his years of investment management and advisory experiences with various companies.

Director Terms of Office

As required by the Company’s Third Amended and Restated Certificate of Incorporation, the Board has been divided into three classes, designated Class I, Class II and Class III. The term of the Class I director (Mr. Weiner) will expire at the 2028 Annual Meeting; the term of the Class II directors will expire at the 2026 Annual Meeting (Messrs. Zyngier and Wartell), and the term of the Class III directors (Messrs. Sole and Matina) will expire at the annual meeting of the stockholders of the Company to be held in 2027, or, in each case, on the earlier of such person’s death, resignation or removal.

Information Regarding Executive Officers

Effective September 26, 2025, Alexander Matina was appointed as the Company’s Chief Executive Officer, President, Treasurer and Secretary. Set forth below is certain information with respect to Mr. Matina as of April 15, 2026. For information concerning the business experience of Mr. Matina, see “Information Regarding Directors” above.

Name	Age	Position
Alexander C. Matina	49	Chief Executive Officer, President, Treasurer, and Secretary; Class III Director

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than 10% of any registered class of our equity securities (each such person a “reporting person”) to file with the SEC initial reports of ownership and reports of changes in such ownership. Based solely on a review of the forms and amendments thereto filed electronically by any reporting person with the SEC during or with respect to 2025 and written representations from any such reporting person that no Form 5 is required, we believe that all reports applicable to such reporting persons were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

Corporate Governance

Process and Considerations for Nominating Board Candidates

The Board’s objective is that its membership be composed of a diverse group of experienced and dedicated individuals. The Corporate Governance and Nominating Committee is responsible for identifying, evaluating, recruiting, and recommending qualified candidates to the Board for nomination or election and for filling vacancies occurring between annual meetings of stockholders. Candidates for membership on the Board will be reviewed in the context of the existing membership of the Board, the operating requirements of the Company, and the long-term interests of stockholders. A director’s qualifications in light of these criteria are considered at least each time such director is renominated for Board membership. The Corporate Governance and Nominating Committee may apply several criteria in selecting nominees. At a minimum, the Corporate Governance and Nominating Committee considers:

●	Personal qualities and characteristics, accomplishments and reputation in the business community;

●	Current knowledge and contacts in the communities in which the Company does business and in the Company’s industry or other industries relevant to the Company’s business;

●	Ability and willingness to commit adequate time to Board and committee matters;

●	The fit of the individual’s skills and personality with those of other directors and potential directors in building a Board that is effective, collegial and responsive to the needs of the Company; and

●	Diversity of viewpoints, background, experience and other demographics.

In evaluating and identifying candidates, the Corporate Governance and Nominating Committee has the authority to retain and terminate any third-party search firm that is used to identify director candidates and has the authority to approve the fees and retention terms of any search firm. With regard to any candidates who are properly recommended by stockholders (as described in more detail below) or by other sources, the Corporate Governance and Nominating Committee reviews the qualifications of any such candidate. After completing its review and evaluation of director candidates, the Corporate Governance and Nominating Committee recommends the director nominees that it has determined to be qualified to the full Board.

Stockholders desiring to suggest a candidate for consideration by the Nominating and Corporate Governance Committee must do so in accordance with our Bylaws and the securities laws, and should send a letter to the attention of the Secretary of the Company, at our principal executive offices, 1700 Broadway, 19th Floor, New York, New York 10019, Attention: Secretary, and include the information required by our Bylaws.

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

Item 11. Executive Compensation

The following provides information regarding the compensation arrangements for our (i) Chief Executive Officer, President, Treasurer, and Secretary and (ii) former Chief Executive Officer, President, and Treasurer, who were our only named executive officer in 2025 (our “named executive officers” or “NEOs”).

For 2025, our NEOs were:

Name	Position
Alexander C. Matina	Chief Executive Officer, President, Treasurer, and Secretary; Class III Director
William Gallagher	Former Chief Executive Officer, President, Secretary, and Treasurer

Summary Compensation Table

The following table presents information concerning the total compensation of our NEOs for all services rendered in all capacities to us for the year ended December 31, 2025.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	All Other Compen- sation		Total
Alexander C. Matina Chief Executive Officer, President, Treasurer, and Secretary	2025	$109,514	-	-	-	-	$117,667	(2)	$227,181
William Gallagher	2025	-	-	-	-	-	$261,096	(3)	$261,096
Former Chief Executive Officer, President, Secretary, and Treasurer	2024	-	-	-	-	-	$564,167	(4)	$564,167

(1)	Effective September 26, 2025, Alexander Matina was appointed as the Company’s Chief Executive Officer, President, Treasurer, and Secretary.

(2)	On February 2, 2025, Mr. Matina was granted an award of 67,786 restricted stock units as part of his annual non-employee director compensation. In 2025, Mr. Matina also received an aggregate of $105,000 in cash for his service as a non-employee director prior to his appointment as Chief Executive Officer. As part of his employment agreement, Mr. Matina also received a health benefits stipend of $4,000 a month, totaling $12,667 in 2025.

(3)	Represents the amount billed by M3 Advisory Partners, LP (“M3 Partners”) to the Company for Mr. Gallagher’s services in 2025.

(4)	Represents the amount billed by M3 Partners to the Company for Mr. Gallagher’s services in 2024 and included $100,111 for Mr. Gallagher’s services during the bankruptcy in accordance with the terms of M3 Partners’ engagement by the Equity Committee. See “Engagement Agreements with M3 Partners – Arrangement with William Gallagher” below for more information

Narrative Disclosure to Summary Compensation Table

The following discussion provides additional information regarding the compensation arrangements of our named executive officers for 2025.

Employment Agreement with Chief Executive Officer – Alexander C. Matina

Effective September 26, 2025, the Board appointed Alexander C. Matina as Chief Executive Officer, President, Treasurer, and Secretary of the Company. Mr. Matina continues to serve on the Board following his appointment and will also serve as the “principal financial officer” of the Company for Securities Exchange Commission purposes. Pursuant to the employment agreement entered into between the Company and Mr. Matina effective September 26, 2025, Mr. Matina will receive (i) an annual base salary of $415,000, (ii) an annual grant of RSUs with a fair market value of $50,000 so long as he remains Chief Executive Officer, (iii) an annual grant of RSUs with a fair market value of $100,000, for so long as he remains a member of the Board, and (iv) reimbursement for outside healthcare costs in the amount of $4,000 per month. Mr. Matina is also eligible to receive an annual bonus in the sole discretion of the Board. Mr. Matina will not receive any compensation in connection with his service as a member of the Board in excess of the compensation provided herein.

Engagement Agreement with M3 Partners – Arrangement with William Gallagher

During the bankruptcy, the Equity Committee engaged M3 Partners to provide certain services, including consulting and advisory services provided by William Gallagher. Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of the M3 Engagement Letter, effective as of March 15, 2024. Under the terms of the M3 Engagement Letter, the Company agreed to retain M3 to provide Mr. Gallagher to serve as Chief Executive Officer, President, Treasurer, and Secretary of the Company, a role he served in until he was succeeded by Alexander Matina effective September 26, 2025. Mr. Gallagher has been, and will remain, employed by M3 Partners and provides his services pursuant to the M3 Engagement Letter.

Under the M3 Engagement Letter, M3 Partners is entitled to non-refundable professional fees based on the actual hours incurred by M3 personnel on matters pertinent to the engagement. Such fees are based upon the hourly rates as set forth in the M3 Engagement Letter, depending on the title of the applicable M3 Partners personnel. Under the terms of the M3 Engagement Letter, the hourly rate attributable to Mr. Gallagher as a Managing Director of M3 Partners was $1,075-$1,205 per hour. For 2024, the hourly rate attributable to Mr. Gallagher was $1,205 per hour. M3 Partners furnishes the Company with monthly invoices in respect of unbilled service fees accrued, and the Company is required to pay such amounts within five days after the date of service of the relevant invoice.

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

In connection with the appointment of Alexander Matina, the Company entered into an amended and restated engagement letter (the “Amended M3 Engagement Letter”) with M3 Partners to reflect that William Gallagher would no longer be serving in the role of Chief Executive Officer of the Company. The Amended M3 Engagement Letter provides that M3 Partners will continue to provide support to the Company (including, without limitation, a litigation trustee) in evaluating and managing its operations, assets and liabilities, and such other services as M3 Partners and the Company otherwise agree in writing.

See Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Party Transactions below for more information.

Outstanding Equity Awards at 2025 Year End

The following tables set forth certain information relating to outstanding equity awards for each named executive officer outstanding as of December 31, 2025:

Named Executive Officer	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(1)
Alexander C. Matina	89,761	(2)	$130,153

William Gallagher	-		-

(1)	Calculated based on $1.45 per share, which was the closing market price per share of the Class A common stock as reported on the OTC Pink on December 31, 2025.

(2)	Includes 21,975 and 67,786 shares underlying RSU grants dated as of May 13, 2024 and January 2, 2025, respectively. The vesting dates of the outstanding RSU awards granted to Mr. Matina are as follows, subject to the terms of the applicable RSU Agreement: 4,395 shares on each of January 31, 2026, April 30, 2026, July 30, 2026, October 30, 2026 and January 30, 2027 pursuant to the RSU grant dated as of May 13, 2024, and 33,893 shares on each of January 2, 2026 and 2027, respectively, pursuant to the RSU grant dated as of January 2, 2025.

Director Compensation

Non-Employee Director Compensation Arrangements

On December 4, 2024, upon the recommendation of the Compensation Committee and Lyons, Benenson & Company Inc. (“LB&Co”), the compensation consultant engaged by the Compensation Committee, the Board adopted the following updated director compensation program (which was made effective retroactive to the date Board service began on March 14, 2024):

●	Cash: $140,000 per year, payable $35,000 quarterly in advance ($210,000 for Chairman, payable $52,500 quarterly in advance)

●	Equity: Annual RSU grant with a fair market value of $100,000 ($150,000 for Chairman), vesting in equal tranches on the first two anniversaries of the grant date, subject to acceleration in connection with a change in control. The grant date is the first trading day in January of each year.

Directors may elect to defer receipt of shares upon the earliest to occur of (i) five years from the grant date, (ii) a change in control or (iii) a separation of service. A director’s affirmative irrevocable election must be made in the calendar year prior to the grant.

The following table provides information concerning the compensation paid by us to each of our non-employee directors who served during the year ended December 31, 2025. Compensation that Mr. Matina received for his service as a director in 2025 prior to his appointment as Chief Executive Officer has been reported in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total
Andrew Sole	$210,000	$174,082	-	-	$384,082
Michael Wartell	$140,000	$84,055	-	-	$224,055
Neil Weiner	$140,000	$84,055	-	-	$224,055
Alexandre Zyngier	$140,000	$84,055	-	-	$224,055

(1)	Calculated in accordance with FASB ASC Topic 718. For 2025, the Chairman received an RSU grant with a fair market value of $174,082, comprised of (i) $24,082 for the retroactive equity fees owed for 2024 and (ii) $150,000 for 2025. For 2025, the other directors received an RSU grant with a fair market value of $84,055, with the remaining portion of the May 2024 RSU grant to the other directors equal to $15,945 credited against the equity fees owed under the updated director compensation program for 2025. As of December 31, 2025, each non-employee director held the following unvested RSUs: Mr. Sole: 162,364; and Messrs. Wartell, Weiner and Zyngier: 89,761.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known by us regarding the beneficial ownership of our Class A common stock, par value $0.0001 per share (the “Class A common stock”) and our Series A Convertible Preferred Stock, $0.0001 par value (the “Preferred Stock”) as of April 15, 2026, by:

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

The beneficial ownership percentages set forth in the table below are based on 16,096,296 shares of Class A common stock issued and outstanding as of April 16, 2026. As previously indicated, all shares of Class A common stock are presented after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective as of 12:01 a.m. Eastern Time on May 24, 2023.

Unless otherwise noted, the address for each beneficial owner listed below is 1700 Broadway, 19th Floor, New York, NY 10019.

	Shares of Class A Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent of Class
Current Directors and Named Executive Officers
Alexander Matina(1)	73,455	*
Andrew Sole(2)	872,757	5.4%
Michael Wartell(1)	180,003	*
Neil Weiner(1)(3)	730,168	4.5%
Alexandre Zyngier(1)(4)	355,511	2.2%
William Gallagher	-	-
All Current Directors and Executive Officers, as a group (5 individuals)(5)	2,211,894	13.4%
Five Percent Holders	-	-
Hon Hai Precision Industry Co., Ltd.(6)	2,696,796	15.5%

*Represents beneficial ownership of less than 1%.

(1)	Includes 39,562 and 33,893 shares of Class A common stock underlying RSUs that vest within 60 days. The settlement of these RSUs will be within ten (10) days following the earliest to occur of the following events: (a) the fifth (5th) anniversary of the grant dates (which were May 13, 2024 and January 2, 2025, respectively), (b) a “change in control event” with respect to the Company, as determined in accordance with Treas. Reg. 1.409A-3(i)(5), applying the default provisions or (c) the director’s “separation from service” from the Company, as determined under Section 409A of the Internal Revenue Code.

(2)	Includes 39,562 and 70,195 shares of Class A common stock underlying RSUs that vest within 60 days. The settlement of these RSUs will be within ten (10) days following the earliest to occur of the following events: (a) the fifth (5th) anniversary of the grant dates (which were May 13, 2024 and January 2, 2025, respectively), (b) a “change in control event” with respect to the Company, as determined in accordance with Treas. Reg. 1.409A-3(i)(5), applying the default provisions or (c) the director’s “separation from service” from the Company, as determined under Section 409A of the Internal Revenue Code. Also includes 763,000 shares of Class A common stock owned by Esopus Creek Value Series Fund LP – Series A, and of which Esopus Creek Advisors LLC is the general partner. Mr. Sole is the sole managing member and principal of Esopus Creek Advisors LLC. Mr. Sole disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(3)	Includes 656,713 shares of Class A common stock owned by Foxhill Family Partnership, LP. Mr. Weiner is the president of the general partner of Foxhill Family Partnership, LP and, by virtue of such position, has voting and dispositive power over the securities held by it. Mr. Weiner disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(4)	Includes 282,056 shares of Class A common stock owned by HZ Investments LLC. Mr. Zyngier is the managing member of HZ Investments LLC and, by virtue of such position, has voting and dispositive power over the securities held by it. Mr. Zyngier disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(5)	Includes 197,810 and 205,767 shares of Class A common stock underlying RSUs that vest within 60 days. The settlement of these RSUs will be within ten (10) days following the earliest to occur of the following events: (a) the fifth (5th) anniversary of the grant dates (which were May 13, 2024 and January 2, 2025, respectively), (b) a “change in control event” with respect to the Company, as determined in accordance with Treas. Reg. 1.409A-3(i)(5), applying the default provisions or (c) the director’s “separation from service” from the Company, as determined under Section 409A of the Internal Revenue Code.

(6)	Information is based on the Schedule 13D/A filed with the SEC on May 3, 2023 (after giving effect to the 1:15 reverse stock split of the outstanding Class A common stock, which became effective on May 24, 2023) and includes: (i) 861,151 shares of Class A common stock held by Foxconn Ventures Pte. Ltd. (“Foxconn Ventures”) and (ii) 483,210 shares of Class A common stock held by Foxconn (Far East) Limited (“Foxconn Far East”). The amount shown in the table also includes 1,352,435 shares of Class A common stock that would be issuable upon conversion of the 300,000 shares of Preferred Stock held by Foxconn Ventures (including accrued and unpaid dividends) if such shares were converted (and such dividends were paid in kind) as of April 15, 2026. The number of shares of Class A common stock into which the Preferred Stock is convertible at the time of such conversion is subject to the Ownership Limitation (as defined in the Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock). Foxconn Far East owns 54.5% of the outstanding equity interests of Foxconn Ventures and controls its board of directors. Each of Foxconn Far East, Foxconn EV Technology, Inc. (“Foxconn EV”), Foxteq Holdings Inc. (“Foxteq Holdings”), Foxteq Integration Inc. (“Foxteq Integration”) and PCE Paragon Solutions Kft. (“PCE”) is a wholly owned subsidiary of Hon Hai Precision Industry Co., Ltd. (“Hon Hai”). In this capacity, Hon Hai exercises shared voting and investment power over the shares held directly or indirectly by Foxconn Ventures, Foxconn Far East, Foxteq Holdings, Foxteq Integration, PCE and Foxconn EV. The principal address of Hon Hai is No. 66, Zhongshan Road, Tucheng Industrial Zone, Tucheng District, New Taipei City, 23680, Taiwan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025, regarding the Company’s equity compensation plan. The only plan pursuant to which the Company may currently make additional equity grants is the 2020 Equity Incentive Plan, as amended (the “Equity Incentive Plan”).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,086,801	-	1,325,253
Equity compensation plans not approved by stockholders	-	-	775,110	(1)
Total	1,086,801	-	2,100,363	(2)

(1)	In accordance with the Plan, on March 14, 2024, the Board approved, adopted and ratified an amendment to the Equity Incentive Plan, as amended, to increase the number of shares of Class A common stock reserved for issuance thereunder by 775,110 shares from an aggregate of 2,224,890 shares to an aggregate of 3,000,000 shares (inclusive of the 358,224 shares underlying awards that were initially granted under the Lordstown Motors Corp.’s 2019 Equity Incentive Plan and converted into awards under the Equity Plan upon the closing of the Company’s business combination with Lordstown Motors Corp.).

(2)	On December 11, 2025, the Company’s stockholders approved an amendment to the Equity Incentive Plan to increase the number of shares of Class A common stock reserved for awards under such plan by 1,000,000 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Foxconn Transactions

In the years prior to the Company’s filing for bankruptcy protection, the Company entered into a series of transactions with affiliates of Foxconn, beginning with the Agreement in Principle that was announced on September 30, 2021, pursuant to which the Company entered into definitive agreements to sell our manufacturing facility in Lordstown, Ohio under an asset purchase agreement (the “Foxconn APA”) and outsource manufacturing of the Endurance to Foxconn under a contract manufacturing agreement (the “CMA”). On November 7, 2022, the Company entered into an investment agreement with Foxconn under which Foxconn agreed to make additional equity investments in the Company (the “Investment Agreement”). The Investment Agreement superseded and replaced an earlier joint venture agreement. The Foxconn APA, the CMA and the Investment Agreement together are herein referred to as the “Foxconn Transactions.” Foxconn’s beneficial ownership of Class A common stock exceeded 5% as of November 2022 causing Foxconn to become a related party. See Part I – Item 1 – Business – Foxconn Transactions and Note 8 – Commitments and Contingencies of the Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the terms and status of the Foxconn Transactions. For the year ended December 31, 2025, the Company made no payments, and had no amounts payable, to Foxconn.

Engagement Letter to M3 Partners

William Gallagher, who served as the Company’s Chief Executive Officer from the Effective Date until September 26, 2025, is a principal of M3 Partners. M3 Partners served as the Equity Committee’s financial consultant during the bankruptcy proceedings. Upon emergence from bankruptcy, the Company engaged M3 Partners to provide executive management and support services pursuant to the terms of the Engagement Agreement. While serving as the Company’s Chief Executive Officer, Mr. Gallagher remained employed by M3 Partners and provided his services pursuant to the Engagement Agreement. In connection with the appointment of Alexander Matina as the Company’s Chief Executive Officer on September 26, 2025, the Company entered into the Amended Engagement Agreement with M3 Partners to reflect that William Gallagher would no longer be serving in the role of Chief Executive Officer of the Company. The Amended M3 Engagement Letter provides that M3 Partners will continue to provide support to the Company, including a litigation trustee, in evaluating and managing its operations, assets and liabilities, and such other services as M3 Partners and the Company otherwise agree in writing.

Pursuant to the Amended Engagement Agreement, M3 Partners’ fees are calculated on an hourly basis. The Company incurred approximately $0.9 million in fees payable to M3 Partners under the Engagement Agreement and Amended Engagement Agreement for the year ended December 31, 2025.

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

Item 14. Principal Accountant’s Fees and Services

Principal Accounting Fees and Services

Effective April 17, 2024, the Audit Committee approved the appointment of BDO USA, P.C. (“BDO”) as the Company’s new independent registered public accounting firm for the year ended December 31, 2024. The following table presents the fees for professional services rendered by BDO for the audit of our annual financial statements for the years ended December 31, 2025 and December 31, 2024, and the fees billed for other services rendered by BDO during that period.

Fee Category	2025	2024
Audit Fees	$200,000	$200,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$200,000	$200,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. No financial statement or supplemental data are filed with this Amendment No.1. See the Index to Financial Statements of the Original Form 10-K.

(2)	Financial Statements Schedule. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto.

(3)	Exhibits.

Exhibit Index

Exhibit No.	Description
2.1	Third Modified First Amended Joint Chapter 11 Plan of Lordstown Motors Corp. and Its Affiliated Debtors (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2024)
2.2+	Asset Purchase Agreement, dated September 29, 2023, among Lordstown Motors Corp., Lordstown EV Corporation, Lordstown EV Sales LLC, LAS Capital LLC and Stephen S. Burns (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2023)
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026).
3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.4	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)
4.1	Description of Class A Common Stock (incorporated by reference to Exhibit 4.01 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025)
10.1#	Employment Agreement, dated as of September 26, 2025, by and between Nu Ride Inc. and Alexander Matina (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2025)
10.2#	Nu Ride Inc. Amended and Restated 2020 Equity Incentive Plan as amended (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2025)
10.3#	Form of Restricted Stock Award Agreement for Directors (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024)
10.4	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024)
10.5	Amended and Restated Engagement Letter, dated as of September 26, 2025, by and between Nu Ride Inc. and M3 Partners LP. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2025)
10.6	Asset Purchase Agreement, dated November 10, 2021, between Lordstown Motors Corp. and Foxconn (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2021)
10.7	Manufacturing Supply Agreement, dated May 11, 2022, between Lordstown EV Corporation and Foxconn EV System LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2022)
10.8	Investment Agreement, dated November 7, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
10.9	Registration Rights Agreement, dated November 22, 2022, between Lordstown Motors Corp. and Foxconn Ventures Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)
10.10	Settlement Agreement, dated August 14, 2023, among Lordstown Motors Corp., Lordstown EV Corporation, Lordstown EV Sales LLC and Karma Automotive LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2023)

10.11	Loan and Security Agreement, dated as of January 23, 2026, by and among Foxpoint Florida II, LLC, as borrower, the persons from time-to-time party thereto, as lenders, and Nu Ride Inc., as collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026).
19.1	Nu Ride Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025).
24.1	Power of Attorney (included on signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Lordstown Motors Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024)
99.1	Order (I) Confirming Third Modified First Amended Joint Chapter 11 Plan of Lordstown Motors Corp. and Its Affiliated Debtors and (II) Granting Related Relief (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU RIDE INC.

Date: April 29, 2026	By:	/s/ Alexander C. Matina
	Name:	Alexander C. Matina
	Title:	Chief Executive Officer, President, Treasurer, and Secretary

- 15 -