Form 10-Q
period 2026-03-31
NU RIDE INC.
filed 2026-05-15
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 15, 2026, there were 16,096,296 shares of the registrant’s Class A common stock were outstanding.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are based upon assumptions and are not guarantees of future performance. Actual results may differ materially from those contained in forward-looking statements due to various factors, including, but not limited to: limited management, labor, and financial resources; our reliance upon third parties for key aspects of our business; our ability to maintain adequate internal controls; our ability to maintain a market in our securities; our ability to continue as a going concern; and our ability obtain financing, if and when needed, on terms that are acceptable, as well as those risks and factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Balance Sheets

(in thousands except for per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$25,124	$34,439
Short-term investments	7,263	4,722
Short-term investments, restricted	2,638	5,100
Prepaid insurance	226	317
Other current assets	166	176
Total current assets	$35,417	$44,754
Loans receivable	8,815	2,215
Total assets	$44,232	$46,969

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$87	$464
Accrued legal and professional fees	376	401
Accrued expenses and other current liabilities	125	126
Total current liabilities	$588	$991
Liabilities subject to compromise	2,612	5,004
Total liabilities	$3,200	$5,995

Commitments and contingencies (Note 7)

Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	$39,146	$38,378
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized; 16,211,365 and 16,211,365 shares issued as of March 31, 2026 and December 31, 2025, respectively, 16,096,296 and 16,096,296 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	$24	$24
Additional paid in capital	1,181,432	1,182,014
Accumulated other comprehensive loss	(428)	(408)
Accumulated deficit	(1,179,142)	(1,179,034)
Total stockholders’ equity	$1,886	$2,596
Total liabilities, mezzanine equity and stockholders’ equity	$44,232	$46,969

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands except for per share data)

(Unaudited)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Operating expense (income):
Selling, general and administrative expenses	$1,501	$1,938
Legal settlement and litigation benefit, net	(779)	(172)
Total operating expense, net	$722	$1,766

Loss from operations	$(722)	$(1,766)

Other (expense) income:
Other expense, net	(19)	(31)
Realized gain on debt securities available for sale	—	229
Investment and interest income	633	357
Loss before income taxes	$(108)	$(1,211)
Income tax expense (benefit)	—	—
Net loss	(108)	(1,211)
Less accrued preferred stock dividend	768	709
Net loss attributable to common shareholders	$(876)	$(1,920)

Other comprehensive loss:
Unrealized loss on debt securities available for sale	(20)	(74)

Total comprehensive loss	$(896)	$(1,994)

Net loss per share attributable to common shareholders
Basic and diluted	$(0.05)	$(0.12)
Weighted-average number of common shares outstanding
Basic and diluted	16,096	16,096

See Notes to Condensed Consolidated Financial Statements

5

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net loss	$(108)	$(1,211)
Other comprehensive loss:
Unrealized loss on debt securities available for sale	(20)	(74)
Total comprehensive loss	$(128)	$(1,285)

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Three months ended March 31, 2026
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	300	$38,378	16,096	$24	$1,182,014	$(1,179,034)	$(408)	$2,596
Stock-based compensation	—	—	—	—	186	—	—	186
Accrual of Series A Convertible Preferred Stock dividends	—	768	—	—	(768)	—	—	(768)
Unrealized loss on debt securities available for sale	—	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	—	(108)	—	(108)
Balance at March 31, 2026	300	$39,146	16,096	$24	$1,181,432	$(1,179,142)	$(428)	$1,886

	Three months ended March 31, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2025	300	$35,455	16,096	$24	$1,184,505	$(1,178,415)	$666	$6,780
Stock-based compensation	—	—	—	—	108	—	—	108
Accrual of Series A Convertible Preferred Stock dividends	—	709	—	—	(709)	—	—	(709)
Unrealized loss on debt securities available for sale	—	—	—	—	—	—	(74)	(74)
Net loss	—	—	—	—	—	(1,211)	—	(1,211)
Balance at March 31, 2025	300	$36,164	16,096	$24	$1,183,904	$(1,179,626)	$592	$4,894

See Notes to Condensed Consolidated Financial Statements

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108)	$(1,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	186	108
Realized gain on debt securities available for sale	—	(229)
Accretion of investment income	20	—
Change in operating assets and liabilities:
Prepaid insurance and other assets	101	2
Accounts payable	(377)	17
Accrued legal and professional fees	(25)	(209)
Accrued expenses and other current liabilities and liabilities subject to compromise	(2,393)	(318)
Net cash used in operating activities	$(2,596)	$(1,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(1,634)	—
Maturities of short-term investments	1,515	10,000
Issuance of loans receivable	(6,600)	—
Net cash (used in) provided by investing activities	$(6,719)	$10,000

Cash and cash equivalents, and restricted cash:
Net (decrease) increase during the period	$(9,315)	$8,160
Balance, beginning of period	34,439	23,095
Balance, end of period	$25,124	$31,255

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

Liquidity

The Company had cash and cash equivalents of approximately $25.1 million, short-term investments of $7.3 million, and restricted short-term investments of approximately $2.6 million, an accumulated deficit of $1.2 billion at March 31, 2026, and a net loss of $0.1 million for the three months ended March 31, 2026.

The Company’s liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims and liabilities and (ii) the outcome of the Company’s efforts to realize value, if any, from its retained causes of action, including the Foxconn Litigation, and other remaining assets. The Company is exploring potential business opportunities, including strategic alternatives or business combinations, including those that would preserve the value of the Company’s NOLs.

Based on the foregoing, management believes that the Company will have sufficient working capital to meet its needs through the date one year from this filing. Over this time period, the Company will be using its restricted short-term investments to pay for settled claims and its cash and cash equivalents, unrestricted short-term investments and interest received from our short-term investments and our loans receivable for paying existing accrued expenses and legal and consulting fees expected to be incurred.

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

Fresh Start Accounting

Upon emergence from bankruptcy, the Company assessed the requirements of fresh start accounting as required in Accounting Standards Codification 852: Reorganizations (“ASC 852”). Based on the Company’s assessment, management concluded that the Company did not qualify for fresh start accounting under ASC 852 upon emergence from bankruptcy. Management’s conclusion was based on the fact that the total of all post-petition liabilities and reserve for allowed claims did not exceed the reorganization value, and the holders of existing voting shares immediately prior to confirmation did not lose control of the entity, as defined as receiving less than 50% of the emerging entity’s voting shares. Accordingly, the Company continued to apply GAAP in the ongoing preparation of its financial statements post emergence.

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

Restricted short-term investments balances represent the cash reserves as required by the Plan that have been invested in short-term available for sale securities, which consist primarily of U.S. treasury notes and bills and U.S. government and prime asset money market funds. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”). The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. Therefore, the actual obligations may be more or less than the amount escrowed. To the extent the Professional Fee Escrow is insufficient, the Company will be required to use its available unrestricted cash to settle its obligations. In the event the Professional Fee Escrow exceeds the Company’s obligations, funds will be returned to the Company and become unrestricted. The obligations were fully paid in August 2024 and the remainder of the Professional Fee Escrow was released from restriction. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of March 31, 2026, $2.6 million was included in restricted short-term investments, which represents the initial Claims Reserve of $45 million, less $42.4 million which was released from the Claims Reserve related to the claims reconciliation process.

Loans Receivable

On December 30, 2025, the Company entered into a Funding Agreement and Secured Promissory Note with Foxpoint Florida LLC (“FPI”), pursuant to which the Company loaned FPI $2.2 million to finance the acquisition by FPI of certain billboard leasehold assets, including structures and permits, in Florida (the “FPI Loan”). The FPI Loan is secured by a first priority lien on substantially all the assets of FPI, as well as a pledge of all equity interests in FPI held by its owner, and bears interest at 15% per annum, payable monthly in cash, with payment in full of principal and accrued interest on December 30, 2028. Additionally, the Company received equity interests in FPI representing approximately 40% of the aggregate equity interests, subject to reduction to an aggregate of 30% if the FPI Loan is repaid in full on or prior to the second anniversary of closing (December 30, 2027), and 20% if the FPI Loan is repaid in full on or prior to the first anniversary of closing (December 30, 2026).

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

Notes to Condensed Consolidated Financial Statements

On February 13, 2026, the Company entered into a Funding Agreement and Secured Promissory Note with each of Foxpoint Florida III, LLC and 4445 W. Vine, LLC (“FPIII” and “4445WV”, respectively, and collectively with FPI and FPII, “Foxpoint Florida”), pursuant to which the Company loaned FPIII $615,000 and 4445WV $485,000 to finance the acquisition by FPIII of certain billboard leasehold assets in Florida and the acquisition by 4445WV of an easement to such assets (together, the “FPIII Loans”). The FPIII Loans are secured by substantially the same type of collateral and have substantially the same terms as the FPI Loan described above.

Management determined that its ownership percentages in FPI, FPII, FPIII and 4445WV does not provide it controlling financial interests under the voting interest model nor the power to direct the most significant activities and economies given its lack of board representation. Thus, the Company was not required to consolidate FPI, FPII, FPIII and 4445WV at March 31, 2026 and December 31, 2025. The Company applied the equity method accounting under ASC 323 given its non-controlling interests in FPI, FPII, FPIII and 4445WV but concluded that all of the equity-method investments are de minimis.

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

Allowance for Credit Losses

The Allowance for Credit Losses (“ACL”), which consist of the allowance for loan losses represents management’s estimate of current expected credit losses over the contractual term of the loans as of the balance sheet date. Loans are charged against the ACL and recognized in the condensed consolidated statements of operations when management believes the recorded loan balance is confirmed as uncollectible.

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

Variable Interest Entities

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of March 31, 2026, we concluded that our loans receivable with FPI, FPII, FPIII and 4445WV continues to be VIEs.  Due to our lack of control and immaterial equity at risk, we determined that we are not the primary beneficiary and we accounted for this investment under the equity method. Our maximum exposure to risk of loss includes the amount that was invested in the VIE’s, a total of $8.8 million recorded in loans receivable on the Company’s condensed consolidated balance sheet at March 31, 2026.

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

Notes to Condensed Consolidated Financial Statement

As of March 31, 2026 and December 31, 2025, the Company held short-term investments which were U.S. treasury bills and notes that are classified as Level I. The valuation inputs for the short-term investments are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

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

The following tables summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
March 31, 2026
Cash, cash equivalents and restricted cash	$25,124	$25,124	$—	$—
United States government treasury bills	9,901	9,901	—	—

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2025
Cash and cash equivalents	$34,439	$34,439	$—	$—
United States government treasury bills	9,822	9,822	—	—

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the amortized cost and fair value of available-for-sale securities (in thousands):

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains	Maturity Date Range
March 31, 2026
United States government treasury bills	$9,718	$9,901	$—	$183	July 9, 2026

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains	Maturity Date Range
December 31, 2025
United States government treasury bills	$9,720	$9,822	$—	$102	July 9, 2026

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

The completion of the subsequent Preferred Stock funding would have provided critical liquidity for the Company’s operations. Since April 21, 2023, Foxconn has disputed its obligations under the Investment Agreement to consummate the second closing of Class A common stock (the “Subsequent Common Closing”) and to use necessary efforts to agree upon the EV Program budget and EV Program milestones to facilitate the subsequent Preferred Stock funding. Foxconn initially asserted that the Company was in breach of the Investment Agreement due to the Company’s previously disclosed receipt of the Nasdaq Notice regarding the Bid Price Requirement. As previously disclosed, Foxconn purported to terminate the Investment Agreement if that purported breach was not cured within 30 days.

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

The Preferred Stock issued by the Company accrues dividends at the rate of 8% per annum whether or not declared and/or paid by the Company (cumulative dividends). In addition, the dividends will compound on a quarterly basis (upon each Preferred Dividend Payment Date (as defined in the Certificate of Designations)) to the extent they are not paid by the Company. The Company records the dividends (effective PIK dividends) as they are earned, based on the fair value of the Preferred Stock at the date they are earned. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock. The Company accrued $0.8 and $0.7 million in dividends for the three months ended March 31, 2026 and 2025, respectively, and had accrued $9.2 and $8.4 million in aggregate dividends as of March 31, 2026 and December 31, 2025, respectively, which represented the estimated fair value to Preferred Stock with a corresponding adjustment to additional-paid-in-capital common stock in the absence of retained earnings.

Upon emergence from bankruptcy, and as of the date of this report, the Preferred Stock remains outstanding and unimpaired. Upon a change of control, Foxconn can cause the Company to purchase any or all of its Preferred Stock at a purchase price equal to the greater of its $30.0 million liquidation preference, plus any unpaid accrued dividends, and the amount of cash and other property that it would have received had it converted its Preferred Stock prior to the change of control transaction (the “Change of Control Put”). The liquidation preference, plus accrued dividends is presented as Mezzanine Equity within the Company’s Condensed Consolidated Balance Sheet. As of March 31, 2026 and December 31, 2025, the Company did not consider a change of control to be probable, however there is significant uncertainty regarding the outcome of the Foxconn Litigation which may impact the foregoing, and the Company can provide no assurance regarding such determination.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

NOTE 5 - CAPITAL STOCK AND LOSS PER SHARE

The Company has authorized shares of capital stock totalling 462 million shares, consisting of (i) 450 million shares of Class A common stock and (ii) 12 million shares of preferred stock, each with a par value of $0.0001.

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents.

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common shareholders for the three months ended March 31, 2026 and 2025, respectively, due to their anti-dilutive effect (in thousands):

	Three months ended March 31, 2026	Three months ended March 31, 2025
Foxconn Preferred Stock	1,347	1,245
Foxconn Warrants[1]	—	113
Private Placement Warrants[2]	—	154
Total	1,347	1,512

1)	Foxconn Warrants expired on May 11, 2025.

2)	Private Placement Warrants expired on October 23, 2025.

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

Prior to emergence, the Company and each of its then named executive officers (“NEOs) were parties to employment agreements that provided for certain payments, including the accelerated vesting of equity awards, to the NEO upon the NEO’s termination of employment by the Company without “Cause” or by the NEO’s choice with “Good Reason”. Accordingly, upon emergence, the Company issued 101,947 shares of Class A common stock to satisfy equity awards that vested during the pendency of the Chapter 11 Cases, and 102,889 shares of Class A common stock related to the accelerated vesting of the NEO awards. The accelerated vesting of the NEO awards resulted in the recognition of $2.6 million of stock compensation expense during the first quarter of 2024. The remaining $0.8 million of stock compensation expense during the first quarter of 2024 related to non-accelerated stock-based compensation for other employees prior to emergence.

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

The settlement of shares in respect to vested RSUs will occur as such shares vest, unless a director makes an irrevocable election to defer settlement (i.e., on the earliest of (x) five years after the grant date, (y) a change in control event, or (z) separation from service). Such election must be made in the calendar year prior to RSUs being granted. All Company directors elected this deferral in December 2024 and December 2025 related to RSUs granted to Board of Directors for 2025 and 2026 service.

In January 2026, the Company granted a total of 444,413 RSUs to its directors and its CEO for a fair value of $0.6 million. During the three months ended March 31, 2026, the Company recognized $0.2 million of stock-based compensation expense, of which $0.1 million related to the 2026 grants and $0.1 million related to 2025 and prior grants, and during the three months ended March 31, 2025, the Company recognized $0.1 million of stock-based compensation expense. The RSU expense is included in selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2026, there was $0.9 million of unrecognized stock-based compensation related to non-vested awards that is expected to be recognized over a weighted average period of 1.16 years.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Voluntary Chapter 11 Proceedings, Liabilities Subject to Compromise and Other Potential Claims

On June 27, 2023, the Company and its subsidiaries commenced the Chapter 11 Cases in the Bankruptcy Court. See Note 1 - Description of Business for additional information.

Until our emergence from bankruptcy on March 14, 2024, the Company operated as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

The Company has been subject to extensive pending and threatened legal proceedings arising in the ordinary course of business and has already incurred, and expects to continue to incur, significant legal expenses in defending against these claims. The Company sought and achieved resolution of many of these matters as part of the Chapter 11 Cases and has and may in the future enter into further discussions regarding settlement of these matters and may enter into settlement agreements if it believes it is in the best interest of the Company’s stakeholders. The Company records a liability for loss contingencies in the condensed consolidated financial statements when a loss is known or considered probable and the amount can be reasonably estimated. Legal fees and costs of litigation, settlement by the Company or adverse decisions with respect to the matters disclosed may result in a liability that is not insured or that is in excess of insurance coverage and could significantly exceed our current accrual and ability to pay and be, individually or in the aggregate, material to the Company’s condensed consolidated results of operations, financial condition or cash flows, and diminish or eliminate any assets available for any distribution to creditors and Interest holders.

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

Upon emergence from bankruptcy, the Company recorded $60.7 million in restricted cash as required by the Plan of Reorganization for bankruptcy and administrative claim settlements and pre-emergence bankruptcy professional fees. Post emergence the Company settled claims and pre-emergence bankruptcy professional fees totalling $57.2 million, resulting in a restricted short-term investments balance of $2.6 million as of March 31, 2026. In accordance with Plan, the Claims Ombudsman had until the end of the GUC Reserve Adjustment Period (as defined in the Plan) to request an increase in the reserve, if he believed the existing reserve would be insufficient to fund all allowed and disputed unsecured claims. The Claims Ombudsman made no such request, and the GUC Reserve Adjustment Period concluded in September 2024.

Concurrently, the Company recorded a liability totalling $29.9 million upon emergence from bankruptcy within liabilities subject to compromise, which was reflective of the expected allowed claims amounts in accordance with ASC 852-10. After emerging from bankruptcy, the Company settled liabilities subject to compromise since emergence from bankruptcy in the amount totalling $27.3 million, resulting in a liabilities subject to compromise balance of $2.6 million as of March 31, 2026. This balance reflects both undisputed and partially disputed amounts the Company may owe.

The Company’s liabilities for legal proceedings and potential related obligations may include amounts for the securities litigation, government claims and indemnification obligations described in more detail below or other claims that may be asserted against the Company and may or may not be offset by insurance. Changes in the Company’s operations in connection with the Chapter 11 Cases reduced the Company’s need to maintain insurance coverage at previous levels or to carry certain insurance policies. The amount accrued as of March 31, 2026 was estimated based on available information and legal advice, the potential resolution of these matters in light of historical negotiations with the parties, and the potential impact of the outcome of one or more claims on related matters, but does not take into account the impact of the applicable provisions of the Bankruptcy Code, the terms of the Plan, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

Insurance Matters

The Company was notified by its primary insurer under its post-merger directors and officers insurance policy that the insurer is taking the position that no coverage is available for the Ohio Securities Class Action, various shareholder derivative actions, the consolidated stockholder class action, various demands for inspection of books and records, the SEC investigation, and the investigation by the United States Attorney’s Office for the Southern District of New York described below, and certain indemnification obligations, under an exclusion to the policy called the “retroactive date exclusion.” The insurer has identified other potential coverage issues as well. Excess coverage typically follows the terms of the underlying insurance and pays covered loss that reaches the excess attachment point. As a result of the denial of coverage, no or limited insurance may be available to us to reimburse our expenses or cover any potential losses for these matters, which could be significant. The insurers in our Side A directors and officers (“D&O”) insurance program, providing coverage for individual directors and officers in derivative actions and certain other situations, have issued a reservation of rights letter which, while not denying coverage, has cast doubt on the availability of coverage for at least some individuals and/or claims. The Company continues to analyze the insurer’s position and intends to pursue any available coverage under this policy and other insurance.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Under the Investment Agreement, Foxconn made additional equity investments in the Company, whereby it became a related party under the Company’s Related Party Transaction Policy as a 5% or more beneficial owner of the Company’s Class A common stock. For the three months ended March 31, 2026 and 2025, the Company made no payments, and had no amounts payable, to Foxconn.

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

Pursuant to the Amended Engagement Agreement, M3 Partners’ fees are calculated on an hourly basis. The Company incurred approximately $0.1 million in fees payable to M3 Partners under the Engagement Agreement and Amended Engagement Agreement for the three months ended March 31, 2026, which is included in selling, general, and administrative expenses within the condensed consolidated statements of operations and comprehensive loss. The Company incurred approximately $0.3 million in fees payable to M3 Partners under the Engagement Agreement for the three months ended March 31, 2025, which is included in selling, general, and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.

The Company has entered into loans with FPI, FPII, FPIII and 4445WV where it has more than a 20% equity interest in and believes these affiliates are considered related parties (see Note 2 – Summary of Significant Accounting Policies – Loans Receivable for further information).

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the following:

On April 1, 2026, the Company entered into a Loan and Security Agreement with Foxpoint Florida IV, LLC (“FPIV”) and certain other lenders party thereto, pursuant to which the Company loaned FPIV $1.95 million (out of aggregate loan proceeds of $2.35 million) to finance the acquisition by FPIV of certain billboard leasehold assets, including structures and permits, in Florida (the “FPIV Loan”). The FPIV Loan is secured by a first priority lien on substantially all the assets of FPIV, as well as a pledge of all equity interests in FPIV held by its owner, and bears interest at 15% per annum, payable monthly in cash, with payment in full of principal and accrued interest on March 27, 2029. The loan agreement contains representations and warranties, covenants, events of default and conditions customary for loans of this type. Additionally, the Company received equity interests in FPIV representing approximately 33.2% of the aggregate equity interests (out of aggregate equity interests issued to the lenders representing 40%), subject to reduction to an aggregate of 30% if the FPIV Loan is repaid in full on or prior to the second anniversary of closing (April 1, 2028), and 20% if the FPIV Loan is repaid in full on or prior to the first anniversary of closing (April 1, 2027).

On April 20, 2026, the Company entered into a Funding Agreement and Secured Promissory Note with Foxpoint Florida V, LLC (“FPV”) pursuant to which the Company loaned FPV $830,000.00 to finance the acquisition by FPV of certain billboard leasehold assets in Florida (the “FPV Loans”). The FPV Loans are secured by substantially the same type of collateral and have substantially the same terms as the FPIII Loan described above.

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying condensed consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Cautionary Note Regarding Forward-Looking Statements” and the “Risk Factors” section under Part 1 - Item 1A. in our Annual Report on Form 10-K for a discussion of these risks and uncertainties, including without limitation, with respect to the Chapter 11 Cases, our emergence from bankruptcy and our liquidity, capital resources and financial condition.

Our primary operations during the three months ended March 31, 2026 have consisted of actions and related expenditures associated with completing the Chapter 11 Cases and emerging from bankruptcy, resolving substantial litigation, claims reconciliation, financial reporting and regulatory compliance. Our assets consist of cash and cash equivalents, short-term investments, the Foxconn Litigation claims, claims the Company may have against other parties, and net operating loss carryforwards (“NOLs”). In addition, we have funded certain loans receivable as part of our ongoing post-emergence financial activities. Additional potential assets, such as the Foxconn Litigation claims, claims the Company may have against other parties, and NOLs, are not reflected in the financial statements.

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

In light of our emergence from bankruptcy on March 14, 2024, our results for the three months ended March 31, 2026 and 2025, reflect the accounting assumptions and treatment caused by the Chapter 11 Cases and the Plan and may not be representative of our operations and results going forward. See the risks and factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the risks associated with our emergence from bankruptcy, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations for the three months ended March 31, 2026 and 2025

	(in thousands) (Unaudited)
	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Operating expenses (income)
Selling, general and administrative expenses	$1,501	$1,938
Legal settlement and litigation benefit, net	(779)	(172)
Total operating expense, net	$722	$1,766
Loss from operations	(722)	(1,766)
Other (expense) income:
Other expense, net	(19)	(31)
Realized gain on debt securities available for sale	—	229
Investment and interest income	633	357
Loss before income taxes	$(108)	$(1,211)
Income tax expense (benefit)	—	—
Net loss	(108)	(1,211)
Less accrued preferred stock dividend	768	709
Net loss attributable to common shareholders	$(876)	$(1,920)

Selling, General and Administrative Expense

Selling, general, and administrative expenses (“SG&A”) decreased by $0.4 million to $1.5 million for the three months ended March 31, 2026 compared to $1.9 million for the three months ended March 31, 2025.

SG&A for the three months ended March 31, 2026 and 2025 consisted of personnel and professional fees and was lower than last year mainly due to lower legal and professional fees as the claims payments are winding down.

Legal settlement and litigation benefit, net

Legal settlement and litigation benefit, net increased by $0.6 million to $0.8 million for the three months ended March 31, 2026 compared to $0.2 million for the three months ended March 31, 2025. This represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $25.1 million, short-term investments of $7.3 million and restricted short-term investments of approximately $2.6 million, an accumulated deficit of $1.2 billion at March 31, 2026, and a net loss of $0.1 million for the three months ended March 31, 2026.

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities (see Note 7 - Commitments and Contingencies) and (ii) the outcome of our efforts to realize value, if any, from the Company’s retained causes of action, including the Foxconn Litigation, and other remaining assets.

We have incurred significant professional fees and other costs in connection with the prosecution of the Chapter 11 Cases and expect to continue to incur significant professional fees and costs. In addition, we are subject to significant contingent unliquidated liabilities, the full scope of which is uncertain at this time (see Note 7 - Commitments and Contingencies). Furthermore, under the Plan, we are conducting a process to reconcile the claims asserted that has resulted in approximately $2.6 million of the Company’s short-term investments being restricted for settling outstanding claims against the Company, including litigation and indemnification claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”), which was fully paid out as of September 30, 2024. The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of March 31, 2026, $2.6 million was included in restricted short-term investments, which represents the initial Claims Reserve of $45 million, less $42.4 million which was released from the Claims Reserve related to the claims reconciliation process. Pursuant to the Plan (which includes certain exceptions), upon emergence (i) the Claims Ombudsman was appointed to oversee the administration of claims asserted against the Company by general unsecured creditors and (ii) a trustee was appointed to oversee the litigation claims held by the trust, which may be funded with certain retained causes of action of the Company, as determined by the Board of Directors. Holders of certain unsecured claims are expected to be entitled to receive post-petition interest on their claim amount as of the later of the date the claim was due to be paid, or the petition date. Therefore, if the claims resolution process takes longer than anticipated, the total liability to settle claims will increase to reflect the increased interest expense.

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

See “Risk Factors” under Part I - Item 1A in our Annual Report on Form 10-K for further discussion of the risks associated with our limited capital resources and loss exposures, among other risks.

Summary of Cash Flows

The following table provides a summary of the Company’s cash flow data for the period indicated:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Net cash used in operating activities	$(2,596)	$(1,840)
Net cash (used in) provided by investing activities	$(6,719)	$10,000
Net cash used in financing activities	$—	$—

Net Cash Used in Operating Activities

Net cash used in operating activities increased by $0.8 million to $2.6 million for the three months ended March 31, 2026 compared to $1.8 million for the three months ended March 31, 2025. The $2.6 million of cash used in operating activities for the three months ended March 31, 2026 was comprised of the $0.1 million net loss for the period, as adjusted to reconcile cash used by operating activities for the three months ended March 31, 2026 which included $2.7 million of changes in operating assets and liabilities, partially offset by $0.2 million of stock-based compensations. The $1.8 million of cash used in operating activities for the three months ended March 31, 2025 was comprised of the $1.2 million net loss for the period, as adjusted to reconcile cash used by operating activities for the three months ended March 31, 2025 which included $0.2 million of realized gain on debt securities available for sale, $0.5 million of changes in operating assets and liabilities, partially offset by $0.1 million of stock-based compensation.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities was $6.7 million for the three months ended March 31, 2026, which was due to our issuance of loans receivable of $6.6 million as well the purchase of $2.5 million of short-term investments, partially offset by $2.4 million related to maturities of short-term investments.

Net cash provided by investing activities was $10.0 million for the three months ended March 31, 2025, which was entirely related to maturities of short-term investments.

Net Cash Used in Financing Activities

For the three months ended March 31, 2026 and 2025, the Company had no financing activities.

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs and the nature of operating activities. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who also serves as our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 7 - Commitments and Contingencies of the notes to the condensed consolidated financial statements.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captured “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, before making an investment decision. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors previously discussed in the Company’s SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2026, (i) Andrew Sole was granted 108,696 restricted stock units and each of the Company’s other directors was granted 72,464 restricted stock units, in each case, that vest in two equal annual installments beginning on January 2, 2027 and ii) Alexander Matina was granted 118,325 restricted stock units that vest in two equal annual installments beginning on January 2, 2027, per the terms of his employment agreement (collectively, the “RSU Awards”). Each restricted stock unit represents a contingent right to receive one share of the Company’s Class A common stock. The issuance of the RSU Awards was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a) Change in Shell Company Status. In connection with the filing of this Quarterly Report on Form 10-Q, the Company has determined that it is no longer a shell company as that term is defined in Rule 12b-2 of the Exchange Act as it now has more than nominal operations and assets, including among others the loans receivable originated by the Company to date, the litigation and claims the Company is pursuing, and the resolution of outstanding claims from the bankruptcy proceedings.

(b) None.

(c) During the quarter ended March 31, 2026, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as each term is defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026).
3.3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.4	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)
10.1	Loan and Security Agreement, dated as of January 23, 2026, by and among Foxpoint Florida II, LLC, as borrower, the persons from time to time party thereto, as lenders, and Nu Ride Inc., as collateral agent (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) /15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU RIDE INC.

Date: May 15, 2026		/s/ Alexander C. Matina
	Name:	Alexander C. Matina
	Title:	Chief Executive Officer, President, Treasurer, and Secretary

