Form 10-Q
period 2026-06-30
Stark Novus Financial Inc.
filed 2026-08-14
CIK 1759546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38821

STARK NOVUS FINANCIAL INC.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 14, 2026, there were 16,289,293 shares of the registrant’s Class A common stock were outstanding.

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

Unless the context indicates otherwise, references in this report to the “Company,” “Nu Ride,” “Lordstown,” “Debtors,” “we,” “us,” “our” and similar terms refer to Stark Novus Financial Inc. (f/k/a Nu Ride Inc.; f/k/a Lordstown Motors Corp.; f/k/a DiamondPeak Holdings Corp.) and its consolidated subsidiaries.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Balance Sheets

(in thousands except for per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$21,525	$34,439
Short-term investments	7,373	4,722
Short-term investments, restricted	2,619	5,100
Prepaid insurance	252	317
Other current assets	390	176
Total current assets	$32,159	$44,754
Loans receivable	11,595	2,215
Total assets	$43,754	$46,969

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$47	$464
Accrued legal and professional fees	697	401
Accrued expenses and other current liabilities	55	126
Total current liabilities	$799	$991
Liabilities subject to compromise	2,603	5,004
Total liabilities	$3,402	$5,995

Commitments and contingencies (Note 7)

Mezzanine equity
Series A Convertible Preferred stock, $0.0001 par value, 12,000,000 shares authorized; 300,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	$39,928	$38,378
Stockholders’ equity
Class A common stock, $0.0001 par value, 450,000,000 shares authorized; 16,211,365 and 16,211,365 shares issued as of June 30, 2026 and December 31, 2025, respectively, 16,096,296 and 16,096,296 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	$24	$24
Additional paid in capital	1,180,833	1,182,014
Accumulated other comprehensive loss	(231)	(408)
Accumulated deficit	(1,180,202)	(1,179,034)
Total stockholders’ equity	$424	$2,596
Total liabilities, mezzanine equity and stockholders’ equity	$43,754	$46,969

See Notes to Condensed Consolidated Financial Statements

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Operations

(in thousands except for per share data)

(Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Operating expense (income):
Selling, general and administrative expenses	$1,550	$1,683	$3,051	$3,621
Legal settlement and litigation benefit, net	—	(1,326)	(779)	(1,498)
Total operating expense, net	1,550	357	2,272	2,123

Loss from operations	$(1,550)	$(357)	$(2,272)	$(2,123)

Other (expense) income:
Other expense, net	(49)	(37)	(68)	(68)
Realized gain on debt securities available for sale	—	696	—	925
Investment and interest income	539	440	1,172	797
(Loss) income before income taxes	$(1,060)	$742	$(1,168)	$(469)
Income tax expense (benefit)	—	—	—	—
Net (loss) income	$(1,060)	$742	$(1,168)	$(469)
Less accrued preferred stock dividend	782	723	1,550	1,432
Net (loss) income attributable to common shareholders	$(1,842)	$19	$(2,718)	$(1,901)
Net (loss) income per share attributable to common shareholders
Basic	$(0.11)	$0.00	$(0.17)	$(0.12)
Diluted	$(0.11)	$(0.00)	$(0.17)	$(0.12)
Weighted-average number of common shares outstanding
Basic	16,096	16,096	16,096	16,096
Diluted	16,096	17,528	16,096	16,096

See Notes to Condensed Consolidated Financial Statements

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Net (loss) income	$(1,060)	$742	$(1,168)	$(469)
Other comprehensive loss:
Unrealized gain (loss) on debt securities available for sale	197	(595)	177	(669)
Total comprehensive (loss) income	$(863)	$147	$(991)	$(1,138)

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

(Unaudited)

	Three months ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2026	300	$39,146	16,096	$24	$1,181,432	$(1,179,142)	$(428)	$1,886
Stock-based compensation	—	—	—	—	183	—	—	183
Accrual of Series A Convertible Preferred Stock dividends	—	782	—	—	(782)	—	—	(782)
Unrealized gain on debt securities available for sale	—	—	—	—	—	—	197	197
Net loss	—	—	—	—	—	(1,060)	—	(1,060)
Balance at June 30, 2026	300	$39,928	16,096	$24	$1,180,833	$(1,180,202)	$(231)	$424

	Three months ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2025	300	$36,164	16,096	$24	$1,183,904	$(1,179,626)	$592	$4,894
Stock-based compensation	—	—	—	—	108	—	—	108
Accrual of Series A Convertible Preferred Stock dividends	—	723	—	—	(723)	—	—	(723)
Unrealized loss on debt securities available for sale	—	—	—	—	—	—	(595)	(595)
Net income	—	—	—	—	—	742	—	742
Balance at June 30, 2025	300	$36,887	16,096	$24	$1,183,289	$(1,178,884)	$(3)	$4,426

See Notes to Condensed Consolidated Financial Statements

	Six months ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	300	$38,378	16,096	$24	$1,182,014	$(1,179,034)	$(408)	$2,596
Stock-based compensation	—	—	—	—	369	—	—	369
Accrual of Series A Convertible Preferred Stock dividends	—	1,550	—	—	(1,550)	—	—	(1,550)
Unrealized gain on available for sale debt securities	—	—	—	—	—	—	177	177
Net loss	—	—	—	—	—	(1,168)	—	(1,168)
Balance at June 30, 2026	300	$39,928	16,096	$24	$1,180,833	$(1,180,202)	$(231)	$424

	Six months ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2025	300	$35,455	16,096	$24	$1,184,505	$(1,178,415)	$666	$6,780
Stock-based compensation	—	—	—	—	216	—	—	216
Accrual of Series A Convertible Preferred Stock dividends	—	1,432	—	—	(1,432)	—	—	(1,432)
Unrealized loss on available for sale debt securities	—	—	—	—	—	—	(669)	(669)
Net loss	—	—	—	—	—	(469)	—	(469)
Balance at June 30, 2025	300	$36,887	16,096	$24	$1,183,289	$(1,178,884)	$(3)	$4,426

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30, 2026	Six months ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,168)	$(469)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	369	216
Realized gain on debt securities available for sale	—	(925)
Accretion of investment income	—	(104)
Change in operating assets and liabilities:
Prepaid insurance and other assets	(149)	(124)
Accounts payable	(417)	(25)
Accrued legal and professional fees	296	(167)
Accrued expenses and other current liabilities and liabilities subject to compromise	(2,465)	(2,382)
Net cash used in operating activities	$(3,534)	$(3,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	—	(19,589)
Maturities of short-term investments	—	30,000
Issuance of loans receivable	(9,380)	—
Net cash (used in) provided by investing activities	$(9,380)	$10,411

Cash and cash equivalents, and restricted cash:
Net (decrease) increase during the period	$(12,914)	$6,431
Balance, beginning of period	34,439	23,095
Balance, end of period	$21,525	$29,526

See Notes to Condensed Consolidated Financial Statements

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

On July 21, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation changing the Company’s name from “Nu Ride Inc.” to “Stark Novus Financial Inc.”

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

Affinity Acquisition

On July 15, 2026, Affinity Advisory Holdings Corp., a Delaware corporation (“AAH”) and a wholly-owned subsidiary of the Company, completed the acquisition of 100% of the voting equity interests of Affinity Advisory Network, LLC and AAN Wealth Advisors, LLC (together, “Affinity”), in order to acquire its integrated platform combining insurance distribution and registered investment advisory services. Affinity supports a nationwide network of agents and advisors serving clients across the United States. Affinity has developed proprietary advisor training systems, lead generation infrastructure and client relationship management tools designed to support scalable growth and recurring client engagement.

Membership Interest Purchase Agreement

The Membership Interest Purchase Agreement (the “Purchase Agreement”) for the transaction was originally signed on June 2, 2026. The aggregate consideration payable under the Purchase Agreement consisted of (a) a cash payment at closing of $6,720,000, subject to customary adjustments for working capital, cash, indebtedness, and transaction expenses; (b) 80,000 shares of Class A common stock of the Company (the “Class A Common Stock”); and (c) shares of AAH common stock equal to 15% of its issued and outstanding shares immediately following the closing. The Sellers are also eligible to receive a contingent earnout payment of up to $1,312,000 (plus accrued interest), payable in up to three annual installments of approximately $437,333 each following the closing, subject to meeting certain insurance-writing thresholds.

As of the date of these condensed consolidated financial statements were issued, the Company has not completed the initial accounting for the acquisition because the valuation analyses necessary to determine the fair values of the assets acquired, liabilities assumed, contingent consideration and identifiable intangible assets have not yet been completed. Because the acquisition occurred subsequent to June 30, 2026, no assets acquired or liabilities assumed have been reflected in the accompanying condensed consolidated balance sheet as of that date. The Company expects to complete the preliminary purchase price allocation during the measurement period prescribed by ASC 805. As of the filing date, management has not completed the valuation procedures necessary to determine the effects of the acquisition on the Company’s historical financial statements, and therefore such information has not been presented in these condensed consolidated financial statements.

Stockholders Agreement

In connection with the acquisition of Affinity, AAH, the Company and the seller of Affinity (the “Affinity Seller”) entered into a Stockholders Agreement (the “Stockholders Agreement”), governing the ongoing governance and ownership of AAH following the closing of the acquisition. Under the Stockholders Agreement, the AAH board of directors will initially be composed of four directors: three directors designated by the Company majority holders (one of which will initially include Alexander Matina) and one director designated by the Affinity Seller (initially Robert Hall, the founder and President of Affinity), for so long as the Affinity Seller collectively holds at least the number of shares held as of the date of the Stockholders Agreement. Certain specified actions, including transactions that disproportionately and materially adversely affect the Affinity Seller’s rights, non-arm’s-length transactions between AAH and the Company, and non pro rata Company share redemptions, require the affirmative vote of the Affinity Seller’s board nominee, subject to a notice-and-response mechanism. The Stockholders Agreement also provides for transfer restrictions on AAH shares customary for situations of this type, including board consent for transfers other than to family members, a right of first refusal in favor of the Company, customary tag-along rights in favor of the minority holders and drag-along rights in favor of the majority holders, subject to customary conditions in each case. The Stockholders Agreement also provides customary rights to the minority holders to put their shares to the Company in certain circumstances and customary rights of the majority holders to call the minority holder shares, in each case upon a repayment schedule.

Employment Agreement

In connection with the acquisition of Affinity, AAH also entered into an Employment Agreement (the “Employment Agreement”) with Robert Hall, pursuant to which Mr. Hall will serve as Chief Executive Officer of AAH, reporting to the board of directors of AAH, for an initial three-year term that automatically renews for successive one-year periods unless either party provides timely written notice of non-renewal. Under the Employment Agreement, Mr. Hall is entitled to an annual base salary of $125,000, an annual cash bonus targeted at 100% of base salary, an annual equity bonus equal to 0.5% of AAH’s equity (subject to an ownership cap mechanism that may result in cash or Company stock being issued in lieu of excess AAH equity), and an annual Company equity bonus of 10,000 shares of Class A common stock, in each case subject to the achievement of board-established performance goals. In the event Mr. Hall is terminated without cause or resigns for good reason, he is entitled to receive six months of continued base salary and a prorated equity bonus, conditioned upon his execution of a release of claims within the applicable timeframes. The Employment Agreement also includes customary restrictive covenants, including confidentiality obligations and non-competition and non-solicitation covenants that apply during the term of employment and for a period of twenty-four months following any termination of employment.

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

On August 1, 2024, the Bankruptcy Court entered an opinion and order partially denying and partially granting the Foxconn Adversary Motion to Dismiss, which was subsequently amended on October 1, 2024. Nine of the Company’s claims survived the motion to dismiss on the grounds that the Company pled viable claims against Foxconn and the claims were not subject to mandatory arbitration. The Court also dismissed two of the Company’s claims in favor of arbitration. The order is presently being appealed by Foxconn to the Third Circuit Court of Appeals. The Bankruptcy Court has stayed litigation of the claims that it ruled were not subject to arbitration pending that appeal. The Court also allowed that the two dismissed claims should proceed to arbitration. The Company is vigorously pursuing this litigation. Any net proceeds from the Foxconn Litigation may enhance the recoveries for holders of claims and equity interests of shareholders (“Interests”), as set forth in the Plan. However, no assurances can be provided as to the Company having sufficient resources to pursue the Foxconn Litigation, or the outcome or recoveries, if any.

See Note 7 - Commitments and Contingencies - Foxconn Litigation for additional information.

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

Liquidity

The Company had cash and cash equivalents of approximately $21.5 million, short-term investments of $7.4 million, and restricted short-term investments of approximately $2.6 million, an accumulated deficit of $1.2 billion at June 30, 2026, and a net loss of $1.2 million for the six months ended June 30, 2026.

The Company’s liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims and liabilities and (ii) the outcome of the Company’s efforts to realize value, if any, from its retained causes of action, including the Foxconn Litigation, and other remaining assets. The Company is continuing to explore potential business opportunities, including strategic alternatives or business combinations, including those that would preserve the value of the Company’s NOLs.

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

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

Restricted short-term investments balances represent the cash reserves as required by the Plan that have been invested in short-term available for sale securities, which consist primarily of U.S. treasury notes and bills and U.S. government and prime asset money market funds. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”). The Professional Fee Escrow was established based upon estimates and assumptions as of the date the Company emerged from bankruptcy. Therefore, the actual obligations may be more or less than the amount escrowed. To the extent the Professional Fee Escrow is insufficient, the Company will be required to use its available unrestricted cash to settle its obligations. In the event the Professional Fee Escrow exceeds the Company’s obligations, funds will be returned to the Company and become unrestricted. The obligations were fully paid in August 2024 and the remainder of the Professional Fee Escrow was released from restriction. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of June 30, 2026, $2.6 million was included in restricted short-term investments, which represents the initial Claims Reserve of $45 million, less $42.4 million which was released from the Claims Reserve related to the claims reconciliation process.

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

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

On April 20, 2026, the Company entered into a Funding Agreement and Secured Promissory Note with Foxpoint Florida V, LLC (“FPV”) pursuant to which the Company loaned FPV $830,000 to finance the acquisition by FPV of certain billboard leasehold assets in Florida (the “FPV Loans”). The FPV Loans are secured by substantially the same type of collateral and have substantially the same terms as the FPIII Loan described above.

The Company and the other lenders of the Foxpoint Florida loans are in the process of negotiating an omnibus amendment to the Foxpoint Florida loan documents with the Borrowers, the Guarantor and related parties, which contemplates among other things, the due date for payment of the monthly interest installments for June 1 through September 1, 2026 being deferred to the closing date of the sale of assets owned by the Borrowers (the “Orlando Sale”), a letter of intent with respect to the Orlando Sale being executed by an agreed-upon date, the net proceeds of the Orlando Sale being applied first to the payment in full of all amounts owing to the Company and the other lenders, and the granting of liens on certain additional assets as security for any shortfall in the repayment and/or if the Orlando Sale fails to close by an agreed upon date.  There are no assurances the amendment will be entered into on these terms or at all.

Management determined that its ownership percentages in FPI, FPII, FPIII, 4445WV, FPIV and FPV does not provide it controlling financial interests under the voting interest model nor the power to direct the most significant activities and economies given its lack of board representation. Thus, the Company was not required to consolidate FPI, FPII, FPIII, 4445WV, FPIV and FPV at June 30, 2026 and December 31, 2025. The Company applied the equity method accounting under ASC 323 given its non-controlling interests in FPI, FPII, FPIII, 4445WV, FPIV and FPV but concluded that all of the equity-method investments are de minimis.

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

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

Variable Interest Entities

We are required to consolidate a variable interest entity (the “VIE”) in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of June 30, 2026, we concluded that our loans receivable with FPI, FPII, FPIII, 4445WV, FPIV and FPV are VIEs. Due to our lack of control and immaterial equity at risk, we determined that we are not the primary beneficiary and we accounted for this investment under the equity method. Our maximum exposure to risk of loss includes the amount that was invested in the VIE’s, a total of $11.6 million recorded in loans receivable on the Company’s condensed consolidated balance sheet at June 30, 2026.

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

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2026 and December 31, 2025, the Company held short-term investments which were U.S. treasury bills and notes that are classified as Level I. The valuation inputs for the short-term investments are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

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

The following tables summarizes the valuation of our financial instruments (in thousands):

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
June 30, 2026
Cash, cash equivalents and restricted cash	$21,525	$21,525	$—	$—
United States government treasury bills	9,992	9,992	—	—

	Total	Quoted prices in active markets (Level 1)	Prices with observable inputs (Level 2)	Prices with unobservable inputs (Level 3)
December 31, 2025
Cash and cash equivalents	$34,439	$34,439	$—	$—
United States government treasury bills	9,822	9,822	—	—

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the amortized cost and fair value of available-for-sale securities (in thousands):

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains	Maturity Date Range
June 30, 2026
United States government treasury bills	$9,991	$9,992	$—	$1	July 9, 2026

	Amortized cost basis	Aggregate fair value	Allowance for credit losses	Unrealized Gains	Maturity Date Range
December 31, 2025
United States government treasury bills	$9,720	$9,822	$—	$102	July 9, 2026

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

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

The terms of the Company’s Preferred Stock do not specify an unconditional obligation of the Company to redeem the Preferred Stock on a specific or determinable date, or upon an event certain to occur. The Company notes the existence of the Change of Control Put. However, the ability to execute this put right is contingent on the occurrence of the change of control event, which is not a known or determinable event at time of issuance. Therefore, the Preferred Stock is not considered to be mandatorily redeemable. The conversion of the Preferred Stock is based on a fixed conversion price rather than a fixed conversion amount. The value of the Preferred Stock obligation would not vary based on something other than the fair value of the Company’s equity shares or change inversely in relation to the fair value of the Company’s equity shares. Based on these factors, Preferred Stock does not require classification as a liability in accordance with the provisions in ASC 480 “Distinguishing Liabilities from Equity”.

The Preferred Stock is not redeemable at a fixed or determinable date or at the option of the holder. However, the Preferred Stock does include the Change of Control Put, which could allow the holder to redeem the Preferred Stock upon the occurrence of an event. As the Company cannot assert control over every potential event which would qualify as a change of control, the event is not considered to be solely within the control of the issuer, and would require classification in temporary equity (as per ASC 480-10-S99-3A(4)). Accordingly, the Preferred Stock is classified as temporary equity and is separated from permanent equity on the Company’s Balance Sheet.

The Preferred Stock issued by the Company accrues dividends at the rate of 8% per annum whether or not declared and/or paid by the Company (cumulative dividends). In addition, the dividends will compound on a quarterly basis (upon each Preferred Dividend Payment Date (as defined in the Certificate of Designations)) to the extent they are not paid by the Company. The Company records the dividends (effective PIK dividends) as they are earned, based on the fair value of the Preferred Stock at the date they are earned. In addition, the holders of the Preferred Stock participate with any dividends payable in respect of any Junior Stock or Parity Stock. The Company accrued $1.6 and $1.4 million in dividends for the six months ended June 30, 2026 and 2025, respectively, and had accrued $9.9 and $8.4 million in aggregate dividends as of June 30, 2026 and December 31, 2025, respectively, which represented the estimated fair value to Preferred Stock with a corresponding adjustment to additional-paid-in-capital common stock in the absence of retained earnings.

Upon emergence from bankruptcy, and as of the date of this report, the Preferred Stock remains outstanding and unimpaired. The liquidation preference, plus accrued dividends is presented as Mezzanine Equity within the Company’s Condensed Consolidated Balance Sheet. As of June 30, 2026 and December 31, 2025, the Company did not consider a change of control to be probable, however there is significant uncertainty regarding the outcome of the Foxconn Litigation which may impact the foregoing, and the Company can provide no assurance regarding such determination.

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

NOTE 5 - CAPITAL STOCK AND LOSS PER SHARE

The Company has authorized shares of capital stock totaling 462,000,000 shares, consisting of (i) 450,000,000 shares of Class A common stock and (ii) 12,000,000 shares of preferred stock, each with a par value of $0.0001.

FASB ASC Topic 260, Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated based on the weighted average number of shares outstanding during the period. Dilutive EPS is calculated to include any dilutive effect of our share equivalents.

The following outstanding potentially dilutive common stock equivalents have been excluded from the computation of diluted net loss per share attributable to common shareholders for the six months ended June 30, 2026 and 2025, respectively, due to their anti-dilutive effect (in thousands):

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Foxconn Preferred Stock	1,375	1,270	1,375	1,270
Foxconn Warrants[1]	—	—	—	—
Private Placement Warrants[2]	—	154	—	154
Total	1,375	1,424	1,375	1,424

1)	Expired on May 11, 2025.

2)	Expired on October 23, 2025.

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

On May 13, 2024, the Compensation Committee of the Board of Directors adopted a modified director compensation plan for the five outside directors that constituted the Board of Directors. The director compensation plan included a three-year grant under the Company’s 2020 Equity Compensation Plan of restricted stock units (“RSUs”) with a fair market value of $8,000 per director per quarter ($96,000 per director in the aggregate), based on the closing price per share of the Company’s common stock on May 13, 2024. The RSUs granted cover service on the Board of Directors through the first quarter of 2027 and vest quarterly through January 30, 2027, subject to acceleration on the occurrence of certain events.

On November 26 and December 4, 2024, the Compensation Committee of the Board of Directors adopted the director compensation plan for 2025 which includes cash payments of $140,000 per year ($210,000 for the board of director chair (the “Chair)) and an annual RSU grant with a fair market value of $100,000 ($150,000 for Chair), vesting in substantially equal tranches on the first two anniversaries of the grant date. The grant date is the first trading day in January of each year. The fair value is determined based on the fair market value as of the grant date using the closing price on the grant date.

On September 26, 2025, the Company and its CEO, Alexander Matina, executed an employment agreement. The employment agreement provides for his cash compensation of $415,000 in addition to an annual RSU grant with a fair market value of $50,000, vesting in substantially equal tranches on the first two anniversaries of the grant date. The first RSU grant of 9,629 RSUs was issued with a grant date determined to be January 2, 2026. The fair value shall be determined based on the fair market value as of the grant date using the closing price on the grant date.

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

The settlement of shares in respect to vested RSUs will occur as such shares vest, unless a director makes an irrevocable election to defer settlement (i.e., until the earliest of (x) five years after the grant date, (y) a change in control event, or (z) separation from service). Such election must be made in the calendar year prior to RSUs being granted. All Company directors elected this deferral in December 2024 and all Company directors but one elected this deferral in December 2025 related to RSUs granted to Board of Directors for 2025 and 2026 service, respectively.

In January 2026, the Company granted a total of 444,413 RSUs to its directors and its CEO for a fair value of $0.6 million. During the three months ended June 30, 2026, the Company recognized $0.4 million of stock-based compensation expense, of which $0.2 million related to the 2026 grants and $0.2 million related to 2025 and prior grants, and during the three months ended June 30, 2025, the Company recognized $0.1 million of stock-based compensation expense. During the six months ended June 30, 2026, the Company recognized $0.2 million of stock-based compensation expense, of which $0.1 million related to the 2026 grants and $0.1 million related to 2025 and prior grants, and during the six months ended June 30, 2025, the Company recognized $0.2 million of stock-based compensation expense. The RSU expense is included in selling, general, and administrative expenses on the condensed consolidated statements of operations. As of June 30, 2026, there was $0.7 million of unrecognized stock-based compensation related to non-vested awards that is expected to be recognized over a weighted average period of 0.92 years.

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

The filing of the Chapter 11 Cases resulted in an initial automatic stay of legal proceedings against the Company, as further described below. On July 27, 2023, the Bankruptcy Court modified the automatic stay to allow the Karma Action (defined below) to proceed against the Company and that matter was settled, as further described below.

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

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

Upon emergence from bankruptcy, the Company recorded $60.7 million in restricted cash as required by the Plan for bankruptcy and administrative claim settlements and pre-emergence bankruptcy professional fees. Post emergence the Company settled claims and pre-emergence bankruptcy professional fees totaling $57.2 million, resulting in a restricted short-term investments balance of $2.6 million as of June 30, 2026. In accordance with the Plan, the Claims Ombudsman had until the end of the GUC Reserve Adjustment Period (as defined in the Plan) to request an increase in the reserve, if he believed the existing reserve would be insufficient to fund all allowed and disputed unsecured claims. The Claims Ombudsman made no such request, and the GUC Reserve Adjustment Period concluded in September 2024.

Concurrently, the Company recorded a liability totaling $29.9 million upon emergence from bankruptcy within liabilities subject to compromise, which was reflective of the expected allowed claims amounts in accordance with ASC 852-10. Since emerging from bankruptcy, the Company settled liabilities subject to compromise in the amount of $27.3 million, resulting in a liabilities subject to compromise balance of $2.6 million as of June 30, 2026. This balance reflects both undisputed and partially disputed amounts the Company may owe.

The Company’s liabilities for legal proceedings and potential related obligations may include amounts for the securities litigation, government claims and indemnification obligations described in more detail below or other claims that may be asserted against the Company and may or may not be offset by insurance. Changes in the Company’s operations in connection with the Chapter 11 Cases reduced the Company’s need to maintain insurance coverage at previous levels or to carry certain insurance policies. The amount accrued as of June 30, 2026 was estimated based on available information and legal advice, the potential resolution of these matters in light of historical negotiations with the parties, and the potential impact of the outcome of one or more claims on related matters, but does not take into account the impact of the applicable provisions of the Bankruptcy Code, the terms of the Plan, ongoing discussions with the parties thereto and other stakeholders or actual amounts that may be asserted in Claims submitted in the Chapter 11 Cases or for indemnification as these factors cannot yet be determined and are subject to substantial uncertainty. Accordingly, the accrued amount may be adjusted in the future based on new developments and it does not reflect a full range of possible outcomes for these proceedings, or the full amount of any damages alleged, which are significantly higher.

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

On October 25, 2024, the Company filed a complaint in the United States Bankruptcy Court for the District of Delaware seeking a declaration that the Company is entitled to coverage from the 2020-2021 and 2021-2022 primary layer D&O liability insurance company for costs to defend certain lawsuits and respond to certain SEC and DOJ investigations. The primary policy has face limits of $5 million. The Company filed a memorandum of law in support of its motion for summary judgment with the Court on November 4, 2024. In response, the primary layer insurer moved to dismiss and filed a competing lawsuit in New York State court seeking a declaration that there is no coverage for the same lawsuits and SEC and DOJ investigations. The Bankruptcy Court granted the motion to dismiss. On cross motions for summary judgment, the New York State court granted summary judgment in favor of the primary layer insurance company and denied the Company’s motion for summary judgment. The Company has appealed the decision to the intermediate appellate court. The appellate court reversed the lower court and found the Company has coverage for some claims. The primary layer insurer moved for reargument and leave to appeal to the New York Court of Appeals, the Company opposed the motion and the motion remains pending at this time. No damages are sought against the Company.

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

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

DiamondPeak Delaware Class Action Litigation

Two putative class action lawsuits were filed against former DiamondPeak directors and DiamondPeak Sponsor LLC on December 8 and 13, 2021 in the Delaware Court of Chancery (Hebert v. Hamamoto, et al. (C.A. No. 2021-1066); and Amin v Hamamoto, et al. (C.A. No. 2021-1085)) (collectively, the “Delaware Class Action Litigation”). The plaintiffs purported to represent a class of investors in DiamondPeak and asserted breach of fiduciary duty claims based on allegations that the defendants made or failed to prevent alleged misrepresentations regarding vehicle pre-orders and production timeline, and that but for those allegedly false and misleading disclosures, the plaintiffs would have exercised a right to redeem their shares prior to the de-SPAC transaction. On February 9, 2023, the parties filed a stipulation and proposed order consolidating the two putative class action lawsuits. The parties subsequently advised the Company that they reached an agreement to resolve this matter, and the former DiamondPeak directors sought indemnification from the Company with respect to a portion of the settlement amount.

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

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

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

On August 1, 2024, the Bankruptcy Court entered an opinion and order partially denying and partially granting the Foxconn Adversary Motion to Dismiss, which was subsequently amended on October 1, 2024. Nine of the Company’s claims survived the motion to dismiss on the grounds that the Company pled viable claims against Foxconn and the claims were not subject to mandatory arbitration. The Court also dismissed two of the Company’s claims in favor of arbitration. The order is presently being appealed by Foxconn to the Third Circuit Court of Appeals. The Bankruptcy Court has stayed litigation of the claims that it ruled were not subject to arbitration pending that appeal. The Court also allowed that the two dismissed claims should proceed to arbitration.

The Company is vigorously pursuing the litigation.

The Post-Petition Securities Action

On July 26, 2023, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of Ohio by Bandol Lim (“Plaintiff Lim”), individually and on behalf of other stockholders asserting violations of Section 10(b), Section 20(a) of the Exchange Act and Rule 10b-5 thereunder relating to the Company’s disclosure regarding its relationship with Foxconn and the Foxconn Transactions (the “Post-Petition Securities Action”). The lawsuit names Edward Hightower, Adam Kroll, and Daniel Ninivaggi as Defendants (“Defendants”) in their capacities as Company officers and/or directors. Defendants have informed the Company they dispute the allegations and intend to vigorously defend against the suit. None of the Debtors is named as a Defendant in the Post-Petition Securities Action. Plaintiff Lim and RIDE Investor Group each filed motions for appointment as lead plaintiff in the Post-Petition Securities Action. On September 30, 2024, the Post-Petition Securities Action was dismissed in full on the grounds that none of the allegations were actionable. Separately, each of the members of the RIDE Investor Group filed proofs of claim (the “RIDE Proofs of Claims”) against the Company, purportedly on behalf of themselves and the putative class in the Post-Petition Securities Action, in an unliquidated amount. The RIDE Investor Group has not sought authority from the Bankruptcy Court to file its purported class proofs of claim. The Plan constituted an objection to each of the RIDE Proofs of Claim, and on October 25, 2024, the Company filed additional objections to the RIDE Proofs of Claim on various grounds. Each of the RIDE Proofs of Claim was disallowed by Bankruptcy Court order, and the Company bears no liability for such claims.

Stark Novus Financial Inc.

f/k/a Nu Ride Inc.

f/k/a Lordstown Motors Corp.

Notes to Condensed Consolidated Financial Statements

NHTSA Matters

The Company’s obligations under the Safety Act administered by NHTSA for the vehicles it has manufactured and sold continued in force during the pendency of and following the Chapter 11 Cases. During the Chapter 11 Cases, the Company’s obligations were treated as a claim of the United States government against the Company. The Plan did not discharge the Company from claims arising after emergence from bankruptcy, nor did it preclude or enjoin the enforcement of any police or regulatory power. The Company believes it has repurchased all of the vehicles that were sold (other than the vehicles sold to LAS Capital or its affiliates, for which it assumed warranty, product liability and recall liabilities). The Company cannot predict the extent of the liability that may arise from the Safety Act obligations for vehicles the Company has already manufactured and sold, or any claims that may be asserted by NHTSA.

NOTE 8 - RELATED PARTY TRANSACTIONS

Under the Investment Agreement, Foxconn made additional equity investments in the Company, whereby it became a related party under the Company’s Related Party Transaction Policy as a 5% or more beneficial owner of the Company’s Class A common stock. For the six months ended June 30, 2026 and 2025, the Company made no payments, and had no amounts payable, to Foxconn.

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

Pursuant to the Amended Engagement Agreement, M3 Partners’ fees are calculated on an hourly basis. The Company incurred approximately $0.1 million and $0.2 million in fees payable to M3 Partners under the Engagement Agreement and Amended Engagement Agreement for the three and six months ended June 30, 2026, respectively, which is included in selling, general, and administrative expenses within the condensed consolidated statements of operations. The Company incurred approximately $0.2 million and $0.5 million in fees payable to M3 Partners under the Engagement Agreement for the three and six months ended June 30, 2025, respectively, which is included in selling, general, and administrative expenses within the condensed consolidated statements of operations.

The Company has entered into loans with FPI, FPII, FPIII, 4445WV, FPIV and FPV where it has more than a 20% equity interest in and believes these entities are considered related parties (see Note 2 – Summary of Significant Accounting Policies – Loans Receivable for further information).

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the following:

On July 15, 2026, AAH, a Delaware corporation and a wholly-owned subsidiary of the Company completed the acquisition of Affinity Advisory Network, LLC and AAN Wealth Advisors, LLC.

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

Our primary operations during the three and six months ended June 30, 2026 have consisted of actions and related expenditures associated with completing the Chapter 11 Cases and emerging from bankruptcy, resolving substantial litigation, claims reconciliation, financial reporting and regulatory compliance. Our assets consist of cash and cash equivalents, short-term investments, the Foxconn Litigation claims, claims the Company may have against other parties, and net operating loss carryforwards (“NOLs”). In addition, we have funded certain loans receivable as part of our ongoing post-emergence financial activities. Additional potential assets, such as the Foxconn Litigation claims, claims the Company may have against other parties, and NOLs, are not reflected in the financial statements.

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

In light of our emergence from bankruptcy on March 14, 2024, our results for the three and six months ended June 30, 2026 and 2025, reflect the accounting assumptions and treatment caused by the Chapter 11 Cases and the Plan and may not be representative of our operations and results going forward. See the risks and factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of the risks associated with our emergence from bankruptcy, our liquidity, capital resources and financial condition, and the use of estimates and resulting uncertainty in establishing our presented financial results, among other risks.

Results of Operations for the three months ended June 30, 2026 and 2025

	(in thousands) (Unaudited)
	For the three months ended June 30, 2026	For the three months ended June 30, 2025
Operating expenses
Selling, general and administrative expenses	$1,550	$1,683
Legal settlement and litigation benefit, net	—	(1,326)
Total operating expense, net	$1,550	$357
Loss from operations	(1,550)	(357)
Other (expense) income:
Other expense, net	(49)	(37)
Realized gain on debt securities available for sale	—	696
Investment and interest income	539	440
(Loss) income before income taxes	$(1,060)	$742
Income tax expense (benefit)	—	—
Net (loss) income	(1,060)	742
Less accrued preferred stock dividend	782	723
Net (loss) income attributable to common shareholders	$(1,842)	$19

Selling, General and Administrative Expense

Selling, general, and administrative expenses (“SG&A”) decreased by $0.2 million to $1.5 million for the three months ended June 30, 2026 compared to $1.7 million for the three months ended June 30, 2025.

SG&A for the three months ended June 30, 2026 and 2025 consisted of personnel and professional fees and was lower than last year mainly due to lower legal and professional fees as the bankruptcy claims payment and resolution process is winding down.

Legal settlement and litigation benefit, net

The Company had no legal settlement and litigation benefit (expense) for the three months ended June 30, 2026 compared to $1.3 million for the three months ended June 30, 2025. This represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims.

Results of Operations for the six months ended June 30, 2026 and 2025

	(in thousands) (Unaudited)
	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Operating expenses
Selling, general and administrative expenses	$3,051	$3,621
Legal settlement and litigation benefit, net	(779)	(1,498)
Total operating expense, net	$2,272	$2,123
Loss from operations	(2,272)	(2,123)
Other (expense) income:
Other expense, net	(68)	(68)
Realized gain on debt securities available for sale	—	925
Investment and interest income	1,172	797
Loss before income taxes	$(1,168)	$(469)
Income tax expense (benefit)	—	—
Net loss	(1,168)	(469)
Less accrued preferred stock dividend	1,550	1,432
Net loss attributable to common shareholders	$(2,718)	$(1,901)

Selling, General and Administrative Expense

Selling, general, and administrative expenses (“SG&A”) decreased by $0.6 million to $3.0 million for the six months ended June 30, 2026 compared to $3.6 million for the six months ended June 30, 2025.

SG&A for the six months ended June 30, 2026 and 2025 consisted of personnel and professional fees and was lower than last year mainly due to lower legal and professional fees as the bankruptcy claims payment and resolution process is winding down.

Legal settlement and litigation benefit, net

Legal settlement and litigation benefit, net decreased by $0.7 million to $0.8 million for the six months ended June 30, 2026 compared to $1.5 million for the six months ended June 30, 2025. This represents adjustments to accrued liabilities subject to compromise from claims as a result of the final settlement of claims.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $21.5 million, short-term investments of $7.4 million and restricted short-term investments of approximately $2.6 million, an accumulated deficit of $1.2 billion at June 30, 2026, and a net loss of $1.2 million for the six months ended June 30, 2026.

Our liquidity and ability to continue as a going concern is dependent upon, among other things: (i) the resolution of significant contingent and other claims, liabilities (see Note 7 - Commitments and Contingencies) and (ii) the outcome of our efforts to realize value, if any, from the Company’s retained causes of action, including the Foxconn Litigation, and other remaining assets.

We have incurred significant professional fees and other costs in connection with the prosecution of the Chapter 11 Cases and expect to continue to incur significant professional fees and costs. In addition, we are subject to significant contingent unliquidated liabilities, the full scope of which is uncertain at this time (see Note 7 - Commitments and Contingencies). Furthermore, under the Plan, we are conducting a process to reconcile the claims asserted that has resulted in approximately $2.6 million of the Company’s short-term investments being restricted for settling outstanding claims against the Company, including litigation and indemnification claims. Pursuant to the Bankruptcy Code, the Company is first required to pay all administrative claims in full. Under the Plan, the Company established an escrow for the payment of certain professional fees incurred in connection with the Chapter 11 Cases (“Professional Fee Escrow”), which was fully paid out as of September 30, 2024. The Plan also required the Company to establish a $45 million reserve for allowed and disputed claims of general unsecured creditors (the “Claims Reserve”), including interest (although there can be no assurance the Company will be able to pay such claims in full, with interest). As of June 30, 2026, $2.6 million was included in restricted short-term investments, which represents the initial Claims Reserve of $45 million, less $42.4 million which was released from the Claims Reserve related to the claims reconciliation process. Pursuant to the Plan (which includes certain exceptions), upon emergence (i) the Claims Ombudsman was appointed to oversee the administration of claims asserted against the Company by general unsecured creditors and (ii) a trustee was appointed to oversee the litigation claims held by the trust, which may be funded with certain retained causes of action of the Company, as determined by the Board of Directors. Holders of certain unsecured claims are expected to be entitled to receive post-petition interest on their claim amount as of the later of the date the claim was due to be paid, or the petition date. Therefore, if the claims resolution process takes longer than anticipated, the total liability to settle claims will increase to reflect the increased interest expense.

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

Summary of Cash Flows

The following table provides a summary of the Company’s cash flow data for the period indicated:

	Six months ended June 30, 2026	Six months ended June 30, 2025
Net cash used in operating activities	$(3,534)	$(3,980)
Net cash (used in) provided by investing activities	$(9,380)	$10,411
Net cash used in financing activities	$—	$—

Net Cash Used in Operating Activities

Net cash used in operating activities decreased by $0.5 million to $3.5 million for the six months ended June 30, 2026 compared to $4.0 million for the six months ended June 30, 2025. The $3.5 million of cash used in operating activities for the six months ended June 30, 2026 was comprised of the $1.2 million net loss for the period, as adjusted to reconcile cash used by operating activities for the six months ended June 30, 2026 which included $2.7 million of changes in operating assets and liabilities, partially offset by $0.4 million of stock-based compensations. The $4.0 million of cash used in operating activities for the six months ended June 30, 2025 was comprised of the $0.5 million net loss for the period, as adjusted to reconcile cash used by operating activities for the six months ended June 30, 2025 which included $0.9 million of realized gain on debt securities available for sale, $2.7 million of changes in operating assets and liabilities, partially offset by $0.2 million of stock-based compensations.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities was $9.4 million for the six months ended June 30, 2026, which was due to our issuance of loans receivable of $9.4 million.

Net cash provided by investing activities was $10.4 million for the six months ended June 30, 2025, which included $30.0 million related to maturities of short-term investments, partially offset by $19.6 million for purchases of short-term investments.

Net Cash Used in Financing Activities

For the six months ended June 30, 2026 and 2025, the Company had no financing activities.

Off-Balance Sheet Arrangements

The Company has no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. The Company does not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. The Company has not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs and the nature of operating activities. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who also serves as our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” (as each term is defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2024).
3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026).
3.3	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2026.
3.4	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2026).
3.5	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2022)
10.1*	Membership Interest Purchase Agreement, dated as of June 2, 2026, as amended by the Amendment to Membership Interest Purchase Agreement, dated as of August 12, 2026, by and among Affinity Advisory Holdings Corp., Affinity Advisory Network, LLC, AAN Wealth Advisors, LLC, HIH M MFTG Trust, The Hall Companies Corporate Ohio Legacy Trust and Robert Hall.
10.2*	Stockholders Agreement, dated as of July 15, 2026, as amended by the Amendment to Stockholder Agreement, dated as of August 12, 2026, by and among Affinity Advisory Holdings Corp., Affinity Advisory Network, LLC, AAN Wealth Advisors, LLC, HIH M MFTG Trust, The Hall Companies Corporate Ohio Legacy Trust and Robert Hall.
10.3*	Employment Agreement, dated as of June 2, 2026, by and between Affinity Advisory Holdings Corp. and Robert Hall.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) /15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NU RIDE INC.

Date: August 14, 2026		/s/ Alexander C. Matina
	Name:	Alexander C. Matina
	Title:	Chief Executive Officer, President, Treasurer, and Secretary

